Form 10-Q
period 1999-09-30
FREESHOP COM INC
filed 1999-11-15
CIK 1087277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________.

                        Commission file number 000-27065

                               FREESHOP.COM, INC.
             (Exact name of registrant as specified in its charter)

             WASHINGTON                                    91-1809146
    (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

                             95 SOUTH JACKSON STREET
                                    SUITE 300
                            SEATTLE, WASHINGTON 98104
                    (Address of principal executive offices)

                                 (206) 441-9100
              (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The number of outstanding shares of common stock, no par value, of the
                 Registrant at November 1, 1999 was 15,466,170.

================================================================================

                               FREESHOP.COM, INC.

                             INDEX TO THE FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

                 Balance sheet as of December 31, 1998 and September 30, 1999
                 (unaudited with respect to September 30, 1999)............................       3

                 Unaudited Statement of Operations for the three months and nine
                 months ended September 30, 1998 and 1999..................................       4

                 Unaudited Condensed Statement of Cash Flows for the nine months ended
                 September 30, 1998 and 1999 ..............................................       5

                 Notes to Unaudited Financial Statements...................................       6

        ITEM 2.  Management's Discussion and Analysis of FINANCIAL
                 CONDITION AND Results of Operations.......................................       9

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK................       18

PART II - OTHER INFORMATION

        ITEM 1.  Legal Proceedings .......................................................       18

        ITEM 2.  Changes in Securities AND USE OF PROCEEDS................................       18

        ITEM 3.  Defaults Upon Senior Securities .........................................       18

        ITEM 4.  Submission of Matters to a Vote of Security Holders......................       19

        ITEM 5.  Other Information........................................................       19

        ITEM 6.  Exhibits and Reports on Form 8-K.........................................       19

SIGNATURES       .........................................................................       19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               FREESHOP.COM, INC.
                                  BALANCE SHEET


                                                                    DECEMBER 31,         SEPTEMBER 30,
                                                                    ------------         ------------
                                                                        1998                 1999
                                                                    ------------         ------------
                                                                                          (UNAUDITED)
ASSETS

Cash and cash equivalents                                           $  2,892,144         $  1,528,558
Stock subscription receivable                                                              35,712,000
Accounts receivable, net                                                 339,179            2,054,857
Prepaid expenses and other assets                                         30,497              403,596
Restricted short-term investments                                                              50,000
                                                                    ------------         ------------
        Total current assets                                           3,261,820           39,749,011
Fixed assets, net                                                        381,296            1,235,947
Intangible assets, net                                                                      2,209,670
Deposits                                                                  43,454               43,454
                                                                    ------------         ------------
                                                                         424,750            3,489,071
                                                                    ------------         ------------
                                                                    $  3,686,570         $ 43,238,082
                                                                    ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                    $    464,872         $  1,085,011
Accrued and other liabilities                                            670,857            1,697,608
Unearned revenue                                                                               76,824
Current portion of capital leases obligations                            112,327              121,126
                                                                    ------------         ------------
        Total current liabilities                                      1,248,056            2,980,569
                                                                    ------------         ------------
Long-term convertible debt                                                50,000
Capital lease obligations, net of current portion                        144,727               53,565
Shareholders' equity
  Series B convertible preferred stock, no par value;
   no shares authorized, issued or outstanding at
   December 31, 1998 and 1,250,000 shares authorized,
   472,608 issued and outstanding at September 30,
   1999 (unaudited)                                                                         8,615,125
  Common stock, no par value; 100,000,000 shares authorized,
   6,117,595 issued and 5,597,595 outstanding at
   December 31, 1998 and 12,154,302
   issued and 11,474,302 outstanding at September 30,
   1999 (unaudited)                                                    7,816,328           43,678,547
  Additional paid-in capital                                             294,529            2,589,749
  Deferred stock compensation                                            (12,927)          (1,458,010)
  Accumulated deficit                                                 (5,854,143)         (13,221,463)
                                                                    ------------         ------------
   Total shareholders' equity                                          2,243,787           40,203,948
                                                                    ------------         ------------
                                                                    $  3,686,570         $ 43,238,082
                                                                    ============         ============


   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                 SEPTEMBER 30,                             SEPTEMBER 30,
                                       ---------------------------------         ---------------------------------
                                            1998                 1999                 1998                 1999
                                       ------------         ------------         ------------         ------------
Net revenues                           $    320,902         $  2,636,197         $    749,904         $  4,782,859
Cost of revenues                             64,801              148,969              140,432              338,867
                                       ------------         ------------         ------------         ------------
Gross profit                                256,101            2,487,228              609,472            4,443,992
                                       ------------         ------------         ------------         ------------
Operating expenses

  Sales and marketing                       980,549            4,640,257            2,010,388            8,781,580
  Research and development                   86,173              254,609              280,242              576,126
  General and administrative                 94,152              309,695              265,972              771,755
  Equity-based compensation                  39,000              234,522              161,696              856,278
  Depreciation and amortization              25,986              366,416               74,797              626,327
                                       ------------         ------------         ------------         ------------
   Total operating expenses               1,225,860            5,805,499            2,793,095           11,612,066
                                       ------------         ------------         ------------         ------------
Operating loss                             (969,759)          (3,318,271)          (2,183,623)          (7,168,074)
Interest expense                             15,837                8,718               44,294               32,210
Other expense (income)                        6,409              (69,472)               7,170             (156,464)
                                       ------------         ------------         ------------         ------------
Loss before income tax expense             (992,005)          (3,257,517)          (2,235,087)          (7,043,820)
Income tax expense
                                       ------------         ------------         ------------         ------------
Net loss                               $   (992,005)        $ (3,257,517)        $ (2,235,087)        $ (7,043,820)
                                       ============         ============         ============         ============
Basic and diluted net loss per
  share                                $      (0.16)        $      (0.39)        $      (0.37)        $      (0.85)
                                       ============         ============         ============         ============
Weighted-average shares used in
  computing net loss per share            6,367,117            8,350,017            6,005,659            8,239,115
                                       ============         ============         ============         ============
Pro-forma basic and diluted net
  loss per share                       $      (0.16)        $      (0.32)        $      (0.37)        $      (0.76)
                                       ============         ============         ============         ============
Pro-forma weighted-average
  shares used in computing net
  loss per share                          6,367,117           10,240,449            6,005,659            9,299,483
                                       ============         ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  -------------------------------
                                                                     1998                1999
                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                        $(2,235,087)        $(7,043,820)
  Adjustments to reconcile net loss to net cash used in
   operating activities
     Depreciation and amortization                                    100,717             669,417
     Bad debt expense                                                  40,118             125,988
     Amortization of deferred compensation                             77,696             450,278
     Shares sold to an employee by a principle
       shareholder                                                                        406,000
     Shares transferred to employees by principle
       shareholders                                                    84,000
     Loss (gain) on disposal of property and equipment                  8,622              (9,959)
     Amortization of discount on short-term investments                                   (14,400)
     Changes in assets and liabilities, net of
       impact of acquisitions:

      Accounts receivable                                             (52,842)         (1,805,151)
      Prepaid expenses and other assets                                 8,092            (379,239)
      Accounts payable                                                 89,665             164,164
      Accrued and other liabilities                                   699,509             499,069
      Unearned revenue                                                                     76,824
      Payable to Online Interactive, Inc.                             (27,269)
                                                                  -----------         -----------
      Net cash used in operating activities                        (1,206,779)         (6,860,829)
                                                                  -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                                 (18,767)         (1,042,532)
  Payment for business combinations, net of cash acquired                              (1,666,440)
  Purchase of short-term investments                                                   (1,535,600)
  Sale of short-term investments                                                        1,500,000
                                                                  -----------         -----------
      Net cash used in investing activities                           (18,767)         (2,744,572)
                                                                  -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable                                         135,000
  Repayment of notes payable                                          (85,000)
  Principle payments under capital leases                             (34,211)            (82,363)
  Proceeds from shareholder note receivable                            25,000
  Repurchase of common stock                                                             (723,500)
  Issuance of common stock, net of issuance costs                   1,175,943             432,553
  Issuance of series B preferred stock                                                  8,615,125
                                                                  -----------         -----------
      Net cash provided by financing activities                     1,216,732           8,241,815
                                                                  -----------         -----------
Net decrease in cash and cash equivalents                              (8,814)         (1,363,586)
Cash and cash equivalents at beginning of period                       26,329           2,892,144
                                                                  -----------         -----------
Cash and cash equivalents at end of period                        $    17,515         $ 1,528,558
                                                                  ===========         ===========
Cash paid during the period for interest                          $    44,294         $    32,210
                                                                  ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The interim condensed financial statements are unaudited and have been prepared on the same basis as the annual financial statements. In the opinion of management, the interim data includes all adjustments, consisting only of the adjustments necessary to record the acquisition of substantially all of the assets of the Catalog Site and Worldwide Brochures Web sites in May 1999 and normal recurring adjustments necessary to present fairly the Company's financial position as of September 30, 1999, results of operations for the three and nine months ended September 30, 1998 and 1999 and cash flows for the nine months ended September 30, 1998 and 1999.

        The unaudited financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 1999, as amended, and its periodic filings with the Securities and Exchange Commission thereafter. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 1999.

2.      SHAREHOLDERS' EQUITY

        On October 1, 1999 the Company closed its initial public offering of 3,200,000 shares of the Company's common stock at $12.00 per share. Total proceeds, net of offering costs of $2,688,000, were $35,712,000. In addition, on October 29, 1999, the Company sold an additional 480,000 shares under the underwriters' overallotment option. During the nine months ended September 30, 1999 the Company issued 472,608 shares of series B convertible preferred stock for $8,615,125. Concurrent with the closing of the initial public offering, Fingerhut exercised their remaining rights to purchase 405,359 additional shares of series B convertible preferred stock for $8,879,404. Upon the closing of the initial public offering all of the Company's series B convertible preferred stock converted into 3,511,868 shares of common stock.

3.      BASIC AND DILUTED NET LOSS PER SHARE

        Basic net loss per share represents net loss attributable to common shareholders divided by the weighted-average number of shares outstanding during the period. Diluted net loss per share represents net loss attributable to common shareholders divided by the weighted-average number of shares outstanding, including the potentially dilutive impact of common stock options and warrants and series B convertible preferred stock. Common stock options and warrants are converted using the treasury stock method. Series B convertible preferred stock is converted using the if-converted method. Basic and diluted net loss per share are equal for all periods presented because the impact of common stock equivalents is antidilutive.

        Pro-forma net loss per share is computed using the weighted-average number of common shares outstanding and the effects of the automatic conversion of the Company's series B convertible preferred stock, outstanding at September 30, 1999, into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on the date the shares were originally issued.

        The following table sets forth the computation of the numerators and denominators in the basic and diluted and pro-forma net loss per share calculations for the periods indicated:


                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                        ---------------------------------         ---------------------------------
                                             1998                1999                 1998                 1999
                                        ------------         ------------         ------------         ------------
Numerator:

Net loss                                $   (992,005)        $ (3,257,517)        $ (2,235,087)        $ (7,043,820)
                                        ============         ============         ============         ============
Denominator:
Weighted average shares used in
  computing net loss per share             6,367,117            8,350,017            6,005,659            8,239,115
                                        ============                              ============
Weighted average effect of other
  securities:
  Series B convertible preferred
   stock                                                        1,890,432                                 1,060,368
                                                             ------------                              ------------
Weighted average shares
  outstanding used in computing
  pro-forma net loss per share                                 10,240,449                                 9,299,483
                                                             ============                              ============
Pro-forma basic and diluted net
  loss per share                                             $      (0.32)                             $      (0.76)
                                                             ============                              ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those described in connection with the forward looking statement, and the factors listed in Exhibit 99 to this report, which is hereby incorporated by reference in this report.

        In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

        Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this filing. You should not place undue reliance on forward-looking statements.

OVERVIEW

        FreeShop is an online direct marketing service that generates sales leads, creates product awareness, and initiates consumer purchases through multiple online marketing vehicles, including free and trial offers, banner advertising, email newsletter sponsorship, and others. Our services are provided through our network of Web sites at www.freeshop.com, www.wwb.com, and www.catalogsite.com, and through direct email communications.

        We began our direct marketing business in 1994 as the FreeShop division of Online Interactive, Inc. In June of 1997 Online Interactive transferred the FreeShop division to FreeShop International, Inc., a newly formed, wholly owned subsidiary, and spun off FreeShop International through a distribution to its shareholders. On February 19, 1999, FreeShop International changed its name to FreeShop.com, Inc.

        We derive our revenues primarily from online lead generation and advertising contracts. We receive lead generation revenues when we deliver customer information to a marketer in connection with an offer on our Web site. We receive advertising revenues from sales of banner advertising, site sponsorships and newsletter sponsorships. We also derive a small portion of our lead generation revenues from the rental of customer names and street addresses to third parties. Lead generation pricing is based on cost per lead and varies depending on the type of offer. Generally, pricing of advertising is based on cost per impression or cost per click through. The services we deliver are primarily sold under short-term agreements that are subject to cancellation. We recognize revenues in the period in which we deliver the service.

        In the quarters ended September 30, 1999 and 1998 our ten largest clients accounted for 42.9% and 36.1% of our revenues, respectively. During the quarter ended September 30, 1999 Newsub Services, Inc. was our largest client accounting for 16.4% of our revenues. No other client accounted for more than 10% of our revenues in the quarter ended September 30, 1999 and no client accounted for more than 10% of our revenues in the quarter ended September 30, 1998. In the nine months ended September 30, 1999 and 1998 our ten largest clients accounted for 35.0% and 32.7% of our revenues, respectively. During the nine months ended September 30, 1999 Newsub Services, Inc. was our largest client accounting for 14.5% of our revenues. No other client accounted for more than 10% of our revenues in the nine months ended September 30, 1999 and no client accounted for more than 10% of our revenues in the nine months ended September 30, 1998.

        Our business has been operating at a loss and generating negative cash flows from operations since inception. As of September 30, 1999, we had accumulated losses of approximately $13.2 million. We plan to continue to increase the level of our investment in marketing and promotion, development of technology and expansion of our business. As a result, our losses and negative cash flow are likely to continue to increase. We have experienced rapid growth and have a limited operating history. Because of this we believe period-to-period comparison of our operating results are not meaningful and the results for any period should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

Revenues

        We derive our revenues primarily from online lead generation and advertising contracts. Our revenues increased by $2.3 million, or 721%, to $2.6 million in the quarter ended September 30, 1999 compared to $320,000 in the same quarter of 1998. On a year to date basis revenues have increased by $4.0 million, or 538%, to $4.8 million, compared to $750,000 in the first three quarters of 1998. This growth in revenue was attributable to the introduction of advertising revenue in June 1998 and an increase in the number of visits to our Web site, which increased lead generation revenues. We introduced advertising, including banner ads, site sponsorships and newsletter sponsorships, in the second and third quarters of 1998. Revenues from advertising services were $1.1 million in the quarter ended September 30, 1999, compared to $75,000 in the same quarter of the prior year.

Cost of Revenues

        Cost of revenues consists of expenses associated with the maintenance and usage of the Company's Web sites, including Internet connection charges, banner ad serving fees, equipment and software depreciation and personnel costs. Cost of revenues increased to $149,000 in the quarter ended September 30, 1999 from $65,000 in the same quarter of 1998. On a year to date basis cost of revenues increased to $339,000 from $140,000 in the first three quarters of 1998. The increase was primarily due to costs related to additional Internet connection capacity and personnel costs to support our growth. Gross margin increased to 94.3% in the quarter ended September 30, 1999, from 79.8% in the same quarter of 1998. On a year to date basis gross margin increased to 92.9% from 81.3% in the first three quarters of 1998. The increase in gross margin was primarily due to cost of revenues increasing at a slower rate than revenues. However, we expect cost of revenues to increase on an absolute basis and possibly as a percentage of revenue in the short-term as we continue to increase our Internet connection capacity, hardware and software investments, and personnel cost in order to support our growth.

Sales and Marketing

        Sales and marketing expenses consist primarily of marketing and promotional costs related to developing our brand and generating visits to our Web sites, as well as personnel and other costs. Sales and marketing expenses increased by $3.7 million to $4.7 million, or 176% of revenues, in the quarter ended September 30, 1999 compared to $980,000, or 306% of revenues, in the same quarter of 1998. On a year to date basis sales and marketing expenses have increased by $6.8 million to $8.8 million, or 184% of revenues, compared to $2.0 million, or 268% of revenues, in the first three quarters of 1998. The increase in absolute dollars was due primarily to increases in advertising and brand awareness spending and increases in personnel costs. The decrease as a percentage of revenue was primarily due to sales and marketing expenses, other than advertising spending, increasing at a lesser rate than revenues. We expect to continue to increase our advertising and brand awareness spending in the future.

Research and Development

        Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our Web site and related systems. Research and development expenses increased by $169,000 to $255,000, or 10% of revenues, in the quarter ended September 30, 1999 compared to $86,000, or 27% of revenues, in the same quarter of 1998. On a year to date basis research and development expenses have increased by $296,000 to $576,000, or 12% of revenues, compared to $280,000, or 37% of revenues, in the first three quarters of 1998. The increase in absolute dollars was primarily due to hiring additional staff to support our growth, continued improvements in our internal systems and enhancements and modification to our Web site. The decrease as a percentage of revenues was primarily due to research and development expenses increasing at a slower rate than revenues.

General and Administrative

        General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses increased by $216,000 to $310,000, or 12% of revenues, in the quarter ended September 30, 1999 compared to $94,000, or 29% of revenues, in the same quarter of 1998. On a year to date basis general and administrative expenses have increased by $506,000 to $772,000, or 16% of revenues, compared to $266,000, or 36% of revenues, in the first three quarters of 1998. The increase in absolute dollars was primarily due to increased personnel costs and professional service fees necessary to support our growth. The decrease as a percentage of revenue is primarily due to general and administrative expenses increasing at a slower rate than revenues.

Equity-Based Compensation

        Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options and recognition of expenses when our principal shareholders sell our stock to employees and directors at a price below the estimated fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the option granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses increased by $196,000 to $235,000, or 9% of revenues, in the quarter ended September 30, 1999 compared to $39,000, or 12% of revenues, in the same quarter of 1998. On a year to date basis equity-based compensation expenses have increased by $695,000 to $856,000, or 18% of revenues, compared to $162,000, or 22% of revenues, in the first three quarters of 1998. The increase in absolute dollars in the quarter resulted primarily from recognition of expense due to issuing options with exercise prices based on the last price received from a third party investor. An additional significant increase for the year to date was due to recognition of $406,000 in expense related to the sale of securities to an employee by a principal shareholder at a price below the estimated fair market value as an inducement for the employee to work for FreeShop. The decrease as a percentage of revenue is primarily due to equity-based compensation expenses increasing at a slower rate than revenues. We expect equity-based compensation to increase over the next few quarters due to the impact of recognizing expense associated with additional option grants.

Depreciation and Amortization

        Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements and goodwill from acquisitions. Depreciation and amortization expenses increased by $340,000 to $366,000, or 14% of revenues, in the quarter ended September 30, 1999 compared to $26,000, or 8% of revenues, in the same quarter of 1998. On a year to date basis depreciation and amortization expenses have increased by $551,000 to $626,000, or 13% of revenues, compared to $75,000, or 10% of revenues, in the first three quarters of 1998. The increase resulted from the depreciation of approximately $1.1 million in equipment and furniture acquired from September 1998 through September 1999 and the amortization of approximately $2.7 million in intangible assets related to the acquisition of substantially all of the assets of Commonsite and Travel Companions International.

Interest Expense

        Interest expense primarily relates to capital equipment leases, and totaled $9,000 in the quarter ended September 30, 1999 and $16,000 in the same quarter of 1998. On a year to date basis interest expense totaled $32,000 and $44,000 in the first three quarters of 1999 and 1998, respectively.

Other Expense (Income)

        Other expense (income) consists primarily of interest income. Other income increased by $76,000 to $69,000, or 3% of revenues, in the quarter ended September 30, 1999 compared to other expense of $7,000, or 2% of revenues, in the same quarter of 1998. On a year to date basis other income has increased by $164,000 to $156,000, or 3% of revenues, compared to other expense of $7,000, or 1% of revenues, in the first three quarters of 1998. The increase was due to higher cash balances resulting from the investments by Fingerhut in December 1998, April 1999 and June 1999. We expect interest income to increase significantly in the next quarter and to decline thereafter as cash is used in operating, investing and financing activities.

Income Taxes

        No provision for federal income taxes has been recorded for any of the periods presented due to the company's current loss position.

LIQUIDITY AND CAPITAL RESOURCES

        Since we began operating as an independent company in June 1997, we have financed our operations primarily through the private placement of equity securities. Gross proceeds from the issuance of stock through September 30, 1999 totaled $15.0 million, including $12.6 million raised from Fingerhut Corporation. As of September 30, 1999, we had approximately $1.5 million in cash and cash equivalents and working capital of $36.8 million. On October 1, 1999 the Company closed its initial public offering of 3,200,000 shares of the Company's common stock. In addition, on October 29, 1999, the Company sold an additional 480,000 shares under the underwriters' overallotment option. Total net proceeds were $41,068,800. Concurrent with the closing of the initial public offering, Fingerhut exercised their remaining rights to purchase 405,359 additional shares of Series B convertible preferred stock for $8,879,404.

        Net cash used in operating activities was $6.9 million and $1.2 million in the nine months ended September 30, 1999 and 1998. Cash used in operating activities for each period resulted primarily from net losses and increases in accounts receivable, which were partially offset by increases in accounts payable and accrued liabilities.

        Net cash used in investing activities was $2.7 million and $19,000 in the nine months ended September 30, 1999 and 1998. In the nine months ended September 30, 1999, $1.7 million was used to acquire substantially all of the assets of Commonsite, LLC and Travel Companions International, Inc. and $1.0 million was used to purchase equipment and furniture. For the nine months ended September 30, 1998, cash used in investing activities was for purchases of property and equipment.

        Net cash provided by financing activities was $8.2 million and $1.2 million in the nine months ended September 30, 1999 and 1998. Net cash provided by financing activities resulted primarily from issuance of capital stock, which was partially offset by principal payments made on capital leases and repurchase of common stock.

        We believe our current cash and cash equivalents, including the net proceeds from our IPO, underwriter's exercise of their overallotment option and exercise by Fingerhut of their remaining warrants, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we expect we will need to raise additional capital to meet our long-term operating requirements. Although we have increased revenues, our expenses also have continued to increase, and we expect to increase our expenses significantly in future periods, such that our expenses will exceed our revenues for the foreseeable future. Accordingly, we do not expect to be able to fund our operations from internally generated funds for the foreseeable future. Our cash requirements depend on several factors, including the level of expenditures on advertising and brand awareness, the rate of market acceptance of our services, and the extent to which we use cash for acquisitions and strategic investments. Unanticipated expenses, poor financial results or unanticipated opportunities that require financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

Y2K ISSUES

        Because many computer applications have been written using two digits rather than four to define the applicable year, some date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The year 2000 issue could result in system failures or miscalculations causing disruptions of operations, including disruptions of our Web sites.

        We have completed a review of our internal information technology and non-information technology systems for year 2000 compliance. We do not believe that we have material exposure to the year 2000 issue with respect to our systems.

        We are in the process of obtaining confirmation from all of our third-party vendors that they have resolved their year 2000 issues. All but two of our vendors have responded either orally or in writing and either confirmed their compliance or provided patches for their affected software. We do not expect the other two vendors to certify that their software or services are year 2000 compliant. The vendors who have already responded include all vendors related to our critical systems. We have completed an initial test of our internal systems and anticipate conducting tests with the cooperation of our vendors after September 30, 1999 to simulate the year 2000 rollover with hardware, software and key vendors. We plan to make any modifications resulting from the test by the fourth quarter of 1999. Based on the test results, if any vendor is found to be non-compliant, our contingency plan is to attempt to find a replacement vendor. In addition, we have developed a limited contingency plan related to the functioning of our Web sites and order processing systems. We are establishing a number of servers in different cities to help prevent systems failures and slow response times on our Web sites and to provide backup in the event there is a power or other electrical failure that affects our computer servers and systems located in the Seattle area. Aside from the identification of new vendors and the establishment of offsite servers, we do not currently have any other contingency plans, and we do not anticipate developing any.

        To date, we have spent approximately $40,000 on year 2000 compliance. We expect total expenditures to be between $40,000 and $50,000. Most of our future expenses are expected to be operating expenses associated with the time spent by employees working on year 2000 compliance matters.

        The worst-case scenario pertaining to the year 2000 issue would be an overall failure of the Internet, electronic and telecommunications infrastructures. In addition, the systems and services provided by our third-party vendors may fail to be year 2000 compliant despite their representations to the contrary. The failure by these entities or systems to be year 2000 compliant could result in a systemic failure beyond our control, which could also prevent us from delivering our services to our customers or generally prevent users from accessing our Web sites. This would have a material adverse effect on our business, results of operations and financial condition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We believe we do not have material market risk exposure. We do not own any derivative instruments or engage in any hedging transactions. We have a minimal amount of outstanding long-term debt and currently invest our excess cash in short-term commercial paper.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        As of the date hereof, there is no material litigation pending against the Company. From time to time, the Company is a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)     Changes in Securities

        In connection with the Company's initial public offering, the Board of Directors approved, subject to the shareholder approval, a proposal to amend the Articles of Incorporation to effect a reverse stock split by exchanging every
2.5 outstanding shares of the Company's common stock for one new share of the Company's common stock. At the Company's special meeting in September 1999, the shareholders approved the amendment to the Company's Articles of Incorporation to effect a 1-for-2.5 reverse stock split. The effective date of the reverse was September 15, 1999. At July 31,1999, approximately 20.6 million shares of Common Stock were outstanding, as well as options, warrants and convertible preferred stock to acquire approximately an additional 11.2 million shares of Common Stock. The Reverse Stock Split, decreased the number of outstanding shares of Common Stock to approximately 8.2 million shares and approximately 4.5 million shares are reserved for issuance upon exercise of outstanding options, warrants and the conversion of convertible preferred stock. Approximately 87.3 million shares of common stock are available for future issuances. Earnings per share reflect post split shares of common stock outstanding.

        On the effective date, the total number of shares of common stock held by each stockholder converted automatically into a right to receive a number of shares and fractions thereof of new common stock equal to the number of shares of common stock owned immediately prior to the Reverse Stock Split divided by
2.5. No fractional shares or scrip were issued and, in lieu thereof, each stockholder who would otherwise have been entitled to a fraction of a share of new common stock would received a whole share of new common stock.

        Approval of the Reverse Stock Split did not affect any stockholder's percentage ownership interest in the Company or proportional voting power except for minor differences resulting from fractional shares. The Reverse Stock Split did not reduce the number of shareholders of the Company. The shares of new common stock issued upon effectiveness of the Reverse Stock Split were fully paid and nonassessable. The voting rights and other privileges of the holders of common stock was not affected substantially by adoption of the Reverse Stock Split or the subsequent implementation thereof.

(b)     Use of proceeds

        On September 27, 1999 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (333-81151). Pursuant to this Registration Statement on October 1, 1999 the Company closed its initial public offering of 3,200,000 shares of the Company's common stock at an initial public offering price of $12.00 per share (the "Offering"). The Offering was managed by Deutsche Banc Alex. Brown, Dain Rauscher Wessels, Volpe Brown Whelan & Company, and E*OFFERING. Net proceeds to the Company, after calculation of the underwriters discount and commissions, from the Offering totaled $35,712,000. In addition, on October 29, 1999, the Company sold an additional 480,000 shares under the underwriters' overallotment option. Total net proceeds were $5,356,800. None of the expenses incurred in the offering were direct or indirect payments to affiliates, directors, officers or persons owning ten percent or more of any class of equity securities of the

Company. As of September 30, 1999 none of the proceeds from these transactions had been used. Until the proceeds are used they will be invested in short-term commercial paper.

(c)     Sales of Unregistered Securities

        During the three months ended September 30, 1999, the Company sold 31,015 shares of common stock pursuant to the exercise of stock options issued under the Company's 1997 Stock Option Plan for aggregate proceeds of $33,742.75. The options, and shares issued upon exercise of the options, were issued pursuant an exemption provided by Rule 701 of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the special meeting of the shareholders of the Company held at 10:00 am on September 8, 1999 at the offices of the Company, the following matters were submitted to a vote of the shareholders:

1. Amend Article 2 of the Articles of Incorporation to effect a reverse stock split, subject to the discretion of the Board of Directors to file the amendment to the Articles in order to effect the reverse split. The proposal passed receiving 16,056,717 votes in favor, 626,699 votes against and 41,667 votes abstaining.

2. Amend Article 3 of the Articles of Incorporation so that shareholders may remove directors only for cause. The proposal did not pass receiving 11,766,997 votes in favor, 618,0782 votes against and 4,339,304 votes abstaining.

3. Amend Article 4 of the Articles of Incorporation to increase the percentage of outstanding shares of capital stock entitled to vote which must be held by a shareholder from 10% to 25% in order for that shareholder to have the right to call a special meeting of shareholders. The proposal did not pass receiving 11,864,000 votes in favor, 625,032 votes against and 4,236,051 votes abstaining.

4. Amend Article 5 of the Articles of Incorporation to establish shareholder voting requirements for approval of certain actions by the Company. The proposal passed receiving 16,098,384 votes in favor, 578,782 votes against and 47,917 votes abstaining.

5. Amend Article 6 of the Articles of Incorporation to clarify the existing limitation of liability provision in the Articles of Incorporation and to strengthen the existing indemnification provisions currently contained in the Bylaws and add such indemnification provisions to the Articles of Incorporation. The proposal passed receiving 16,677,166 votes in favor and 47,917 votes abstaining.

6. Approve and ratify an increase in the number of shares of common stock reserved for issuance under the Company's 1997 Stock Option Plan to 6,000,000 shares (2,400,000 shares following the reverse stock split). The proposal passed receiving 16,000,384 votes in favor, 683,032 votes against and 41,667 votes abstaining.

There were 20,608,174 common shares outstanding and entitled to vote on the record date. The share numbers listed in this Item 4 do not reflect the reverse stock split which was effected on September 15, 1999.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed as part of this report:

27.1    Financial Data Schedule

99 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statements for Forwarding Looking Statements

(b)     Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FREESHOP.COM, INC.

Date:   November 15, 1999           By:    /s/ JOHN A. WADE
                                           ----------------------------------
                                    Name:  John A. Wade
                                    Title: Chief Financial Officer