Form 10-Q/A
period 1999-09-30
FREESHOP COM INC
filed 2000-02-10
CIK 1087277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   ------------------------------------------

                                Amendment No. 1
                                       to
                                   FORM 10-Q


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


                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

                 Balance sheet as of December 31, 1998 and September 30, 1999
                 (unaudited with respect to September 30, 1999)............................       3

                 Unaudited Statement of Operations for the three months and nine
                 months ended September 30, 1998 and 1999..................................       4

                 Unaudited Condensed Statement of Cash Flows for the nine months ended
                 September 30, 1998 and 1999 ..............................................       5

                 Notes to Unaudited Financial Statements...................................       6

        ITEM 2.  Management's Discussion and Analysis of FINANCIAL
                 CONDITION AND Results of Operations.......................................       8

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK................       13

PART II - OTHER INFORMATION

        ITEM 1.  Legal Proceedings .......................................................       13

        ITEM 2.  Changes in Securities AND USE OF PROCEEDS................................       13

        ITEM 3.  Defaults Upon Senior Securities .........................................       14

        ITEM 4.  Submission of Matters to a Vote of Security Holders......................       14

        ITEM 5.  Other Information........................................................       14

        ITEM 6.  Exhibits and Reports on Form 8-K.........................................       14

SIGNATURES       .........................................................................       14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               FREESHOP.COM, INC.
                                  BALANCE SHEET


                                                                    DECEMBER 31,         SEPTEMBER 30,
                                                                    ------------         ------------
                                                                        1998                 1999
                                                                    ------------         ------------
                                                                                          (UNAUDITED)
ASSETS

Cash and cash equivalents                                           $  2,892,144         $  1,528,558
Stock subscription receivable                                                              35,712,000
Accounts receivable, net                                                 339,179            2,054,857
Prepaid expenses and other assets                                         30,497               70,264
Restricted short-term investments                                                              50,000
                                                                    ------------         ------------
        Total current assets                                           3,261,820           39,415,079
Fixed assets, net                                                        381,296            1,235,947
Intangible assets, net                                                                      2,209,670
Deposits                                                                  43,454               43,454
                                                                    ------------         ------------
                                                                         424,750            3,489,071
                                                                    ------------         ------------
                                                                    $  3,686,570         $ 42,904,750
                                                                    ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                    $    464,872         $  1,085,011
Accrued and other liabilities                                            670,857            1,697,608
Unearned revenue                                                                               76,824
Current portion of capital leases obligations                            112,327              121,126
                                                                    ------------         ------------
        Total current liabilities                                      1,248,056            2,980,569
                                                                    ------------         ------------
Long-term convertible debt                                                50,000
Capital lease obligations, net of current portion                        144,727               53,565
Shareholders' equity
  Series B convertible preferred stock, no par value;
   no shares authorized, issued or outstanding at
   December 31, 1998 and 1,250,000 shares authorized,
   472,608 issued and outstanding at September 30,
   1999 (unaudited)                                                                         8,615,125
  Common stock, no par value; 100,000,000 shares authorized,
   6,117,595 issued and 5,597,595 outstanding at
   December 31, 1998 and 12,154,302
   issued and 11,474,302 outstanding at September 30,
   1999 (unaudited)                                                    7,816,328           43,678,547
  Additional paid-in capital                                             294,529            2,589,749
  Deferred stock compensation                                            (12,927)          (1,458,010)
  Accumulated deficit                                                 (5,854,143)         (13,554,795)
                                                                    ------------         ------------
   Total shareholders' equity                                          2,243,787           39,870,616
                                                                    ------------         ------------
                                                                    $  3,686,570         $ 42,904,750
                                                                    ============         ============



   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)



                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                 SEPTEMBER 30,                             SEPTEMBER 30,
                                       ---------------------------------         ---------------------------------
                                            1998                 1999                 1998                 1999
                                       ------------         ------------         ------------         ------------
                                                             (as revised)                              (as revised)
Net revenues                           $    320,902         $  2,386,198         $    749,904         $  4,449,527
Cost of revenues                             64,801              148,969              140,432              338,867
                                       ------------         ------------         ------------         ------------
Gross profit                                256,101            2,237,229              609,472            4,110,660
                                       ------------         ------------         ------------         ------------
Operating expenses

  Sales and marketing                       980,549            4,640,257            2,010,388            8,781,580
  Research and development                   86,173              254,609              280,242              576,126
  General and administrative                 94,152              309,695              265,972              771,755
  Equity-based compensation                  39,000              234,522              161,696              856,278
  Depreciation and amortization              25,986              366,416               74,797              626,327
                                       ------------         ------------         ------------         ------------
   Total operating expenses               1,225,860            5,805,499            2,793,095           11,612,066
                                       ------------         ------------         ------------         ------------
Operating loss                             (969,759)          (3,568,270)          (2,183,623)          (7,501,406)
Interest expense                             15,837                8,718               44,294               32,210
Other expense (income)                        6,409              (69,472)               7,170             (156,464)
                                       ------------         ------------         ------------         ------------
Loss before income tax expense             (992,005)          (3,507,516)          (2,235,087)          (7,377,152)
Income tax expense
                                       ------------         ------------         ------------         ------------
Net loss                               $   (992,005)        $ (3,507,516)        $ (2,235,087)        $ (7,377,152)
                                       ============         ============         ============         ============
Basic and diluted net loss per
  share                                $      (0.16)        $      (0.42)        $      (0.37)        $      (0.90)
                                       ============         ============         ============         ============
Weighted-average shares used in
  computing net loss per share            6,367,117            8,350,017            6,005,659            8,239,115
                                       ============         ============         ============         ============
Pro-forma basic and diluted net
  loss per share                       $      (0.16)        $      (0.34)        $      (0.37)        $      (0.79)
                                       ============         ============         ============         ============
Pro-forma weighted-average
  shares used in computing net
  loss per share                          6,367,117           10,240,449            6,005,659            9,299,483
                                       ============         ============         ============         ============



   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)



                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  -------------------------------
                                                                     1998                1999
                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                        $(2,235,087)        $(7,377,152)
  Adjustments to reconcile net loss to net cash used in
   operating activities
     Depreciation and amortization                                    100,717             669,417
     Bad debt expense                                                  40,118             125,988
     Amortization of deferred compensation                             77,696             450,278
     Shares sold to an employee by a principle
       shareholder                                                                        406,000
     Shares transferred to employees by principle
       shareholders                                                    84,000
     Loss (gain) on disposal of property and equipment                  8,622              (9,959)
     Amortization of discount on short-term investments                                   (14,400)
     Changes in assets and liabilities, net of
       impact of acquisitions:

      Accounts receivable                                             (52,842)         (1,805,151)
      Prepaid expenses and other assets                                 8,092             (45,907)
      Accounts payable                                                 89,665             164,164
      Accrued and other liabilities                                   699,509             499,069
      Unearned revenue                                                                     76,824
      Payable to Online Interactive, Inc.                             (27,269)
                                                                  -----------         -----------
      Net cash used in operating activities                        (1,206,779)         (6,860,829)
                                                                  -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                                 (18,767)         (1,042,532)
  Payment for business combinations, net of cash acquired                              (1,666,440)
  Purchase of short-term investments                                                   (1,535,600)
  Sale of short-term investments                                                        1,500,000
                                                                  -----------         -----------
      Net cash used in investing activities                           (18,767)         (2,744,572)
                                                                  -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable                                         135,000
  Repayment of notes payable                                          (85,000)
  Principle payments under capital leases                             (34,211)            (82,363)
  Proceeds from shareholder note receivable                            25,000
  Repurchase of common stock                                                             (400,000)
  Issuance of common stock, net of issuance costs                   1,175,943             109,053
  Issuance of series B preferred stock                                                  8,615,125
                                                                  -----------         -----------
      Net cash provided by financing activities                     1,216,732           8,241,815
                                                                  -----------         -----------
Net decrease in cash and cash equivalents                              (8,814)         (1,363,586)
Cash and cash equivalents at beginning of period                       26,329           2,892,144
                                                                  -----------         -----------
Cash and cash equivalents at end of period                        $    17,515         $ 1,528,558
                                                                  ===========         ===========
Cash paid during the period for interest                          $    44,294         $    32,210
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

        The Company has revised its previously reported net revenues, net loss and net loss per share for the second and third quarters of 1999 follows:

                                                       Three months ended                     Nine months ended
                                              -------------------------------------           ------------------
                                              June 30, 1999     September 30,  1999           September 30, 1999

        Originally reported
          Net revenues                            1,480,083            2,636,197                   4,782,859
          Net loss                               (2,420,225)          (3,257,517)                 (7,043,820)
          Basic and diluted net loss per share       $(0.29)              $(0.39)                    $ (0.85)


        As Revised
          Net revenues                           $1,396,750           $2,386,198                  $4,449,527
          Net loss                               (2,503,558)         $(3,507,516)                $(7,377,152)
          Basic and diluted net loss per share       $(0.30)              $(0.42)                     $(0.90)


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

        The following table sets forth the computation of the numerators and denominators in the basic and diluted and pro-forma net loss per share calculations for the periods indicated:



                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                        ---------------------------------         ---------------------------------
                                             1998                1999                 1998                 1999
                                        ------------         ------------         ------------         ------------
Numerator:

Net loss                                $   (992,005)        $ (3,507,516)        $ (2,235,087)        $ (7,377,152)
                                        ============         ============         ============         ============
Denominator:
Weighted average shares used in
  computing net loss per share             6,367,117            8,350,017            6,005,659            8,239,115
                                        ============                              ============
Weighted average effect of other
  securities:
  Series B convertible preferred
   stock                                                        1,890,432                                 1,060,368
                                                             ------------                              ------------
Weighted average shares
  outstanding used in computing
  pro-forma net loss per share                                 10,240,449                                 9,299,483
                                                             ============                              ============
Pro-forma basic and diluted net
  loss per share                                             $      (0.34)                             $      (0.79)
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


        In the quarters ended September 30, 1999 and 1998 our ten largest clients accounted for 36.6% and 36.1% of our revenues, respectively. During the quarters ended September 30, 1999 and 1998, no client accounted for more than 10% of our revenues. In the nine months ended September 30, 1999 and 1998 our ten largest clients accounted for 35.0% and 32.7% of our revenues, respectively. No client accounted for more than 10% of our revenues in the nine months ended September 30, 1999 or 1998.

        Our business has been operating at a loss and generating negative cash flows from operations since inception. As of September 30, 1999, we had accumulated losses of approximately $13.5 million. We plan to continue to increase the level of our investment in marketing and promotion, development of technology and expansion of our business. As a result, our losses and negative cash flow are likely to continue to increase. We have experienced rapid growth and have a limited operating history. Because of this we believe period-to-period comparison of our operating results are not meaningful and the results for any period should not be relied upon as an indication of future performance.

        We are restating our previously reported revenue related to the barter portion of our agreement with NewSub Services. We terminated the NewSub Services Agreement, effective March 2000, due to our new agreement with eNews.com for similar services. The restatement resulted in a reduction in revenues for the nine months ended September 30, 1999 from $2.6 million to $2.4 million, or 8% of revenues. Revenues for the six months ended June 30, 1999 were reduced from $1.5 million to $1.4 million, or 7% of revenues.

RESULTS OF OPERATIONS

Revenues


        We derive our revenues primarily from online lead generation and advertising contracts. Our revenues increased by $2.1 million, or 644%, to $2.4 million in the quarter ended September 30, 1999 compared to $320,000 in the same quarter of 1998. On a year to date basis revenues have increased by $3.7 million, or 493%, to $4.4 million, compared to $750,000 in the first three quarters of 1998. This growth in revenue was attributable to the introduction of advertising revenue in June 1998 and an increase in the number of visits to our Web site, which increased lead generation revenues. We introduced advertising, including banner ads, site sponsorships and newsletter sponsorships, in the second and third quarters of 1998. Revenues from advertising services were $1.1 million in the quarter ended September 30, 1999, compared to $75,000 in the same quarter of the prior year.


Cost of Revenues


        Cost of revenues consists of expenses associated with the maintenance and usage of the Company's Web sites, including Internet connection charges, banner ad serving fees, equipment and software depreciation and personnel costs. Cost of revenues increased to $149,000 in the quarter ended September 30, 1999 from $65,000 in the same quarter of 1998. On a year to date basis cost of revenues increased to $339,000 from $140,000 in the first three quarters of 1998. The increase was primarily due to costs related to additional Internet connection capacity and personnel costs to support our growth. Gross margin increased to 93.8% in the quarter ended September 30, 1999, from 79.8% in the same quarter of 1998. On a year to date basis gross margin increased to 92.4% from 81.3% in the first three quarters of 1998. The increase in gross margin was primarily due to cost of revenues increasing at a slower rate than revenues. However, we expect cost of revenues to increase on an absolute basis and possibly as a percentage of revenue in the short-term as we continue to increase our Internet connection capacity, hardware and software investments, and personnel cost in order to support our growth.


Sales and Marketing


        Sales and marketing expenses consist primarily of marketing and promotional costs related to developing our brand and generating visits to our Web sites, as well as personnel and other costs. Sales and marketing expenses increased by $3.7 million to $4.7 million, or 195% of revenues, in the quarter ended September 30, 1999 compared to $980,000, or 306% of revenues, in the same quarter of 1998. On a year to date basis sales and marketing expenses have increased by $6.8 million to $8.8 million, or 197% of revenues, compared to $2.0 million, or 268% of revenues, in the first three quarters of 1998. The increase in absolute dollars was due primarily to increases in advertising and brand awareness spending and increases in personnel costs. The decrease as a percentage of revenue was primarily due to sales and marketing expenses, other than advertising spending, increasing at a lesser rate than revenues. We expect to continue to increase our advertising and brand awareness spending in the future.


Research and Development


        Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our Web site and related systems. Research and development expenses increased by $169,000 to $255,000, or 11% of revenues, in the quarter ended September 30, 1999 compared to $86,000, or 27% of revenues, in the same quarter of 1998. On a year to date basis research and development expenses have increased by $296,000 to $576,000, or 13% of revenues, compared to $280,000, or 37% of revenues, in the first three quarters of 1998. The increase in absolute dollars was primarily due to hiring additional staff to support our growth, continued improvements in our internal systems and enhancements and modification to our Web site. The decrease as a percentage of revenues was primarily due to research and development expenses increasing at a slower rate than revenues.


General and Administrative


        General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses increased by $216,000 to $310,000, or 13% of revenues, in the quarter ended September 30, 1999 compared to $94,000, or 29% of revenues, in the same quarter of 1998. On a year to date basis general and administrative expenses have increased by $506,000 to $772,000, or 17% of revenues, compared to $266,000, or 36% of revenues, in the first three quarters of 1998. The increase in absolute dollars was primarily due to increased personnel costs and professional service fees necessary to support our growth. The decrease as a percentage of revenue is primarily due to general and administrative expenses increasing at a slower rate than revenues.


Equity-Based Compensation


        Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options and recognition of expenses when our principal shareholders sell our stock to employees and directors at a price below the estimated fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the option granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses increased by $196,000 to $235,000, or 10% of revenues, in the quarter ended September 30, 1999 compared to $39,000, or 12% of revenues, in the same quarter of 1998. On a year to date basis equity-based compensation expenses have increased by $695,000 to $856,000, or 19% of revenues, compared to $162,000, or 22% of revenues, in the first three quarters of 1998. The increase in absolute dollars in the quarter resulted primarily from recognition of expense due to issuing options with exercise prices based on the last price received from a third party investor. An additional significant increase for the year to date was due to recognition of $406,000 in expense related to the sale of securities to an employee by a principal shareholder at a price below the estimated fair market value as an inducement for the employee to work for FreeShop. The decrease as a percentage of revenue is primarily due to equity-based compensation expenses increasing at a slower rate than revenues. We expect equity-based compensation to increase over the next few quarters due to the impact of recognizing expense associated with additional option grants.


Depreciation and Amortization


        Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements and goodwill from acquisitions. Depreciation and amortization expenses increased by $340,000 to $366,000, or 15% of revenues, in the quarter ended September 30, 1999 compared to $26,000, or 8% of revenues, in the same quarter of 1998. On a year to date basis depreciation and amortization expenses have increased by $551,000 to $626,000, or 14% of revenues, compared to $75,000, or 10% of revenues, in the first three quarters of 1998. The increase resulted from the depreciation of approximately $1.1 million in equipment and furniture acquired from September 1998 through September 1999 and the amortization of approximately $2.7 million in intangible assets related to the acquisition of substantially all of the assets of Commonsite and Travel Companions International.


Interest Expense

        Interest expense primarily relates to capital equipment leases, and totaled $9,000 in the quarter ended September 30, 1999 and $16,000 in the same quarter of 1998. On a year to date basis interest expense totaled $32,000 and $44,000 in the first three quarters of 1999 and 1998, respectively.

Other Expense (Income)


        Other expense (income) consists primarily of interest income. Other income increased by $76,000 to $69,000, or 3% of revenues, in the quarter ended September 30, 1999 compared to other expense of $7,000, or 2% of revenues, in the same quarter of 1998. On a year to date basis other income has increased by $164,000 to $156,000, or 4% of revenues, compared to other expense of $7,000, or 1% of revenues, in the first three quarters of 1998. The increase was due to higher cash balances resulting from the investments by Fingerhut in December 1998, April 1999 and June 1999. We expect interest income to increase significantly in the next quarter and to decline thereafter as cash is used in operating, investing and financing activities.


Income Taxes

        No provision for federal income taxes has been recorded for any of the periods presented due to the company's current loss position.

LIQUIDITY AND CAPITAL RESOURCES


        Since we began operating as an independent company in June 1997, we have financed our operations primarily through the private placement of equity securities. Gross proceeds from the issuance of stock through September 30, 1999 totaled $15.0 million, including $12.6 million raised from Fingerhut Corporation. As of September 30, 1999, we had approximately $1.5 million in cash and cash equivalents and working capital of $36.4 million. On October 1, 1999 the Company closed its initial public offering of 3,200,000 shares of the Company's common stock. In addition, on October 29, 1999, the Company sold an additional 480,000 shares under the underwriters' overallotment option. Total net proceeds were $41,068,800. Concurrent with the closing of the initial public offering, Fingerhut exercised their remaining rights to purchase 405,359 additional shares of Series B convertible preferred stock for $8,879,404.


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


                                    FREESHOP.COM, INC.

Date:   February 9, 2000           By:    /s/ JOHN A. WADE
                                           ----------------------------------
                                    Name:  John A. Wade
                                    Title: Chief Financial Officer