Form 10-K405
period 1999-12-31
FREESHOP COM INC
filed 2000-03-30
CIK 1087277

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 000-27065

                                FREESHOP.COM, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WASHINGTON                                     91-1809146
       (JURISDICTION OF INCORPORATION)                        (I.R.S. EMPLOYER
                                                            IDENTIFICATION NO.)

                            95 SOUTH JACKSON STREET
                                   SUITE 300
                           SEATTLE, WASHINGTON 98104
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                 REGISTRANT'S TELEPHONE NUMBER: (206) 441-9100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Registrant's Common Stock held by non-affiliates as of December 31,1999 was approximately $745,160,160. The number of shares of the Registrant's Common Stock outstanding as of December 31, 1999, was 15,524,170.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of FreeShop.com, Inc. ("FreeShop" or the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the risks and uncertainties described under "Business -- Risk Factors" in Part I of this Annual Report. Certain of the forward looking statements contained in this Report are identified with cross references to this section and/or to specific risks identified under "Business -- Risk Factors."

                                     PART I

ITEM 1: BUSINESS

OVERVIEW

     FreeShop provides online direct marketing services, giving consumers access to thousands of free, trial and promotional offers through our Web sites and email newsletters. FreeShop enables consumers seeking to discover, learn about or try new products and services to identify offers of specific interest to them, unlike the traditional direct marketing model, in which marketers communicate to broad audiences in search of new customers.

     Our primary source of revenue is lead generation. We post offers from our marketer clients for catalogs, magazine and newsletter subscriptions, product samples, brochures, coupons, and trial periods for services, software and publications. These clients then pay us for each lead generated. We also offer marketers opportunities to advertise on our Web sites and to sponsor our email newsletters. In addition, we intend to offer permission email marketing programs to our clients. Club FreeShop members, who accounted for over 37% of our orders generated in December 1999, regularly receive email newsletters informing them of special offers, exclusive contests and other opportunities. We believe our consumer-directed process creates a highly effective method of direct marketing in terms of cost, targeting, efficiency and consumer satisfaction.

INDUSTRY BACKGROUND

Growth of the Internet and Online Commerce

     Over the past several years, the Internet has emerged as a powerful and efficient new medium, enabling people worldwide to exchange information, communicate and conduct business electronically. The number of people using the Internet continues to expand rapidly. International Data Corporation (IDC) estimates that the number of people using the Internet will grow from approximately 160 million worldwide in 1998 to over 500 million worldwide by the end of 2003.

     Businesses have recognized the online commerce opportunity and are increasingly using the Internet to sell and distribute products and services. According to IDC, online commerce will increase from approximately $50 billion worldwide in 1998 to approximately $1.3 trillion worldwide in 2003, representing a compound annual growth rate of approximately 92%. As online commerce and the number of people using the Internet grow, advertisers and direct marketers are increasingly using the Internet to locate customers, advertise products or services and facilitate transactions. Forrester Research estimates that approximately $3.3 billion was spent on Internet advertising worldwide in 1999 and that this amount will grow to approximately $33.1 billion in 2004.

Direct Marketing

     Advertising expenditures can be broadly categorized as either brand advertising or direct marketing. Brand advertising is intended to generate brand name awareness and create a specific image for a particular company, product or service. Direct marketing involves any direct communication to a consumer intended to generate a specific response or action, generally the purchase of a product or service. The Direct Marketing Association estimates that direct marketing accounts for over 57% of total U.S. advertising expenditures and that in 1998, marketers spent $81.4 billion in the United States on direct marketing to consumers.

     Traditional Direct Marketing. Traditional direct marketing media include direct mail, telemarketing and newspaper, magazine, radio and television advertisements. Although traditional direct marketing is effective and widely used, it presents a number of challenges for marketers and consumers alike. Traditional direct marketers generally lack specific and timely information on a particular consumer's immediate interests. As a result, marketers spend considerable resources on communications most consumers don't want or need. For example, according to BAIGlobal, Inc., the average response rate to the nearly
3.5 billion mailings of credit card solicitations in 1998 was only 1.2%. Given the costs associated with traditional direct marketing, which include telecommunications, postage, printing, assembly, labor and facilities, we believe the often low response rates make the process inefficient.

     Online Direct Marketing. Online direct marketing media include banner advertisements, targeted email solicitations and Web site sponsorships. We believe online direct marketing is more attractive than traditional direct marketing because it requires lower production costs and provides easier and faster customer response features. In addition, online direct marketing allows marketers to easily:

     - develop one-to-one relationships with consumers;

     - collect data and feedback on marketing campaigns; and

     - customize marketing campaigns to broad audiences or specific groups.

     Even with these advantages, direct marketers face challenges in realizing the full potential of the Internet as a marketing medium. With millions of Web sites, only a fraction of which have significant audiences, it is difficult for marketers to decide where to spend their marketing dollars. Even leading brand name marketers who build their own Web sites must find ways to attract a sizeable audience of visitors. In addition, technological hurdles may impede conventional direct marketers from successfully extending their activities to the Internet. In order to participate in most online marketing efforts, marketers must build and maintain Web sites as well as incorporate order-taking capabilities and develop systems to integrate online ordering with their traditional databases.

     We believe marketers desire a solution that benefits from the effectiveness of direct marketing while overcoming the challenges presented by both traditional and online marketing methods.

THE FREESHOP SOLUTION

     FreeShop acts as an intermediary between consumers and marketers, through which consumers seeking to try new products and services are presented with a collection of free, trial and promotional offers from marketers seeking an audience of potential customers. We offer a consumer-directed process in which consumers select only those offers of immediate interest to them. We then forward those orders to our marketer clients. We believe FreeShop's solution creates a highly effective method of direct marketing in terms of cost, targeting, efficiency and consumer satisfaction. Marketers pay us for the number of customer leads delivered, the number of visitors we direct to their Web site or the number of times an advertisement is viewed.

     Benefits to Consumers. FreeShop puts consumers in control of the direct marketing process by empowering them to select offers that most interest them and meet their individual needs. Through our FreeShop network, which includes the FreeShop.com, catalogsite.com and wwb.com (Worldwide Brochures) Web sites, we bring together consumers and marketers in an interactive environment. The FreeShop network has thousands of offers from thousands of companies. The offers include items such as catalogs, magazines, product samples, software, brochures and coupons, covering a variety of interests such as travel, personal finance, entertainment, automobiles and sports. In addition, because many offers are free samples or trial offers, consumers are able to try new products and services before making purchase decisions. Furthermore, because credit card information is not required for many offers, we believe FreeShop is attractive for visitors new to online shopping who may otherwise be reluctant to shop online.

     Benefits to Marketers. We believe FreeShop benefits marketers by offering an effective way to acquire customers. Our clients receive exposure to our traffic base of new and repeat customers. FreeShop offers marketers a diversity of programs designed to meet their objectives throughout the entire marketing process, from awareness to interest to trial to sale. Our services include lead generation, advertising and sponsorship of our email newsletters. In addition, because set-up costs are minimal and our lead generation services are generally billed on a results basis, marketers can test our direct marketing services with little risk. Most importantly, because consumers select the offers they receive, we believe marketers acquire higher quality leads and avoid the risk of tarnishing their brand image as a result of making numerous unwanted solicitations.

STRATEGY

     Our objective is to be the dominant provider of online direct marketing services. We intend to achieve this objective through the following key strategies:

     Increase Traffic and Transactions. Our strategy of rapidly increasing consumer traffic to our Web sites is focused on both new and repeat visitors. New visits will be driven primarily by our online and traditional advertising programs, our Associates Program of over 60,000 member sites, other traffic relationships, including our "Powered by FreeShop(SM)" participants, and word-of-mouth referrals. Our top four traffic relationships, based on the number of orders generated in December 1999, were Go2Net, Inc., Excite, Inc., Deja.com, Inc. and Xoom.com, Inc.

     Under our traffic relationships, including our Associates Program, we configure links to our Web sites for the other party to place on its Web site, and we pay a fee for traffic and orders generated from that site. "Powered by FreeShop" is a program through which we contract with larger sites to create free offer content sites or promotions, which are co-branded with the brands of FreeShop and our partner. We provide the free offer content, our partner provides the promotion for the co-branded area, and we share any revenues generated from the co-branded area. Through our "Powered by Freeshop" and Associates programs we seek to become the primary free offer solution on the Internet, providing free offers to improve the content of a wide variety of Web sites.

     We promote repeat visits primarily through regular email communications to the over 3.0 million FreeShop Network email newsletter subscribers. In addition, we encourage repeat visits and additional transactions by seeking to continually improve the consumer's experience with FreeShop by increasing the volume and quality of our offers and by improving the speed and overall ease-of-use of our Web sites. In December 1999, over 54% of our orders on FreeShop.com came from repeat visitors. Finally, to help retain our loyal base of consumers, we monitor the performance of our client marketers in fulfilling orders generated through our Web sites.

     Increase Client Base. We believe FreeShop offers marketers a cost-effective alternative to traditional direct marketing and, as a result, we believe we have a significant opportunity to increase the number of marketer clients we serve. In particular, we believe more and more companies with national consumer brand names are seeking Internet-based direct marketing vehicles, and we plan to initiate new relationships and expand our existing relationships with these companies. We continue to increase our sales staff in order to drive this client growth. We plan to continue expanding the services we offer our clients, including enhanced marketing programs, new methods of presenting offers, expanded and customized data-gathering options and increased opportunities for following up on initial lead generation. In addition to enhancing our existing marketing programs, we will be developing new programs in an effort to meet the needs of new and different marketers. Finally, we are focusing on marketing our services to larger advertising agencies as a solution for their client companies to access the rapidly increasing number of consumers on the Internet.

     Continue to Build the FreeShop Brand Name. We intend to continue to increase the awareness and strength of the FreeShop brand name among both consumers and marketers through site design and focused and aggressive advertising. Because consumers and marketers tend to favor well-known Web sites, a strong brand name is critical to our efforts to grow visitor traffic, attract marketing clients and increase the number and quality of free, trial and promotional offers on our Web sites. To date, we have used our Associates Program, other traffic partnerships, advertising, promotions and public relations in an effort to create a leading brand name in our sector.

     Expand Offers. The number and quality of offers on our Web sites are critical to our ability to attract visitors and increase revenues from our marketer client base. We believe we have a significant competitive advantage in attracting additional marketer clients with national consumer brand names due to the large number of consumers visiting our Web sites and our selection of offers across multiple categories. We plan to expand the number of categories and increase the number of offers within each category. We will drive this content expansion through a combination of internal sales efforts, partnerships and acquisitions. As part of this strategy, we have recently entered into an agreement with eNews.com, Inc., a magazine distributor, to offer consumers access to over 900 magazine titles. We have also greatly increased the number and quality of the catalog offers we provide through our acquisition of the Catalog Site Web site. In addition, the acquisition of the Worldwide Brochures Web site has dramatically increased the number of travel offers we provide. Other categories we intend to expand in the near future include product samples, coupons and personal finance.

     Continue to Develop and Use Technology to Enhance Web Site Capabilities. We have designed and implemented numerous proprietary systems that enable us to process orders from consumers within one business day of receipt and regularly deliver lead information to marketers. We regularly update our Web sites and related system technologies to encourage consumers to place orders and frequently revisit the Web sites in our network. As part of our effort to promote repeat visits and additional transaction volume, we continue to develop features that will make the FreeShop experience faster, easier and more personalized.

OUR WEB SITES

     We have designed our Web sites in an effort to make them fast and easy for consumers to use, to enhance our brand names and to encourage consumers to request offers. Our sites are organized around categories and promotions and are regularly updated to refresh the content and encourage repeat visits by consumers.

FreeShop.com

     The key features of the FreeShop.com Web site include offers, promotions, highlighted offers and Club FreeShop.

     Offers. Visitors are attracted to our FreeShop.com site by the aggregation of free, trial and promotional offers. Our FreeShop.com base of more than 1,000 offers is organized around categories, currently including:

Auto                                Home & Living
Business & Career                   International
Catalogs                            Magazines
Computing & Electronics             Men's Style
Email Newsletters                   New Offers
Entertainment                       Personal Finance
Family & Kids                       Software
Health & Sports                     Travel
Hobbies                             Women's Style

     By organizing content into categories, we allow customers to review offers in their self-selected areas of interest, which provides our clients the ability to do more targeted direct marketing.

     Each offer page provides a description of the product offered, delivery information and any cancellation details for trial offers. The ordering process is straightforward and requires the customer to provide basic information only once. FreeShop saves this information, which allows the customer to order any additional offers in subsequent visits without having to re-enter their information. Trial offers, such as magazines, may require the customer to enter credit card information, which we pass on to our marketer clients who process any charges. After a customer has ordered, we send emails to thank the customer for the order and, later, to confirm that the order was received. The emails include information on additional related offers, providing an opportunity to cross-promote and "upsell" other offers.

     Promotions. We organize offers from our clients around seasonal or other events. Promotions run for limited time periods and include both special offers created solely for individual promotions and offers listed under other categories elsewhere on the site. Promotions function much like categories, aggregating offers around a central theme.

     Highlighted Offers. We have the ability to highlight offers and manage the traffic directed to individual offers in various ways. Highlighted offers on our home page are selected and regularly updated by our staff. These offers are intended to provide a representation of the wide range of offers available on our Web site. On subsequent pages, offers are highlighted based on an automated ranking system.

     We also create lists of our site's top offers on category pages based on our own assessment of broad consumer appeal. The lists provide a type of "recommended viewing" guide for customers, which results in increased orders for such offers.

     Club FreeShop. We designed Club FreeShop to communicate with our most valued customers. Club members, totaling 2.2 million as of December 1999, are regularly sent email newsletters informing them of special offers, exclusive contests and other opportunities. Membership in the club is free and available to any visitor who chooses to provide an email address to FreeShop. We invite customers who place orders on FreeShop to join Club FreeShop as a way of receiving updates about additional items of interest. We anticipate providing more personalized and targeted offers and subscription options to Club FreeShop members in the future, which will allow for more focused marketing. In addition, we intend to make available the opportunity for consumers to choose to receive additional email marketing offers from our clients.

     Other Features. As part of our effort to increase traffic on our Web site from word-of-mouth advertising, we created Tell-a-Friend. This feature, available throughout our site, allows someone browsing our site to send an email to a friend with a link to a specific page or offer.

WWB.com

     The key features of the WWB.com Web site include offers, a search function and our travel newsletter.

     Offers. Visitors are attracted to our WWB.com site by the aggregation of thousands of free travel brochures, maps and guides. Offers are organized by region and topic and include:

    REGIONS                    TOPICS
    -------                    ------
Africa                     Accommodations
Asia                       Cruises
Caribbean                  Rail Travel
Central America            Skiing
Europe                     Special
North America              Interests
Oceania                    Outdoor
South America              Activities
                           Sporting
                           Events

     Offers are broken down into more detailed categories under each of the above categories. Offers are displayed as a two-line listing which includes the name of the item, a brief description and the company providing the offer. With one click each offer can be added to a cart for later checkout.

     Search Function. The search function allows a consumer to search by a key word across the entire database of offers or only through one of several categories. In addition to the search function there is also a listing of tips that can assist a consumer in getting the search results they want.

     Travel Newsletter. We designed the travel newsletter to communicate with our most valued customers. Our subscription base of over 85,000, are regularly sent email newsletters informing them of special offers, exclusive contests and other opportunities. Membership in the club is free and available to any visitor who chooses to provide an email address to us. We invite customers who place orders on Worldwide Brochures to subscribe as a way of receiving updates about additional items of interest. We anticipate providing more personalized and targeted offers and subscription options to our subscribers in the future, which will allow for more focused marketing. In addition, we intend to make available the opportunity for consumers to choose to receive additional email marketing offers from our clients.

Catalogsite.com

     The key features of the Catalogsite.com Web site include offers, top ten catalogs, search function and Club FreeShop.

     Offers. Similar to the FreeShop.com Web site this site is grouped into categories also. Each offer page includes a description of the products carried in the catalog, contact information for the company, hours of operation, payment methods accepted and for many of the companies links to an online catalog.

     Top Ten Catalogs. The top ten catalogs listing provides a short cut to some of the most popular catalogs on the Web site. This listing also allows us to highlight certain offers in order to increase their exposure and generate more catalog requests.

     Search Function. The listing of catalogs can be quickly searched by catalog name or by a category of interest. An alphabetical listing of catalogs on the site is also provided for this who prefer this method of navigation.

     Club FreeShop. As on the FreeShop.com Web site membership to Club FreeShop is encouraged.

Privacy

     To make our customers' shopping experience more comfortable, FreeShop has adopted strong privacy and customer service policies for all of our sites. Our privacy policy specifies that we disclose how customer information is used by FreeShop and our marketing customers, allows customers to remove their information from our customer databases and fully complies with the standards of the Direct Marketing Association. The Direct Marketing Association standards, among other things, allow customers to remove their information from our database, to refuse to allow us to sell, rent or exchange their customer information and to request that we not contact them in the future. Our privacy policy also complies with the standards of TRUSTe, an independent, nonprofit entity which has established a recognized privacy standard for the Internet. In accordance with TRUSTe standards, we post disclosure on our Web site regarding our use of customer information, give our customers a choice on how their information is used and have implemented data security, quality and access measures to safeguard, update and correct customer information. In addition to enabling customers to limit use of their personal information by FreeShop, we provide our customers with access to general information about methods of limiting use of their personal information by other direct marketers.

CLIENT SERVICES

     We offer marketers a diversity of services designed to meet their objectives throughout the entire marketing process, from awareness to interest to trial to sale. Our primary business is generating customer leads through free, trial and promotional offers. We also provide a number of advertising services on our Web sites and within our Club FreeShop and other email newsletters. In addition, we offer the rental of our customer lists to other marketers.

     - Lead Generation. We post offers from our clients for:

        - catalogs;

        - magazine and newsletter subscriptions;

        - product samples and information;

        - brochures;

        - coupons and discounts; and

        - trial periods for services, software and publications.

          Consumers are able to place orders with us for these offers, and we deliver this information to our clients, who are responsible for fulfilling these orders. Information sent to our clients includes information required for order fulfillment as well as additional information requested by the marketer. Marketers pay us for each customer order, or lead, we generate. Through the aggregation of coupon and commerce opportunities on our Web sites, we provide another form of lead generation to our clients. We group coupon and commerce offers in similar categories as free and trial offers. When consumers decide to purchase a particular item, they click through from our site to the actual commerce site sponsoring the offer. In this way, we generate valuable leads to our commerce partners and are not responsible for processing and fulfilling orders for products.

     - Advertising. We provide advertising opportunities through banner ads, site sponsorships and sponsorships of our Club FreeShop and other email newsletters. Banner advertising clients benefit from our high traffic volume of consumers likely to be in a shopping mode. Marketer clients can also receive high-profile placement on our homepage and on specific category pages through our Web site sponsorship program. We believe newsletter sponsorships appeal to marketers due to the receptive audience the newsletters reach.

     - Email Marketing. We recently entered into a relationship with YesMail to make available permission email marketing programs to our clients and other clients of YesMail. We are building a base of consumers who are interested in receiving additional offers via email and we will make this program available to clients in the near future.

     - List Rental. We also rent our consumer names and street addresses to third parties, unless the consumer has requested that they be excluded from this program. We add consumer information to our database the first time a consumer requests an offer.

     During the three months ended December 31, 1999, approximately 90% of our contracts were month-to-month with automatic renewal unless terminated by either party with ten days' notice. Some of our contracts have longer terms of up to five years. During 1999, our top ten clients accounted for 30.8% of net revenues, and no single client accounted for more than 6.5% of net revenues.

SALES AND MARKETING

Consumer Base Development

     To encourage consumers to visit our Web sites and increase transactions, we must continue to enhance the recognition of the our brand names and strengthen our position as a leader in the online direct marketing industry. Additional visitor traffic to our Web sites provides increased opportunities to add members to our consumer base. The primary methods we use to build our traffic are online advertising, our Associates Program and other traffic relationships, traditional advertising, Club FreeShop and other email newsletter programs.

     Online Advertising. We recognize the importance of well-placed advertising in building traffic and strengthening our brand names. FreeShop has a number of marketing relationships with leading Web sites that promote the FreeShop brand and specific offers to targeted audiences. We continue to seek new cost-effective advertising vehicles and to enhance our existing ones.

     Associates Program and Traffic Relationships. We launched our Associates Program in the fourth quarter of 1998 and, as of December 1999, we had over 60,000 associates. Under our "Powered by FreeShop" program, we have contracted with larger Web sites, including Go2Net and Excite, to create free-offer content sites or promotions, which are co-branded with the brands of FreeShop and our partners. We share revenues generated from the co-branded site, but we typically own any customer information generated.

     Traditional Advertising. We plan to supplement our online presence with an increase in our traditional marketing efforts in key metropolitan markets. We recently hired a creative director and engaged an advertising agency to assist with campaign development and provide media placement services. Additionally, we have initiated direct marketing efforts with Fingerhut that include package and catalog inserts.

     We also use public relations and major promotions as a way to create customer awareness of the FreeShop brand name. We have been the subject of newspaper, magazine and television stories. In November and December 1999, FreeShop and Macy's, one of Federated's department stores, joined in creating and promoting Hunger-Free Holiday(R), a Web-based program enabling visitors to contribute directly to America's Second Harvest, the nation's largest domestic hunger-relief organization, with a network of 189 regional food banks serving all 50 states and Puerto Rico. We believe ongoing media coverage and major promotions are a very cost effective method of increasing general brand name awareness and attracting new traffic to our Web sites.

     Club FreeShop. We created Club FreeShop to communicate with our most valued customers. Consumers who join Club FreeShop regularly receive email newsletters informing them of special offers, exclusive contests and other opportunities. Consumer response to offers contained in Club FreeShop newsletters is a significant source of repeat orders. In addition to Club FreeShop, we have created a travel email newsletter for Worldwide Brochures customers, and intend to launch additional email newsletter subscriptions in the future.

Client Base Development

     We sell our services to our marketer clients primarily through our direct sales force. The majority of FreeShop's sales organization, which included 22 salespeople as of February 28, 2000, focus on small and medium-sized sales opportunities. Two of our salespeople focus on larger sales opportunities with larger national clients and advertising agencies. By marketing directly to advertising agencies, we are able to position FreeShop as the online marketing solution for their numerous clients. Our salespeople are located in California, Colorado, Illinois, Kansas, New York, Virginia and Washington. As part of our strategy to increase our client base, we intend to continue to increase our sales force in the future. We have an ongoing advertising campaign designed to promote the FreeShop brand name to marketers through various trade and industry publications and Web sites. Our marketing efforts also include participation in industry trade shows.

ACQUISITIONS

     In order to increase the number and types of offers available on our Web site and increase our visitor and client bases, we acquired two businesses in May 1999 which expanded our catalog and travel-related offerings. We acquired the Catalog Site Web site and substantially all of the related assets of Commonsite, LLC for $441,000 and 52,920 shares of our common stock. The Catalog Site Web site (www.catalogsite.com) offers over 200 catalogs. The business acquired had revenues of $540,000 for the fiscal year ended December 31, 1998. We also acquired the Worldwide Brochures Web site and substantially all of the related assets of Travel Companions International, Inc. for $1.4 million. The Worldwide Brochures Web site (www.wwb.com) offers a selection of over 15,000 travel brochures for locations around the world. The business acquired had revenues of $220,000 for the fiscal year ended December 31, 1998. In the future, we may make additional acquisitions of complementary businesses and technologies that increase the number and variety of offers on our Web sites or increase the capabilities of our Web sites or the marketing services offered to our clients.

OPERATIONS AND TECHNOLOGY

     We have implemented a broad array of site management, customer service, transaction processing and fulfillment systems using both proprietary and licensed technologies. We believe our systems can currently accommodate the level of traffic we expect in calendar year 2000. As our traffic increases, we intend to increase our capacity by adding servers. All order information is integrated with our customer and email newsletter member databases to provide for high levels of internal data analysis. We have developed sophisticated databases and technology supporting these systems that are not available commercially to our competitors.

     Our systems are built around Microsoft Backoffice components to provide for a scalable and redundant platform. In addition to in-house software, we use a variety of third-party software and service solutions to support our business. LinkShare Corporation provides software and support for our Associates Program, DoubleClick Inc. provides banner ad serving and reporting, Akamai provides graphic serving and Marketwave Corporation software is used for Web site traffic analysis. We also work with Digital Impact for delivery of our email newsletters, and will be working with YesMail for delivery of our permission marketing emails. These tools are used in conjunction with in-house developed tools to enhance marketing efforts and to determine the effectiveness of various campaigns and content on our Web sites. Performance monitoring of our Web sites is provided by multiple sources, including Keynote Systems, Appliant, Inc., RedAlert.com and our Internet service and Web site hosting partners.

     Web site content is posted and modified from our headquarters in Seattle and offices in Minnesota through a combination of internally developed applications. Visits to FreeShop.com are directed to a network of Microsoft IIS Web servers at one of three locations Frontier Global's San Jose, California, hosting facility, Frontier Global's New York, New York, hosting facility and FreeShop's, Seattle, Washington, headquarters. Frontier Global provides redundant power and environmental controls. In order to provide a high level of security, all order information is gathered using secure servers. Our Seattle headquarters is connected to the Internet via two DS-3 lines provided by MCI Worldcom and two T-1 lines provided by Savvis Communications. In the near future we plan to load balance the three locations to help prevent systems failures and slow response times on our Web sites and significantly increase our visit and order capacity.

COMPETITION

     We face intense competition from both traditional and online advertising and direct marketing companies. We also face competition from established online portals and community Web sites that engage in direct marketing. Although we believe no other company offers the combination and quality of services we offer, we compete directly and indirectly for marketers and consumers with companies in various categories, including:

     - Free-Offer Web Sites. There are a number of sites, both large and small, that give consumers access to free offers, including Volition.com and Free2Try.com.

     - Specialty Lead-Generation Web Sites. Various sites focus on generating leads for a specific segment of the direct marketing industry, such as the catalog, magazine or coupon segments. While these sites typically provide a depth of offerings within their specific sector, they may not offer promotions across a broad spectrum of product categories. These sites include Magazine Outlet, Cataloglink and Catalogcity. In some instances, these companies are partners or clients of FreeShop.

     - Other Web Sites. We also compete with a number of sites that offer content, services or information about a particular topic, such as travel related sites, as well as other advertising networks. In addition, we compete with sites featuring loyalty programs that reward consumers for taking specific actions. In some instances, these companies are partners or clients of FreeShop.

     The number of Web sites competing for consumer attention and marketers' dollars has proliferated, and we expect that competition will continue to intensify. We also compete with traditional media such as television, radio and print for a share of marketers' total marketing budgets. We may be unable to compete successfully against current or future competitors, many of which have significantly greater financial, technical and marketing resources.

     We believe that the principal competitive factors in our markets are:

     - brand recognition;

     - Web site speed and ease of use;

     - quality and diversity of offers; and

     - the volume of online visitors, duration and frequency of visits and their demographic profiles.

GOVERNMENT REGULATION

     Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. The adoption of such laws could create uncertainty in Internet usage and reduce the demand for all products and services offered on the Internet. Recently, Congress enacted legislation regarding children's privacy on the Internet. It is possible that additional laws and regulations may be proposed or adopted with respect to the Internet, covering issues such as user privacy, taxation, advertising, intellectual property rights and information security. Several states have proposed legislation to limit the use of personal user information gathered online or to require online services to establish privacy policies.

     The Federal Trade Commission recently reported that it has no present intention of proposing legislation to address online privacy in the near future, and that it believes self-regulation to be the best course of action, except for rules enacted to implement the Children's Online Privacy Protection Act, which governs the collection of personal information from children and the confidentiality of such information. However, the FTC has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties.

     Legislation has recently been enacted in several states relating to sending unsolicited emails, a practice commonly referred to as "spamming." The federal government and several other states, including New York, are considering, or have considered, similar legislation. Although the provisions of these current and contemplated laws vary, generally they limit or prohibit both the transmission of unsolicited emails and the use of familiar spamming techniques, such as the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited emails include opt-out instructions and that senders of such emails honor any opt-out requests. We believe that neither our email newsletters nor our email order confirmations will be affected by legislation directed at unsolicited emails because we do not send unsolicited messages and because our current practices are intended to comply with current and proposed legislation. However, if we are required to change our business practices as a result of new legislation, our business could suffer.

     We do not know how our business may be affected by the application to the Internet of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. Most of these laws were adopted before the advent of the Internet and do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for our service or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

     In addition, because our services are available on the Internet in multiple states and foreign countries, these states and countries may claim that we are required to qualify to do business in their jurisdictions. Currently, we are qualified to do business only in Washington, Minnesota and California. Our failure to qualify in other jurisdictions where we are required to do so could subject us to taxes and penalties. It could also restrict our ability to enforce contracts in those jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

     The European Union has adopted a privacy directive that went into effect in 1998. Under this directive, business entities domiciled in member states of the EU are limited with respect to the transactions in which they may engage with business entities domiciled outside the EU, unless the non-EU entities are domiciled in jurisdictions with privacy laws comparable to the EU privacy directive. The United States presently does not have laws that satisfy the EU privacy directive. Discussions between representatives of the EU and the United States are ongoing and may lead to certain safe harbor provisions which, if adhered to, would allow business entities in the EU and the United States to continue doing business without limitation. If these negotiations are not successful and the EU begins enforcing the privacy directive, there could be an adverse impact on international Internet business. If we do business directly in the EU in the future, we will be required to comply with the EU privacy directive.

INTELLECTUAL PROPERTY

     We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, partners and others to protect our intellectual property rights. We have registered the trademark "Free Shop" in the United States and have a pending registration in the EU. We may apply for registration in the United States and abroad for other trademarks and service marks as our business requires. However, effective protection may not be available in every country in which FreeShop's products and services are made available online. Club FreeShop, Catalog Site, Worldwide Brochures and Powered by FreeShop are service marks of FreeShop.

     We have registered a number of domain names, including freeshop.com, catalogsite.com, wwb.com, and clubfreeshop.com, among others. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe on or otherwise decrease the value of our trademarks and other proprietary rights. We believe there are online companies in other countries using domain names that potentially infringe on our trademarks.

     FreeShop may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any such license on commercially reasonable terms, if at all, or guarantee that rights granted by any licenses will be valid and enforceable.

EMPLOYEES

     As of December 31, 1999, FreeShop had a total of 120 employees, including 90 in sales and marketing, 18 in technology and development, and 12 in finance and administration. None of our employees are represented by unions, and we consider relations with our employees to be good.

RISK FACTORS

     The Company's business is subject to the following risks. These risks also could cause actual results to differ materially from results projected in any forward looking statement in this report.

Risks Related to Our Business

     We have a limited operating history, which makes it difficult to predict our future performance.

     Our limited operating history makes predicting our future performance difficult and does not provide investors with a meaningful basis for evaluating an investment in our common stock. From our inception in June 1994 through June 1997, we existed as a division of Online Interactive, Inc. We began operations as an independent company in June 1997. In the first half of 1998, we began offering advertising opportunities on our Web sites and in our email newsletters, in addition to our primary business of lead generation. As a result, our performance since the end of the first quarter of 1998 is not comparable to prior periods. Moreover, we have never operated during a general economic downturn in the United States, which typically adversely affects advertising and marketing expenditures.

     We will face risks encountered by early-stage companies in Internet-related businesses and may be unsuccessful in addressing these risks.

     We face risks frequently encountered by early-stage companies in new and rapidly evolving markets, including the market for online direct marketing. We may not succeed in addressing these risks, and our business strategy may not be successful. These risks include uncertainties about our ability to:

     - attract a larger number of consumers to our Web sites;

     - sign up new marketing clients and add new and compelling content to our Web sites;

     - manage our expanding operations;

     - adapt to potential decreases in online advertising rates;

     - successfully introduce new products and services;

     - continue to develop and upgrade our technology and to minimize technical difficulties and system downtime;

     - create and maintain the loyalty of our customers and clients;

     - maintain our current, and develop new, strategic relationships and alliances; and

     - attract, retain and motivate qualified personnel.

     We have a history of losses, expect future losses and may never achieve profitability.

     We have not achieved profitability and expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of $3.2 million, or more than 2.5 times the amount of our net revenues, for the year ended December 31, 1998, and $10.9 million, or nearly 1.3 times the amount of our net revenues, for the year ended December 31, 1999. As of December 31, 1999, our accumulated losses were $16.7 million, which represents our losses since we began our operations. We have recently increased our operating expenses and capital expenditures in order to accelerate our growth. We expect further increases in operating expenses as we significantly expand marketing and brand name promotion. Although our net revenues have grown in recent quarters, we will need to significantly increase net revenues to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our net revenues will grow more slowly than we anticipate or that operating expenses will exceed our expectations.

     Our quarterly operating results are uncertain and may fluctuate significantly, which could negatively affect the value of your investment.

     Our operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate. As a result, we believe period-to-period comparisons of our operating results are not meaningful. For example, during the year ended December 31, 1999, the percentage of annual net revenues attributable to the first, second, third and fourth quarters were 7.8%, 16.4%, 28.1% and 47.7%, respectively. Our operating results for a particular quarter or year may fall below the expectations of securities analysts and investors, which could result in a decrease in our stock price.

     Our limited operating history and the new and rapidly evolving Internet market makes it difficult to ascertain the effects of seasonality on our business. We believe, however, that our revenues may be subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. A decline in the economic prospects of advertisers could alter current or prospective advertisers' spending priorities, or the time periods in which they determine their budgets, or increase the time it takes to close a sale with our advertisers.

     During the three months ended December 31, 1999, approximately 90% of our contracts were month-to-month with automatic renewal unless terminated by either party with 10 days' notice. The loss of a significant number of these contracts in any one period might result in a significant decline in our quarterly operating results.

     We have experienced rapid growth which has placed a strain on our resources, and any failure to manage our growth effectively could cause our business to suffer.

     We do not have a proven record in managing our growth and may not be successful in doing so. We have grown from 29 employees on July 1, 1997 to 120 employees on December 31, 1999. We have recently hired key management personnel, acquired two businesses and added personnel in connection with these acquisitions. Due to our recent rapid growth and our inexperience in integrating newly acquired businesses, we may not be successful in integrating new personnel and acquired businesses into our existing operations. In addition, we plan to continue expanding our sales and marketing, customer support and research and development organizations. Past growth in these areas has placed, and any future growth will continue to place, a significant strain on our management systems and resources.

     If we are unable to strengthen our brand names, we may be unable to compete effectively against competitors with greater brand name recognition.

     We may be unsuccessful in strengthening our brand names. As competitive pressures in the online direct marketing industry increase, we expect brand name strength will become increasingly important. If we cannot strengthen our brand names, we may be unable to maintain or increase traffic to our Web sites, which would lead to decreased revenues from clients. We intend to devote substantial resources to promote our brand names. The reputation of our brand names will depend on, among other things, our ability to provide a high-quality online experience for consumers visiting our Web sites or receiving our email newsletters. Negative experiences of consumers or marketers with FreeShop might result in publicity that could damage our reputation and diminish the strength of our brand names.

     If we cannot secure sufficient promotional offers from our marketer clients, our business will suffer.

     If we are unsuccessful in acquiring and renewing a continuing array of free, trial and promotional offers for our Web sites, traffic on our sites will likely decrease. The attractiveness of our Web sites to consumers is based in part on our ability to provide a broad variety of offers of interest to consumers. In addition, a number of other Web sites give consumers access to similar offers. We face competition for free, trial and promotional offers from these Web sites as well as a variety of other online and traditional competitors. Without sufficient variety and quality of offers, our Web sites will become less attractive to marketers, and our ability to generate revenues from marketer clients will be adversely affected.

     The majority of our contracts have month-to-month terms, and the loss of a significant number of these contracts in a short period of time could harm our business.

     During the three months ended December 31, 1999, approximately 90% of our contracts had month-to-month terms with automatic renewal unless terminated by either party with 10 days' notice. The loss of a significant number of these contracts in any one period could result in decreased traffic to our Web sites, cause an immediate and significant decline in our net revenues and cause our business to suffer.

     The loss of the services of any of our executive officers or key personnel would likely cause our business to suffer.

     Our future success depends to a significant extent on the efforts and abilities of our senior management, particularly Timothy C. Choate, our Chairman, President and Chief Executive Officer, and other key employees, including our technical and sales personnel. The loss of the services of any of these individuals could harm our business. We may be unable to attract, motivate and retain other key employees in the future. Competition for employees in our industry is intense, and in the past we have experienced difficulty in hiring qualified personnel. We do not have employment agreements with any of our key personnel, nor do we have key-person insurance for any of our employees.

     If we are unable to fully integrate the operations from our acquisitions of the Catalog Site and Worldwide Brochures Web sites or from any future acquisitions, our business will suffer.

     We may be unsuccessful in fully integrating the operations from our two recent acquisitions or from any future acquisitions. In May 1999, we acquired the Catalog Site and Worldwide Brochures Web sites and related assets. These are our first acquisitions, and we have limited experience with completing acquisitions and integrating the acquired entity. We may be unable to fully integrate their operations into our existing business.

     Our business strategy includes growth through acquisitions, so we expect to pursue other acquisitions in the future. Our recent acquisitions and any future acquisitions present many risks and uncertainties generally associated with acquisitions, including, without limitation:

     - difficulties integrating operations, personnel, technologies, products and information systems of acquired businesses;

     - potential loss of key employees of acquired businesses;

     - adverse effects on our results of operations from acquisition-related charges and amortization of goodwill and purchased technology;

     - increased fixed costs, which could delay profitability;

     - inability to maintain the key business relationships and the reputations of acquired businesses;

     - potential dilution to current shareholders from the issuance of additional equity securities;

     - inability to maintain our standards, controls, procedures and policies;

     - responsibility for liabilities of companies we acquire; and

     - diversion of management's attention from other business concerns.

     If we are unable to retain Fingerhut as a major investor, our stock price could suffer.

     Our stock price could be adversely affected if Fingerhut, which currently holds a 33% interest in the Company, elects to change its investment strategy related to the Internet and divest its holdings in a rapid fashion.

     An increase in the number of visitors to our Web sites may strain our systems, and we are vulnerable to system malfunctions.

     Any serious or repeated problems with the performance of our Web sites could lead to the dissatisfaction of consumers or our marketer clients. The amount of traffic on our Web sites has increased over time and we are seeking to further increase traffic. The systems that support our Web sites must be able to accommodate an increased volume of traffic. Although we believe our systems can currently accommodate approximately 20 million visitors monthly, in the past, our Web sites have experienced slow response times and other systems problems for a variety of reasons, including failure of our third party Internet service providers, hardware failures and failure of software applications. In these instances, our Web sites were typically unavailable or slow for approximately one and one-half to two hours. Although these failures did not have a material adverse effect on our business, we may experience similar problems in the future that could have a material adverse effect on our business. See
"Business -- Operations and Technology."

     We face intense competition from marketing-focused companies for marketer clients and may be unable to compete successfully.

     We may be unable to compete successfully with current or future competitors. We face intense competition from many companies, both traditional and online, to provide marketing and advertising services for marketer clients. Among the free-offer Web sites, our primary competitors include Volition.com and Free2Try.com. Among the lead-generation Web sites, our primary competitors are Magazine Outlet,

Cataloglink and Catalogcity. We expect competition from online competitors to increase significantly because there are no substantial barriers to entry in our industry. Increased competition could result in price reductions for online advertising space and marketing services, reduced gross margins and loss of market share.

     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than FreeShop. These advantages may allow them to respond more quickly and effectively to new or emerging technologies and changes in customer requirements. These advantages may also allow them to engage in more extensive research and development, undertake farther-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners and advertisers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective marketer clients.

     Online marketing is a rapidly developing industry, and new types of products and services may emerge that are more attractive to consumers and marketers than the types of services we offer. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. See "Business -- Competition."

     If our customers request products and services directly from our marketer clients instead of requesting the product or service from us, our business could suffer.

     Our marketer clients may offer the same free, trial or promotional products or services on their own Web sites that we offer on our Web sites. Our customers may choose to request products or services directly from our marketer clients instead of requesting the product or service from us, which would result in lower net revenues to FreeShop from lead generation and cause our business to suffer.

     We may need to incur litigation expenses in order to defend our intellectual property rights, and might nevertheless be unable to adequately protect these rights.

     We may need to engage in costly litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the intellectual property rights of others. We cannot assure you that our efforts to prevent misappropriation or infringement of our intellectual property will be successful. An adverse determination in any litigation of this type could require us to make significant changes to the structure and operation of our services and features or to license alternative technology from another party. Implementation of any of these alternatives could be costly and time-consuming and may not be successful. Any intellectual property litigation would likely result in substantial costs and diversion of resources and management attention.

     Our success largely depends on our trademarks, including "Free Shop," and internally developed technologies, including our email systems and our order-collection, order-processing and lead-delivery systems, which we seek to protect through a combination of trademark, copyright and trade secret laws. Protection of our trademarks is crucial as we attempt to build our brand name and reputation. Despite actions we take to protect our intellectual property rights, it may be possible for third parties to copy or otherwise obtain and use our intellectual property without authorization or to develop similar technology independently. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Although we are not currently engaged in any lawsuits for the purpose of defending our intellectual property rights, we may need to engage in such litigation in the future. Moreover, we may be unable to maintain the value of our intellectual property rights in the future.

     We could become involved in costly and time-consuming disputes regarding the validity and enforceability of recently issued or pending patents.

     The Internet, including the market for e-commerce and online advertising, direct marketing and promotion, is characterized by a rapidly evolving legal landscape. A variety of patents relating to the market have been recently issued. Other patent applications may be pending. It is possible that significant activity in this area may continue and that litigation may arise due to the patent holder's efforts to enforce their patent rights.

     We may incur substantial expense and management attention may be diverted if litigation occurs. Moreover, whether or not claims against us have merit, we may be required to enter into license agreements or be subject to injunctive or other equitable relief, either of which would result in unexpected expenses or management distraction.

     If third parties acquire domain names that are similar to our domain names, they could decrease the value of our trademarks and take customers away from our Web sites.

     We currently hold the Internet domain names "freeshop.com," "catalogsite.com," "wwb.com" and "clubfreeshop.com" as well as various other related names. We may be unable to prevent third parties from acquiring similar domain names, which could reduce the value of our trademarks, potentially weaken our brand names and take customers away from our Web sites. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that infringe on, or otherwise decrease the value of, our trademarks and other intellectual property rights. We believe there are online companies in other countries using domain names that potentially infringe on our trademarks. We may be unable to prevent them from using these domain names, and this use may decrease the value of our trademarks and our brand name.

     We may face litigation and liability for information displayed on our Web sites.

     We may be subjected to claims for defamation, negligence, copyright or trademark infringement and various other claims relating to the nature and content of materials we publish on our Web sites. These types of claims have been brought, sometimes successfully, against online services in the past. We could also face claims based on the content that is accessible from our Web sites through links to other Web sites. Any litigation arising from these claims would likely result in substantial costs and diversion of resources and management attention, and an unsuccessful defense to one or more such claims could result in material damages. We have no insurance coverage for these types of claims.

     Security and privacy breaches could subject us to litigation and liability and deter consumers from using our Web sites.

     We could be subject to litigation and liability if third parties penetrate our network security or otherwise misappropriate our users' personal or credit card information. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. It could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and other federal and state agencies have been investigating various Internet companies in connection with their use of personal information. We could be subject to investigations and enforcement actions by these or other agencies. In addition, we rent customer names and street addresses to third parties. Although we provide an opportunity for our customers to remove their names from our rental list, we nevertheless may receive complaints from customers for these rentals.

     The need to transmit confidential information securely has been a significant barrier to electronic commerce and communications over the Internet. Any compromise of security could deter people from using the Internet in general or, specifically, from using the Internet to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Many marketers seek to offer their products and services on our Web sites because they want to encourage people to use the Internet to purchase their goods or services. Internet security concerns could frustrate these efforts. Also, our relationships with consumers may be adversely affected if the security measures we use to protect their personal information prove to be ineffective. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect customers' personal information. We have no insurance coverage for these types of claims.

     Furthermore, our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any such breaches. We may be unable to prevent or remedy all security breaches. If any of these breaches occur, we could lose marketing clients and visitors to our Web sites.

     We may need additional financing, and our prospects for obtaining it are uncertain.

     We may be unable to obtain necessary additional financing in the future. Our business does not generate the cash necessary to fund our operations. We currently anticipate that our available cash resources will be sufficient to meet our anticipated capital expenditures and working capital requirements through the next 12 months. Thereafter, we expect we will need to raise additional funds to develop or enhance our services or products, fund expansion, respond to competitive pressures or acquire businesses or technologies. Unanticipated expenses, poor financial results or unanticipated opportunities that require financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

Risks Related to Our Industry

    If the acceptance of online advertising and online direct marketing does not continue to increase, our business will suffer.

     The demand for online marketing may not develop to a level sufficient to support our continued operations or may develop more slowly than we expect. We expect to derive almost all of our revenues from contracts with marketer clients under which we provide online marketing services through our Web sites and email newsletters. The Internet has not existed long enough as a marketing medium to demonstrate its effectiveness relative to traditional marketing methods. Marketers that have historically relied on traditional marketing methods may be reluctant or slow to adopt online marketing. Many marketers have limited or no experience using the Internet as a marketing medium. In addition, marketers that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate these resources to online marketing. Those companies that have invested a significant portion of their marketing budgets in online marketing may decide after a time to return to more traditional methods if they find that online marketing is a less effective method of promoting their products and services than traditional marketing methods.

     We do not know if accepted industry standards for measuring the effectiveness of online marketing will develop. An absence of accepted standards for measuring effectiveness could discourage companies from committing significant resources to online marketing. There are a variety of pricing models for marketing on the Internet. We cannot predict which, if any, will emerge as the industry standard. Absence of such a standard makes it difficult to project our future pricing and revenues.

     Email marketing is also vulnerable to potential negative public perception associated with unsolicited email, known as "spam." Although we do not send unsolicited email, public perception, press reports or governmental action related to spam could reduce the overall demand for email marketing in general and our email newsletters in particular.

    If we are unable to adapt to rapid changes in the online marketing industry, our business will suffer.

     Online marketing is characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. We may incur substantial costs to modify our services or infrastructure to adapt to these changes and to maintain and improve the performance, features and reliability of our services. We may be unable to successfully develop new services on a timely basis or achieve and maintain market acceptance.

    We face risks from potential government regulation and other legal uncertainties relating to the Internet.

     Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. The adoption of such laws could create uncertainty in use of the Internet and reduce the demand for our services. Recently, Congress enacted legislation regarding children's privacy on the Internet. Additional laws and regulations may be proposed or adopted with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The passage of legislation regarding user privacy or direct marketing on the Internet may reduce demand for our services or limit our ability to provide customer information to marketers. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. For example, the European Union recently adopted a directive addressing data privacy that may result in limits on the collection and use of consumer information. The adoption of consumer protection laws that apply to online marketing could create uncertainty in Internet usage and reduce the demand for our services.

     In addition, we are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. It is possible that future applications of these laws to our business could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

     Our services are available on the Internet in many states and foreign countries, and these states or foreign countries may claim that we are required to qualify to do business in their jurisdictions. Currently, we are qualified to do business only in Washington, Minnesota and California. Our failure to qualify in other jurisdictions if we were required to do so could subject us to taxes and penalties and could restrict our ability to enforce contracts in those jurisdictions.

ITEM 2: PROPERTIES

     We currently occupy 34,438 square feet in a leased facility in Seattle, Washington and 2,240 square feet in a leased facility in Detroit Lakes, Minnesota. We expect these facilities will be adequate for our needs over the next 6 months, at which time we will need to obtain additional office space to accommodate our growth. Our current lease for our Seattle space expires in May 2004. Our current lease for our Detroit Lakes space expires in May 2000.

ITEM 3: LEGAL PROCEEDINGS

     As of the date hereof, there is no material litigation pending against the Company. From time to time, the Company is a party to litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, financial condition and operating results.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market under the symbol "FSHP" since our initial public offering on September 27, 1999. Prior to that time, there was no public market for our common stock. The following table shows the high and low closing sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                      HIGH      LOW
                                                     ------    ------
YEAR ENDED DECEMBER 31, 1999
  Third quarter (from September 27, 1999)..........  $13.56    $11.50
  Fourth quarter...................................  $59.94    $11.50

As of December 31, 1999, there were 141 holders of record of our common stock and 15,524,170 shares of our common stock outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

     Concurrently with the closing of the Company's initial public offering on October 1, 1999, Fingerhut exercised warrants to purchase 396,539 shares of Series B convertible preferred stock for aggregate consideration of $8,739,166 and purchased another 8,820 shares of Series B convertible preferred stock for aggregate consideration of $140,238. Upon the closing of the initial public offering, the 877,967 outstanding shares of Series B convertible preferred stock were converted into 3,511,868 shares of common stock. Each share of Series B convertible preferred stock was convertible into four shares of common stock. The warrants and Series B convertible preferred stock were issued pursuant to an exemption provided by Rule 506 of the Securities Act of 1933.

     During the three months ended December 31, 1999, the Company sold 58,000 shares of common stock pursuant to the exercise of stock options issued under the Company's 1997 Stock Option Plan for aggregate proceeds of $78,150. The options, and shares issued upon exercise of the options, were issued pursuant an exemption provided by Rule 701 of the Securities Act of 1933.

USE OF PROCEEDS

     On September 27, 1999 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (333-81151). Pursuant to this Registration Statement on October 1, 1999 the Company closed its initial public offering of 3,200,000 shares of the Company's common stock at an initial public offering price of $12.00 per share (the "Offering"). Net proceeds to the Company, after calculation of the underwriters discount and commissions, from the Offering totaled $35,712,000. In addition, on October 25, 1999, the Company sold an additional 480,000 shares under the underwriters' overallotment option. Total net proceeds were $5,356,800. As of December 31, 1999, approximately $8.4 million of the proceeds from these transactions had been used, primarily for marketing and other working capital. Until the proceeds are used they will be invested in short-term commercial paper.

ITEM 6: SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected financial data are qualified in their entirety by reference to, and you should read them in conjunction with, FreeShop's financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report. The statement of operations data presented below for the year ended June 30, 1997, the six months ended December 31, 1997, and the years ended December 31, 1998 and 1999, and the selected balance sheet data at December 31, 1998 and 1999 are derived from FreeShop's financial statements, included elsewhere in this Annual Report, that have been audited by PricewaterhouseCoopers LLP, independent accountants. The statement of operations data presented below for the years ended June 30, 1995 and 1996, and the selected balance sheet data at June 30, 1995, 1996 and 1997, and December 31, 1997 are derived from our financial statements that have also been audited by PricewaterhouseCoopers LLP and that are not included in this Annual Report. The statement of operations data for the 12 months ended December 31, 1997 is unaudited and has been prepared by FreeShop's management for comparative purposes only. See Note 1 to FreeShop's financial statements included elsewhere in this Annual Report for a discussion of Online Interactive, Inc.'s contribution of its FreeShop Division to FreeShop International, which later changed its name to FreeShop.com, Inc.

                                                                                             FREESHOP
                                                FREESHOP DIVISION         -----------------------------------------------
                                           OF ONLINE INTERACTIVE, INC.    SIX MONTHS    12 MONTHS
                                               YEAR ENDED JUNE 30,          ENDED         ENDED      YEAR ENDED DEC. 31,
                                           ----------------------------    DEC. 31,     DEC. 31,     --------------------
                                            1995      1996       1997        1997         1997         1998       1999
                                           -------   -------   --------   ----------   -----------   --------   ---------
                                                                                       (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
  Net revenues...........................  $  313    $1,271    $ 1,198     $   535       $ 1,037     $ 1,251    $  8,506
  Cost of revenues.......................      85       310        314         140           259         217         733
                                           ------    ------    -------     -------       -------     -------    --------
    Gross profit.........................     228       961        884         395           778       1,034       7,773
                                           ------    ------    -------     -------       -------     -------    --------
  Operating expenses:
    Sales and marketing..................     134       624      1,810       1,175         2,225       3,088      15,042
    Research and development.............       2        65        135         182           259         387         901
    General and administrative...........     126       291        353          83           298         417       1,343
    Equity-based compensation............      --        --         --          63            64         174       1,117
    Depreciation and amortization........      --         9         30          35            52         104       1,039
                                           ------    ------    -------     -------       -------     -------    --------
      Total operating expenses...........     262       989      2,328       1,538         2,898       4,170      19,442
                                           ------    ------    -------     -------       -------     -------    --------
  Operating loss.........................     (34)      (28)    (1,444)     (1,143)       (2,120)     (3,136)    (11,669)
  Interest expense.......................      --        --         --           6             6          66          40
  Other income, net......................      --        --         --          --            --          (3)       (818)
                                           ------    ------    -------     -------       -------     -------    --------
  Net loss...............................  $  (34)   $  (28)   $(1,444)    $(1,149)      $(2,126)    $(3,199)   $(10,891)
                                           ======    ======    =======     =======       =======     =======    ========
  Basic and diluted net loss per share...  $(0.01)   $(0.01)   $ (0.31)    $ (0.22)                  $ (0.51)   $  (1.08)
                                           ======    ======    =======     =======       =======     =======    ========
  Shares used to compute basic and
    diluted net loss per share...........   4,601     4,601      4,601       5,189                     6,224      10,043
                                           ======    ======    =======     =======       =======     =======    ========

                                                            AS OF JUNE 30,        AS OF DECEMBER 31,
                                                          ------------------   ------------------------
                                                          1995   1996   1997   1997     1998     1999
                                                          ----   ----   ----   -----   ------   -------
BALANCE SHEET DATA:
  Cash and cash equivalents.............................  $ --   $ --   $ --   $  26   $2,892   $33,795
  Working capital (deficiency)..........................     3     80    322    (158)   2,014    46,736
  Total assets..........................................    48    207    536     645    3,687    55,816
  Long-term obligations, less current portion...........    --     --      5     160      195        40
  Total shareholders' equity............................     8    105    432      82    2,244    50,911

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We began our direct marketing business in 1994 as the FreeShop division of Online Interactive, Inc., a company founded by Timothy C. Choate and John P. Ballantine. In addition to operating the FreeShop division, Online Interactive was also engaged in the business of selling software over the Internet. In July 1997, Micro Warehouse, Inc., a catalog retailer and direct marketer of computers, software and related products, purchased all of the stock of Online Interactive from its shareholders. Before the purchase was completed, Online Interactive transferred the FreeShop division to FreeShop International, Inc., a newly formed, wholly owned subsidiary, and spun off FreeShop International through a distribution to its shareholders. On February 19, 1999, FreeShop International changed its name to FreeShop.com, Inc.

     We began our online marketing operations in 1994 through a relationship with Prodigy Communications Corporation, a proprietary online service. In 1995, we also began a marketing relationship with America Online, Inc., another proprietary online service. We came to believe proprietary online environments, which provide content exclusively to their fee-paying members, were limiting our ability to develop the FreeShop brand and to access the growing number of people using the Internet. As a result, we terminated our relationship with Prodigy in August 1997 and our relationship with America Online in March 1998. Since March 1998, we have focused exclusively on our Web sites.

     With the Micro Warehouse purchase of Online Interactive in July 1997, Mr. Choate joined Micro Warehouse as a vice president. In March 1998, Mr. Choate rejoined FreeShop as chief executive officer and began initiatives to expand our sources of revenue beyond our primary business of lead generation by offering multiple advertising vehicles, such as banner advertising, site sponsorships and sponsorships of our Club FreeShop email newsletters. We also increased our efforts to expand consumer awareness of and visits to FreeShop.com. We have continued our efforts to improve the attractiveness of our Web sites and to develop technology to improve our ability to offer services to clients and to monitor and manage our Web sites.

     We derive our revenues primarily from online lead generation and advertising contracts. We receive lead generation revenues when we deliver customer information to a marketer in connection with an offer on our Web site. We receive advertising revenues from sales of banner advertising, site sponsorships and newsletter sponsorships. We also derive a small portion of our lead generation revenues from the rental of customer names and street addresses to third parties. Lead generation pricing is based on cost per lead and varies depending on the type of offer. Generally, pricing of advertising is based on cost per impression or cost per click through. The services we deliver are primarily sold under short-term agreements that are subject to cancellation. We recognize revenues in the period in which we deliver the service. See
"Business -- Client Services" and Note 2 to FreeShop's financial statements included elsewhere in this Annual Report.

     Our ten largest clients accounted for 25.0% and 30.8% of our net revenues in the years ended December 31, 1998 and 1999. No single client accounted for more than 3.8% of net revenues in the year ended December 31, 1998 or 6.5% of net revenues in the year ended December 31, 1999.

     Part of our strategy involves growth through the acquisition of businesses that will expand our offerings to consumers and our services to marketers. In May 1999, we purchased the Web sites and related assets of two companies, Commonsite, LLC, whose Catalog Site Web site offers more than 200 catalogs, and Travel Companions International, Inc., whose Worldwide Brochures Web site offers consumers more than 15,000 free travel brochures. Revenues generated by the Catalog Site and Worldwide Brochures Web sites primarily come from flat fee lead generation contracts, banner advertising and site sponsorships. We accounted for these acquisitions as asset purchases and have included the results of the acquired businesses in our financial statements from the date we completed the acquisitions. These acquisitions resulted in the allocation of $2.7 million to goodwill and other intangible assets in May 1999. We are amortizing these intangible assets over periods ranging from one to five years.

     Effective June 1, 1999, we entered into an agreement with NewSub Services, Inc., a magazine distributor, to offer consumers access to numerous magazine titles. In December 1999, the NewSub agreement was terminated, effective March 14, 2000. On December 8, 1999, we entered into an agreement with eNews.com, Inc., a magazine distributor, which was effective on March 15, 2000. We believe the eNews agreement provides us more attractive financial terms while making more magazine offers available to our consumers.

     We have revised our previously reported net revenues related to the barter portion of our agreement with NewSub Services for the three months ended September 30, 1999 and three months ended June 30, 1999. The revision resulted in a reduction in net revenues for the three months ended September 30, 1999 from $2.6 million to $2.4 million, or 8% of net revenues. Revenues for the three months ended June 30, 1999 were reduced from $1.5 million to $1.4 million, or 7% of net revenues.

     Our business has been operating at a loss and generating negative cash flow since inception. As of December 31, 1999, we had accumulated losses of approximately $16.7 million. We plan to continue increasing the level of our investment in marketing and promotion, development of technology and expansion of our business through internal growth and strategic acquisitions. As a result, our losses and negative cash flow are likely to continue to increase.

RESULTS OF OPERATIONS

     We changed our fiscal year end from June 30 to December 31 in connection with our spin-off from Online Interactive in June 1997. Due to this change, we believe comparison of the year ended December 31, 1998 to the six months ended December 31, 1997 is not appropriate. Therefore, management prepared financial information for the 12-month period ended December 31, 1997 for the purposes of comparison only. The following discussion compares the results of operations for the year ended December 31, 1999 to the year ended December 31, 1998, for the year ended December 31, 1998 to the unaudited 12-month period ended December 31, 1997 and for the year ended June 30, 1997 to the year ended June 30, 1996.

     Our financial statements for the years ended June 30, 1996 and 1997 reflect the assets and liabilities and the revenues, expenses and cash flows of the FreeShop division of Online Interactive. Certain expenses of Online Interactive were allocated to us on a basis we believe reflects a reasonable allocation of expenses to present FreeShop as a stand-alone company. See Note 1 to FreeShop's financial statements included elsewhere in this Annual Report.

     The following table sets forth statement of operations data for the periods indicated as a percentage of net revenues:

                                         YEAR ENDED       12 MONTHS       YEAR ENDED
                                          JUNE 30,          ENDED          DEC. 31,
                                       ---------------    DEC. 31,     ----------------
                                       1996      1997      1997(1)      1998      1999
                                       -----    ------    ---------    ------    ------
Net revenues.........................  100.0%    100.0%     100.0%      100.0%    100.0%
Cost of revenues.....................   24.4      26.2       25.0        17.3       8.6
                                       -----    ------     ------      ------    ------
  Gross profit.......................   75.6      73.8       75.0        82.7      91.4
                                       -----    ------     ------      ------    ------
Operating expenses:
  Sales and marketing................   49.1     151.1      214.7       246.9     176.8
  Research and development...........    5.1      11.3       25.0        30.9      10.6
  General and administrative.........   22.9      29.5       28.7        33.4      15.8
  Equity-based compensation..........     --        --        6.1        13.9      13.1
  Depreciation and amortization......    0.7       2.5        5.0         8.3      12.2
                                       -----    ------     ------      ------    ------
          Total operating expenses...   77.8     194.4      279.5       333.4     228.6
                                       -----    ------     ------      ------    ------
Operating loss.......................   (2.2)   (120.6)    (204.5)     (250.7)   (137.2)
Interest expense.....................     --        --        0.7         5.2       0.5
Other income, net....................     --        --         --        (0.2)     (9.6)
                                       -----    ------     ------      ------    ------
Net loss.............................   (2.2)%  (120.6)%   (205.2)%    (255.7)%  (128.0)%
                                       =====    ======     ======      ======    ======

---------------
(1) The financial information for the 12 months ended December 31, 1997 is an unaudited 12-month period prepared by our management for comparative purposes only.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net revenues. We derive our revenues primarily from online lead generation and advertising contracts. Our net revenues increased by $7.2 million, or 580%, to $8.5 million in the year ended December 31, 1999 from $1.3 million in the year ended December 31, 1998. This growth in net revenues was attributable to the introduction of advertising services in June 1998 and an increase in the number of visits to our Web sites, which increased lead generation revenues. We introduced advertising, including banner ads, site sponsorships and newsletter sponsorships, in the second and third quarters of 1998. Revenues from advertising services were $4.2 million in 1999, compared to $288,000 in 1998.

     Cost of revenues. Cost of revenues consists of expenses associated with the maintenance and usage of our Web sites and email delivery costs. Such costs include Internet connection charges, hosting facility costs, banner ad serving fees, equipment and software depreciation and personnel costs. Cost of revenues increased by $516,000, or 238%, to $733,000 in 1999 from $217,000 in 1998. The increase was primarily due to costs related to additional Internet connection capacity and personnel costs to support our growth. Gross margin increased to 91.4% in 1999 from 82.7% in 1998. The increase in gross margin was primarily due to cost of revenues increasing at a slower rate than net revenues. We expect cost of revenues to increase on an absolute basis and possibly as a percentage of net revenues in the short-term as we continue to increase our Internet connection capacity, hardware and software investments, and personnel cost in order to support our growth.

     Sales and marketing. Sales and marketing expenses consist primarily of marketing and promotional costs related to developing our brand and generating visits to our Web sites, as well as personnel and other costs. Sales and marketing expenses increased by $11.9 million, or 387%, to $15.0 million in 1999 from $3.1 million in 1998. The increase was due primarily to a $7.9 million, or 598%, increase in advertising and brand awareness spending and to a $2.6 million, or 196%, increase in personnel costs. As a percentage of net revenues, sales and marketing expenses decreased to 176.8% in 1999 from 246.9% in 1998. The decrease as a percentage of net revenues was primarily due to sales and marketing expenses, other than advertising spending, increasing at a lesser rate than net revenues. We expect to continue to increase our advertising and brand awareness spending in the future.

     Research and development. Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites and related systems. Research and development expenses increased by $514,000, or 133%, to $901,000 in 1999 from $387,000 in 1998. The increase was primarily due to hiring additional staff to support our growth, continued improvements in our internal systems and enhancements and modifications to our Web sites. As a percentage of net revenues, research and development expenses decreased to 10.6% in 1999 from 30.9% in 1998. The decrease as a percentage of net revenues was primarily due to research and development expenses increasing at a slower rate than net revenues.

     General and administrative. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses increased by $926,000, or 222%, to $1.3 million in 1999 from $417,000 in 1998.
The increase was primarily due to increased personnel costs and professional service fees necessary to support our growth. As a percentage of net revenues, general and administrative expenses decreased to 15.8% in 1999 from 33.4% in 1998. The decrease as a percentage of net revenues was primarily due to general and administrative expenses increasing at a slower rate than net revenues.

     Equity-based compensation. Equity-based compensation expenses consist of amortization of deferred stock compensation recognized in connection with stock options and recognition of expenses when our principal shareholders sold our stock to an employee at a price below the estimated fair market value of our common stock. Deferred stock compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Deferred stock compensation is also recorded based on the fair value of the option granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Deferred stock compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses increased by $943,000, or 542%, to $1.1 million in

1999 from $174,000 in 1998. The increase resulted primarily from recognition of $406,000 in expenses related to the sale of securities to an employee by a principal shareholder at a price below the estimated fair market value as an inducement for the employee to work for FreeShop, and recognition of expenses related to issuing options with exercise prices based on the last price received from a third party investor. As a percentage of net revenues, equity-based compensation expenses decreased to 13.1% in 1999 from 13.9% in 1998. We expect equity-based compensation expenses to remain at similar levels over the next year and then to gradually decline.

     Depreciation and amortization. Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements and goodwill from acquisitions. Depreciation and amortization expenses increased by $935,000, or 899%, to $1.0 million in 1999 from $104,000 in 1998. The increase resulted from the depreciation of approximately $2.3 million in equipment and furniture acquired during 1999 and the amortization of approximately $2.7 million in intangible assets related to the acquisition of substantially all of the assets of Commonsite, LLC and Travel Companions International, Inc. As a percentage of net revenues, depreciation and amortization expenses increased to 12.2% in 1999 from 8.3% in 1998.

     Interest expense. Interest expense primarily relates to capital equipment leases, and totaled $40,000 in 1999 and $66,000 in 1998.

     Other income, net. Other income, net, consists primarily of interest income. Other income, net, increased by $815,000 to $818,000 in 1999 from $3,000 in 1998. The increase was due to higher cash balances resulting from the investments by Fingerhut and the proceeds from our initial public offering in September 1999.

     Income Taxes. No provision for federal income taxes has been recorded for any of the periods presented due to our current loss position.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO UNAUDITED 12 MONTHS ENDED DECEMBER 31, 1997

     Net revenues. Our net revenues increased by $214,000, or 21%, to $1.3 million in the year ended December 31, 1998, compared to $1.0 million in the 12 months ended December 31, 1997. The growth in net revenues in 1998 was primarily attributable to the introduction of new revenue streams. We introduced advertising, including banner ads, site sponsorships and newsletter sponsorships, in the second and third quarters of 1998. Revenues from advertising were $288,000 in 1998, compared to no advertising revenues in 1997. Revenues from lead generation were $963,000 in 1998, compared to $1.0 million in 1997. The overall growth in net revenues was partially offset by a reduction in lead generation revenues resulting from the termination of our relationships with Prodigy in August 1997 and America Online in March 1998.

     Cost of revenues. Cost of revenues decreased by 42,000, or 16%, to $217,000 in 1998 from $259,000 in 1997. The decrease in cost of revenues was primarily due to lower access charges for the Internet compared to the proprietary Prodigy and America Online environments. As a result, gross margin increased to 82.7% in 1998 from 75.0% in 1997.

     Sales and marketing. Sales and marketing expenses increased by $863,000, or 39%, to $3.1 million in 1998, compared to $2.2 million in 1997. The increase was primarily due to a $988,000, or 405%, increase in advertising and brand awareness spending, which was partially offset by reduced contract labor spending. As a percentage of net revenues, sales and marketing expenses increased to 246.9% in 1998 from 214.7% in 1997.

     Research and development. Research and development expenses increased by $128,000, or 49%, to $387,000 in 1998, compared to $259,000 in 1997. The increase was primarily due to hiring of additional staff to support our growth. As a percentage of net revenues, research and development expenses increased to 30.9% in 1998 from 25.0% in 1997.

     General and administrative. General and administrative expenses increased by $119,000, or 40%, to $417,000 in 1998, compared to $298,000 in 1997. The increase was primarily a result of increased personnel costs and professional service fees necessary to support our growth. As a percentage of net revenues, general and administrative expenses increased to 33.4% in 1998 from 28.7% in 1997.

     Equity-based compensation. Equity-based compensation expenses increased by $110,000, or 172%, to $174,000 in 1998, compared to $64,000 in 1997. This increase resulted primarily from option grants made to advisors and directors and four gifts of common stock made to employees by principal shareholders. As a percentage of net revenues, equity-based compensation expenses increased to 13.9% in 1998 from 6.1% in 1997.

     Depreciation and amortization. Depreciation and amortization expenses increased by $52,000, or 100%, to $104,000 in 1998, compared to $52,000 in 1997.
This increase resulted from the depreciation of approximately $171,000 in furniture and equipment acquired during 1998. As a percentage of net revenues, depreciation and amortization expenses increased to 8.3% in 1998 from 5.0% in 1997.

     Interest expense. Interest expense increased by $60,000, to $66,000 in 1998, compared to $6,000 in 1997. The increase was due to the addition of leased capital equipment in the third and fourth quarters of 1997 and throughout 1998.

     Other income, net. Other income, net, in 1998 consisted primarily of interest income in the amount of $11,000 offset by the write-off of obsolete assets in the amount of $9,000. There was no other income, net, in 1997.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

     Net revenues. Our net revenues decreased by $73,000, or 6%, to $1.2 million in the year ended June 30, 1997, compared to $1.3 million in the year ended June 30, 1996. The decrease was primarily due to the decline in Prodigy's membership base. Revenues related to the Prodigy relationship were $396,000, or 33% of total net revenue, in 1997 and $484,000, or 38% of total net revenue, in 1996.

     Cost of revenues. Cost of revenues increased to $314,000 in 1997 from $310,000 in 1996. As a result, gross margin decreased to 73.8% in 1997 from 75.6% in 1996.

     Sales and marketing. Sales and marketing expenses increased by $1.2 million, or 190%, to $1.8 million in 1997, compared to $624,000 in 1996. The increase was primarily due to increased personnel costs related to building our own internal sales and marketing staff in 1997 and costs associated with termination of a contract with a third-party sales agent. As a percentage of net revenues, sales and marketing expenses increased to 151.1% in 1997 from 49.1% in 1996.

     Research and development. Research and development expenses increased by $70,000, or 108%, to $135,000 in 1997, compared to $65,000 in 1996. The increase was primarily due to hiring of additional staff. As a percentage of net revenues, research and development expenses increased to 11.3% in 1997 from 5.1% in 1996.

     General and administrative. General and administrative expenses increased by $62,000, or 21%, to $353,000 in 1997, compared to $291,000 in 1996. The increase was primarily a result of increased personnel costs and professional service fees. As a percentage of net revenues, general and administrative expenses increased to 29.5% in 1997 from 22.9% in 1996.

     Equity-based compensation. No equity-based compensation expense was recognized in either period while FreeShop was operating as a division of Online Interactive during both periods.

     Depreciation and amortization. Depreciation and amortization expenses increased by $21,000, or 233%, to $30,000 in 1997, compared to $9,000 in 1996.
This increase resulted from the depreciation of approximately $109,000 in furniture and equipment acquired during 1997. As a percentage of net revenues, depreciation and amortization expenses increased to 2.5% in 1997 from 0.7% in 1996.

STOCK OPTIONS GRANTED IN 1999

     In the year ended December 31, 1999, we granted options to purchase 498,066 shares of common stock under the 1997 Stock Option Plan. These options were granted to employees, directors and service providers at exercise prices ranging from $1.50 to $28.50 per share, many of which were below the fair market value of our common stock at the date of grant. In relation to these grants, we will recognize compensation expense of approximately $1.5 million over the vesting terms of one to four years. Compensation expenses related to these options of approximately $776,000, $426,000, $210,000 and $88,000 will be classified as operating expenses in the years ending December 31, 2000, 2001, 2002 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since we began operating as an independent company in June 1997, we have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through December 31, 1999 totaled $65.4 million, including $21.5 million raised from Fingerhut. As of December 31, 1999, we had approximately $47.7 million in cash, cash equivalents and short-term securities, providing working capital of $46.7 million.

     Net cash used in operating activities was $9.1 million and $2.2 million in the years ended December 31, 1999 and 1998, respectively. Cash used in operating activities for each period resulted primarily from net losses and increases in accounts receivable, which were partially offset by increases in accounts payable and accrued liabilities.

     Net cash used in investing activities was $17.9 million and $67,000 in the years ended December 31, 1999 and 1998, respectively. In the year ended December 31, 1999, $1.8 million was used to acquire substantially all of the assets of Commonsite, LLC and Travel Companions International, Inc.; $2.3 million was used to purchase computer equipment and software, furniture, office equipment and to pay for leasehold improvements and $15.3 million was used to invest in short-term securities. For the year ended December 31, 1998, cash used in investing activities was primarily related to purchases of property and equipment.

     Net cash provided by financing activities was $57.9 million and $5.2 million in the years ended December 31, 1999 and 1998, respectively. Net cash provided by financing activities resulted primarily from issuance of capital stock, which was partially offset by principal payments made on capital leases.

     We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we expect we will need to raise additional capital to meet our long-term operating requirements. Although we have increased revenues, our expenses also have continued to increase, and we expect to increase our expenses significantly in future periods, such that our expenses will exceed our revenues for the foreseeable future. Accordingly, we do not expect to be able to fund our operations from internally generated funds for the foreseeable future. Our cash requirements depend on several factors, including the level of expenditures on advertising and brand awareness, the rate of market acceptance of our services and the extent to which we use cash for acquisitions and strategic investments. Unanticipated expenses, poor financial results or unanticipated opportunities requiring financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

YEAR 2000 ISSUES

     Because many computer applications have been written using two digits rather than four to define the applicable year, some date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The year 2000 issue could result in system failures or miscalculations that could disrupt our operations, including our Web sites.

     To our knowledge, we have not experienced any systems failures or disruptions of our operations or Web sites resulting from the year 2000 issue, although we continue to monitor our systems.

     To date, we have spent approximately $40,000 on year 2000 compliance. At this time, we do not expect to incur future expenditures relating to year 2000 compliance matters.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments, and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect the adoption of this Statement to have a significant impact on our results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that SAB 101 will have no material effect on our financial position, results of operations or cash flows.

LIMITATION ON NET OPERATING LOSS CARRYFORWARDS

     We have approximately $14.4 million of federal net operating loss carryforwards as of December 31, 1999, which may be available to reduce the amount of U.S. federal income taxes payable by us in the future. The exercise of Fingerhut's warrants in May 1999 and the closing of our initial public offering and exercise of the remainder of Fingerhut's warrants in October 1999 resulted in ownership changes for purposes of Section 382 of the Internal Revenue Code. As a result, the use of our pre-ownership change, federal net operating loss carryforwards will be limited annually by Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the amount of net operating losses that may be utilized from pre-ownership change years to offset taxable income in any post-ownership change year. The limitation on the utilization of federal net operating loss carryforwards in future years is not expected to be material.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Substantially all of our cash equivalents, short-term securities and capital lease obligations are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. However, as of December 31, 1999, all of our cash equivalents mature within three months and all of our short-term securities mature within one year. As of December 31, 1999, we believe the reported amounts of cash equivalents, short-term securities and capital lease obligations to be reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holding of financial instruments is minimal.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements listed under the heading '(a)(1) Financial Statements" of Item 14 herein, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND OFFICERS OF THE REGISTRANT

     The following table sets forth certain information, as of February 29, 2000, regarding the executive officers, directors and key employees of FreeShop:

         NAME              AGE                     POSITION
         ----              ---                     --------
Timothy C. Choate          34     Chairman, President and Chief Executive
                                  Officer
William H. Fritsch         48     Executive Vice President
John A. Wade               37     Secretary, Vice President, Finance and
                                  Chief Financial Officer
Ronald C. Christiansen     47     Vice President, Sales
Lisa C. Wolff              31     Vice President, Business Development
Karen M. Leathers          35     Vice President, Operations and Planning
Mark S. Noblitt            36     Vice President, Technology
Stephanie Hooper-Smyth     35     Vice President, Communications
Debora Ashworth            43     Vice President, Product Management
David H. Davis             41     General Counsel
John P. Ballantine         36     Director
John B. Balousek           54     Director
William J. Lansing         41     Director
Kirk M. Loevner            42     Director

     Timothy C. Choate has served as Chairman, President and Chief Executive Officer since March 1998. From July 1997 to March 1998, Mr. Choate served as a Vice President of Micro Warehouse, Inc. In 1994, Mr. Choate co-founded Online Interactive, Inc., the former parent of FreeShop, and served as its Chairman, President and Chief Executive Officer until March 1997. Before 1994, Mr. Choate served as President of Softdisk Publishing LLC, a software publishing company. Mr. Choate's prior experience includes serving as a Senior Marketing Manager at Prodigy Communications Corporation, an Internet access and content provider, and developing and launching the New Products Division for Business Week, a division of the McGraw-Hill Companies Inc. Mr. Choate serves on the boards of directors of Digital River, Inc., a provider of electronic commerce outsourcing solutions, and LapLink.com, Inc., an Internet file transfer company. Mr. Choate holds a B.S.E. degree in Marketing and Entrepreneurial Management from the Wharton School of Business at the University of Pennsylvania.

     William H. Fritsch has served as Executive Vice President, Marketing since February 1999. Mr. Fritsch joined FreeShop in January 1999 as Vice President, Sales and Marketing. In 1988, Mr. Fritsch co-founded CF2GS, a Seattle-based direct marketing agency, and served as its president until 1998. Before 1988, Mr. Fritsch served as Vice President for Sharp Hartwig Advertising, as the Director of Marketing Services at Walt Disney Productions, as Marketing Coordinator of The Smithers Company and as an auditor for Ernst & Ernst. Mr. Fritsch holds a B.S. degree in Accounting from the University of Akron in Ohio.

     John A. Wade has served as Secretary, Vice President, Finance and Chief Financial Officer since May 1998. From 1992 to May 1998, Mr. Wade served as the Chief Financial Officer and Chief Operating Officer of Buzz Oates Enterprises, a real estate development company. Prior to 1992, Mr. Wade served as the Controller of A&A Properties, Inc., an asset management corporation, the Controller of Labels West, a manufacturing concern, and as an auditor and taxation specialist at McGladrey and Pullen, an international accounting firm. Mr. Wade serves on the board of directors of Ubarter.com, Inc. an Internet based business to business barter services provider. Mr. Wade holds a B.S. degree in Business Administration with a concentration in Accounting from the San Diego State University School of Business.

     Ronald C. Christiansen has served as Vice President, Sales since January 1999. In 1988, Mr. Christiansen co-founded CF2GS and served as its New Business Development Director until 1998. Prior to 1988, Mr. Christiansen worked at several large national advertising agencies, including Cole & Weber, an Ogilvy Mather company, and McCann Erickson. Mr. Christiansen holds an undergraduate degree in Advertising from Washington State University.

     Lisa C. Wolff has served as Vice President, Business Development since July 1998. Ms. Wolff joined FreeShop as Director of Business Development in July 1997. From 1995 to 1997, Ms. Wolff served as Director of Consumer Marketing and as Product Manager for Online Interactive. From May 1994 to August 1994, Ms. Wolff served as an Associate Product Manager for Microsoft Corporation's TechNet. Prior to May 1994, Ms. Wolff worked for two years in corporate sales and marketing at NeXT Computer, Inc., a computer software and hardware company. Ms. Wolff holds an M.B.A. degree from the University of Washington and a B.A. degree in Business Economics from the University of California at Santa Barbara.

     Karen M. Leathers has served as Vice President, Human Resources since July 1998. Since joining FreeShop in September 1997, Ms. Leathers has also served as Vice President Operations and Planning, Director, Operations and Human Resources and Manager of Operations. From March 1997 to August 1997, Ms. Leathers managed the Web-based data acquisition team at Affinity Publishing, a partner marketing technology services company. From 1993 to March 1997, Ms. Leathers managed the corporate Membership Services Department at Recreational Equipment Incorporated. Prior to 1993, Ms. Leathers served as a market analyst for Weyerhaeuser Company. Ms. Leathers holds a B.A. degree in Business Management and Computers from The Evergreen State College in Washington.

     Mark S. Noblitt has served as Vice President, Technology since February 1999. From July 1997 to February 1999, Mr. Noblitt served as Director of Technology, Production Engineering Manager and SQL Developer. From October 1996 to July 1997, Mr. Noblitt served as SQL Database Administrator for Online Interactive. From June 1987 to January 1996, Mr. Noblitt served as Project Manager and Lead Estimator for Leewens Corporation, a company specializing in hazardous waste containment projects. Mr. Noblitt also serves on the Board of Advisors for International Barter Corporation, an international commercial barter exchange company. Mr. Noblitt is a Microsoft Certified Systems Engineer with specialties in SQL, NT, Microsoft BackOffice, Microsoft Office and TCP/IP.

     Stephanie Hooper-Smyth has served as Vice President, Marketing Communications since October 1999. Ms. Hooper-Smyth joined FreeShop in August 1999. From December 1997 to June 1999, Ms. Hooper-Smyth was Vice President of Marketing Communications at Sierra On-Line, Inc. Ms. Hooper-Smyth has 15 years of marketing experience, having held positions at several advertising agencies including McCann Erickson in San Francisco, California from December 1997 to December 1995, Publicis in Seattle, Washington from December 1995 to December 1993, and for several years with Lowe in New York, New York. Ms. Hooper-Smyth's key experience is brand marketing having worked with companies such as Starbucks, AT&T, Johnson and Johnson, Disney and Nordstrom. Ms. Hooper-Smyth holds a degree in Marketing from the San Diego State University School of Business.

     Debora Ashworth has served as Vice President, Product Management since October 1999. Ms. Ashworth joined FreeShop in June 1999. From April 1993 to July 1998, Ms. Ashworth developed and managed a direct to consumer marketing, sales, and retention operation for GE Financial Assurance. She has also previously held database and marketing management positions within the financial services and insurance industries. (Nationwide Insurance and Great Northern Insured Annuity Corporation) Ms. Ashworth holds a B.A. degree in English Literature from Skidmore College, Saratoga Springs, New York.

     David H. Davis has served as General Counsel since January 2000. Prior to FreeShop, Mr. Davis served as general counsel for Ride, Inc. from August 1996 to December 1999 and Egghead.com from September 1994 to August 1996. While at Ride, Inc., Mr. Davis was heavily involved in acquisitions and the recent merger of Ride with K2. During his tenure with Egghead.com, Mr. Davis assisted with strategic alignment of the business, and the launch of online sales of Egghead product offerings. Mr. Davis also worked as an attorney for the Seattle-based law firms of Stanislaw Ashbaugh, and Lane Powell Spears Lubersky. Mr. Davis holds a B.A. degree in History from Whitman College and a J.D. degree from the University of Oregon School of Law.

     John P. Ballantine has served as a Director since July 1997. Since March 1999, Mr. Ballantine has served as Chairman and Chief Executive Officer of iStart Ventures LLC, a developer of early-stage e-commerce concepts. From July 1997 to March 1998, Mr. Ballantine served as a Vice President of Micro Warehouse. In 1994, Mr. Ballantine co-founded Online Interactive and served as its Executive Vice President and later as President and Chief Executive Officer. From February 1993 to June 1994, Mr. Ballantine served as Vice President of Softdisk Publishing, where he managed online shopping applications with America Online, CompuServe, Prodigy and GEnie. From March 1989 to February 1993, Mr. Ballantine served as Vice President of Sales for DataEnvelope, a full-service software marketing and distribution company. Mr. Ballantine holds a B.S.E. degree in Finance and International Business from the San Diego State University School of Business.

     John B. Balousek has served as a Director since February 1999. In 1998 Mr. Balousek co-founded PhotoAlley.com, an online retailer of photographic equipment, supplies and services. From 1979 to 1997, Mr. Balousek served in various positions, including President/Chief Operating Officer and Director of Foote, Cone & Belding Communications, Inc., a global advertising and communications company. In 1996, Mr. Balousek served as Chairman/Chief Executive Officer of True North Technologies, a digital and interactive service of True North Communications, Foote, Cone & Belding's parent company. Mr. Balousek currently serves as a director for Geoworks Corporation, a provider of end-to-end solutions for the wireless communications market; Transilluminant Corporation, a privately held company focusing on electronic data marketing; and EDB Holdings, Inc., a superoptical retailing company. Mr. Balousek holds an undergraduate degree from Creighton University and a graduate degree from Northwestern University.

     William J. Lansing has served as a Director since January 1999 and was appointed by Fingerhut pursuant to the terms of a stockholders agreement between us, Mr. Choate, Mr. Ballantine and Fingerhut. Mr. Lansing has served as the President of Fingerhut since 1998. He was named Chief Executive Officer of Fingerhut in May 1999. From November 1996 to May 1998, Mr. Lansing served as a Vice President for Business Development of General Electric Corp. From January 1996 to October 1996, he served as Chief Operating Officer of Prodigy. From 1986 to 1996, Mr. Lansing was a principal at McKinsey & Co., a management consulting company. Mr. Lansing also serves as a director of Digital River, Inc., an electronic commerce solutions provider, Select Comfort Corp., a specialty retailer and direct marketer of air beds, Net Perceptions, Inc., a developer of Internet marketing solutions, and BigStar Entertainment, Inc., an online filmed entertainment superstore. Mr. Lansing holds a B.A. degree in English from Wesleyan University and a J.D. degree from Georgetown University.

     Kirk M. Loevner has served as a Director since November 1998. In February 1999, Mr. Loevner founded PublishOne, Inc., an online publishing service for businesses, of which he is currently President and Chief Executive Officer. From August 1996 to August 1998, Mr. Loevner served as President and Chief Executive Officer of the Internet Shopping Network, Inc., an online retailer and auction house. From November 1993 to July 1996, Mr. Loevner served as a Vice President and General Manager of Silicon Graphics Inc., a leading supplier of visual computing and high-performance computer systems. Before November 1993, Mr. Loevner served as a Vice President and General Manager of Apple Computer Inc., a computer manufacturing company. Mr. Loevner currently serves on the board of directors of the Software Industry and Information Association, a software industry association. Mr. Loevner holds a B.S.E. degree in Computer Science from Tufts University and an M.B.A. degree in General Management from Harvard University.

     FreeShop currently has authorized six directors. Each director is elected for a period of one year at our annual meeting of shareholders and serves until the next annual meeting or until his successor is duly elected and qualified. The executive officers serve at the discretion of the board. There are no family relationships among any of the directors and executive officers of FreeShop.

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's Directors and executive officers, and persons who own more than 10% of a registered class of the Company's securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers,

Directors, and greater-than-10% shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 1999, its executive officers, Directors and greater-than-10% shareholders complied with all Section 16(a) filing requirements.

BOARD COMMITTEES

     In May 1999, the board of directors established two standing board committees, an audit committee and a compensation committee.

     Audit Committee. The audit committee's responsibilities include reviewing our internal accounting procedures and consulting with and reviewing the services provided by our independent accountants. The audit committee currently consists of Messrs. Ballantine, Balousek and Loevner.

     Compensation Committee. The compensation committee's responsibilities include reviewing and recommending to the board of directors the compensation and benefits of all our executive officers, administering our stock option plans and establishing and reviewing general policies relating to compensation and benefits of our employees. The compensation committee currently consists of Messrs. Ballantine and Lansing.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the last fiscal year, the compensation committee consisted of Messrs. Ballantine and Lansing. No interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 11: EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to our Chief Executive Officer and four most highly compensated executive officers for the years ended December 31, 1998 and December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                 ------------
                                                          ANNUAL COMPENSATION     SECURITIES
                                                          --------------------    UNDERLYING
           NAME AND PRINCIPAL POSITION                     SALARY      BONUS       OPTIONS
           ---------------------------                    ---------   --------   ------------
Timothy C. Choate(1)                               1999   $107,293    $35,417
  Chairman, President and Chief Executive Officer  1998     26,825(2)               16,000
William H. Fritsch                                 1999    105,208     30,208       25,000
  Executive Vice President, Marketing              1998                50,000
John A. Wade                                       1999     97,500     25,000
  Secretary, Vice President, Finance               1998     37,500                  80,000
  and Chief Financial Officer
Ronald C. Christiansen                             1999     93,205     25,000       40,000
  Vice President, Sales
Lisa C. Wolff                                      1999     76,917     24,167
  Vice President, Business Development             1998     65,167

---------------
(1) Mr. Choate became our Chief Executive Officer in March 1998.

(2) Includes $19,220 in deferred compensation paid in January 1999.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding stock option grants to our Chief Executive Officer and four most highly compensated executive officers during the year ended December 31, 1999. The potential realizable value is calculated based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of its term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:

     - multiplying the number of shares of common stock subject to a given option by the exercise price;

     - assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire ten-year term of the option; and

     - subtracting from that result the aggregate option exercise price.

                             OPTION GRANTS IN 1999

                                               INDIVIDUAL GRANTS
                          -----------------------------------------------------------    POTENTIAL REALIZABLE
                                              % OF TOTAL                                   VALUE AT ASSUMED
                                               OPTIONS                                   ANNUAL RATES OF STOCK
                             NUMBER OF        GRANTED TO      EXERCISE                  PRICE APPRECIATION FOR
                            SECURITIES        EMPLOYEES         PRICE                         OPTION TERM
                            UNDERLYING      IN FISCAL YEAR   (PER SHARE)   EXPIRATION   -----------------------
          NAME            OPTIONS GRANTED        (1)             (2)          DATE          5%          10%
          ----            ---------------   --------------   -----------   ----------   ----------   ----------
Timothy C. Choate.......          --              --               --             --           --           --
William H. Fritsch......      25,000(3)          5.4%          $12.69       11/15/09     $199,517     $505,615
John A. Wade............          --              --               --             --           --           --
Ronald C.
  Christiansen..........      40,000(4)          8.7%            2.50         2/9/09       62,889      159,374
Lisa C. Wolff...........          --              --               --             --           --           --

---------------
(1) During 1999, options to purchase 462,066 shares were issued to employees.

(2) The exercise price per share was equal to the fair market value of the common stock on the date of grant as determined by the board of directors.

(3) Represents options vesting according to the following schedule: 20% vesting at one year, 6.7% vesting quarterly for the following 11 quarters and 6.3% vesting at the end of four years.

(4) Represents options vesting according to the following schedule: 9.1% vesting at six months, 9.1% vesting quarterly for the following nine quarters and 9.0% vesting at the end of three years.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth for our Chief Executive Officer and four most highly compensated executive officers the number of shares acquired upon exercise of stock options during the year ended December 31, 1999 and the number of shares subject to exercisable and unexercisable stock options held at December 31, 1999.

                      AGGREGATED OPTION EXERCISES IN 1999
                           AND YEAR-END OPTION VALUES

                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                     OPTIONS AT DECEMBER 31,       IN-THE-MONEY OPTIONS AT
                            SHARES                            1999                  DECEMBER 31, 1999(1)
                          ACQUIRED ON    VALUE     ---------------------------   ---------------------------
          NAME             EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----            -----------   --------   -----------   -------------   -----------   -------------
Timothy C. Choate.......    14,000      $180,320      1,000          1,000       $   46,980     $   46,980
William H. Fritsch......        --            --     13,650         61,350          634,725      2,573,025
John A. Wade............        --            --     32,760         47,240        1,532,076      2,207,124
Ronald C.
  Christiansen..........     3,640        41,496      3,640         32,720          165,620      1,488,760
Lisa C. Wolff...........     7,185        98,794     22,853          9,563        1,085,388        452,958

---------------
(1) The value of unexercised in-the-money options at December 31, 1999 is based on $48.00 per share, the closing price of the common stock at such time, less the exercise price per share.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Shares as of December 31, 1999, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company,
(iii) each Named Executive Officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                              NUMBER OF SHARES        % OF TOTAL
DIRECTORS, NAMED EXECUTIVE OFFICERS AND 5% SHAREHOLDERS(2)  BENEFICIALLY OWNED(1)    SHARES OWNED
----------------------------------------------------------  ---------------------    ------------
Fingerhut Companies, Inc.(3).......................               5,131,255             33.05
  4400 Baker Road
  Minnetonka, MN 55343
Timothy C. Choate(4)...............................               1,845,121             11.88
John P. Ballantine(5)..............................               1,656,739             10.66
Kirk M. Loevner(6).................................                  86,171             *
John B. Balousek(7)................................                  51,000             *
William J. Lansing.................................                      --             *
Lisa Wolff(8)......................................                  60,038             *
John A. Wade(9)....................................                  52,760             *
Ron Christiansen(10)...............................                  47,284             *
William H. Fritsch(11).............................                  30,317             *
All directors and executive officers as a group (11
  persons)(12).....................................               3,865,862             24.69

---------------
  *  Represents beneficial ownership of less than 1% of the Common Stock.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Common Stock subject to options currently exercisable, or exercisable within 60 days after December 31, 1999, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person. Applicable percentage ownership based on aggregate Common Stock outstanding as of December 31, 1999, together with the applicable options of such shareholder.

 (2) Unless otherwise indicated, the address of each beneficial owner is that of the Company.

 (3) Federated Department Stores, Inc. may be deemed to control Fingerhut by virtue of its ownership of 100% of Fingerhut's capital stock and its corresponding right to elect Fingerhut's directors, and, therefore, our capital stock owned by Fingerhut may also be deemed to be beneficially owned by Federated.

 (4) Represents 1,831,121 shares held by Mr. Choate directly, 12,000 shares held by trusts established for Mr. Choate's children and 2,000 shares that Mr. Choate has a right to acquire pursuant to options exercisable within 60 days of December 31, 1999.

 (5) Represents 1,641,739 shares held by Mr. Ballantine directly and 15,000 shares that Mr. Ballantine has a right to acquire pursuant to options exercisable within 60 days of December 31, 1999.

 (6) Represents 73,171 shares held by Kirk Loevner Trust w/d/t dated 8/5/96 directly and 13,000 shares that Mr. Loevner has a right to acquire pursuant to options exercisable within 60 days of December 31, 1999.

 (7) Represents 30,000 shares held by the Balousek Family Limited Partnership, 10,000 shares held by the Balousek 1994 Irrevocable Trust and 11,000 shares that Mr. Balousek has a right to acquire pursuant to options exercisable within 60 days of December 31, 1999.

 (8) Represents 37,185 shares held by Ms. Wolff directly and 22,853 shares that Ms. Wolff has a right to acquire pursuant to options exercisable within 60 days of December 31, 1999.

 (9) Represents 20,000 shares held by Mr. Wade directly and 32,760 shares that Mr. Wade has a right to acquire pursuant to options exercisable within 60 days of December 31, 1999.

(10) Represents 43,640 shares held by Mr. Christiansen directly and 3,644 shares that Mr. Christiansen has a right to acquire pursuant to options exercisable within 60 days of December 31, 1999.

(11) Represents 16,667 shares held by Mr. Fritsch directly and 13,650 shares that Mr. Fritsch has a right to acquire pursuant to options exercisable within 60 days of December 31, 1999.

(12) Represents 3,729,843 shares listed as to all current directors and executive officers and 150,579 shares issuable within 60 days of December 31, 1999 upon the exercise of outstanding options.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Transactions with directors and officers

     We have entered into indemnification agreements with each of our directors and officers containing provisions that may require us, among other things, to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors and officers, other than liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Transactions with Fingerhut

     The following is a description of our equity transactions with Fingerhut, pursuant to which Fingerhut acquired shares of our common stock and warrants and related rights, which were subsequently exercised for shares of our Series B convertible preferred stock. On October 1, 1999, the Series B convertible preferred stock was converted into common stock.

     On December 10, 1998, we issued 1,619,387 shares of our common stock to Fingerhut for $4.0 million, or $2.47 per share. Immediately following the issuance of the shares, Fingerhut owned 19.9% of our issued and outstanding common stock.

     On December 10, 1998, we entered into a warrant agreement with Fingerhut, pursuant to which we granted Fingerhut the following warrants to purchase our common stock. Subsequently, in May of 1999 we agreed to issue Fingerhut shares of our Series B convertible preferred stock in lieu of common stock upon the exercise of these warrants.

     (1) Irrevocable "percentage warrants"

     The percentage warrants are designed to allow Fingerhut to increase its percentage ownership in us and included:

     - a warrant to purchase 293,536 shares of our Series B convertible preferred stock at $17.18 per share;

     - a warrant to purchase 179,072 shares of our Series B convertible preferred stock at $19.94 per share; and

     - a warrant to purchase 208,918 shares of our Series B convertible preferred stock at $22.09 per share.

     In May and June of 1999, Fingerhut exercised the first two tranches of its percentage warrants, consisting of its $17.18 percentage warrants and its $19.94 percentage warrants for a total of 472,608 shares of Series B convertible preferred stock. On October 1, 1999, Fingerhut exercised its $22.09 percentage warrant for 208,918 shares of our Series B preferred stock.

     (2) "Anti-dilution" warrants

     The anti-dilution warrants were designed to allow Fingerhut to maintain its percentage ownership in us if the number of issued and outstanding shares increased due to the exercise of outstanding options and warrants or the exercise of options to be granted under our stock option plan. On October 1, 1999, all of the anti-dilution warrants were exercised for 184,288 shares of our Series B preferred stock.

     (3) "Third-party agreement" warrants

     The third-party agreement warrants were designed to allow Fingerhut to maintain its ownership percentage in us if the number of issued and outstanding shares increased due to the exercise of rights to purchase additional shares of our common stock that were held by two parties. We agreed with Fingerhut that the third-party agreement warrants could be exercised by Fingerhut at its discretion in proportion to the exercise by one or both of the other parties for a total of up to 12,153 shares of our Series B convertible preferred stock at $15.86 per share. The third-party agreement warrants were exercised on October 1, 1999.

     On December 10, 1998, we entered into a shareholders agreement with Mr. Ballantine, Mr. Choate and Fingerhut. Under the terms of the shareholders agreement, we granted Fingerhut:

     - a preemptive right to purchase shares in the event of additional share issuances by us;

     - a right to approve any pledge of all of our assets, amendment to our articles of incorporation or bylaws, merger with another corporation or sale of substantially all of our assets;

     - a one-time right to demand registration of shares owned by Fingerhut, exercisable after June 30, 2001;

     - a right to "piggyback," or include shares owned by Fingerhut, in two registrations of shares initiated by us; and

     - a right to appoint up to two members of our board of directors. To date, Fingerhut has appointed only one director, William J. Lansing.

Fingerhut's preemptive rights, special approval rights and board appointment rights expired on October 1, 1999.

     In addition, Fingerhut, Mr. Choate and Mr. Ballantine agreed not to make any public sale of any of our equity securities, or any securities convertible into any of our equity securities, during the 30-day period before, and the 180-day period after, the effective date of our initial public offering. They are subject to similar restrictions for any underwritten demand registration or piggyback registration in which their shares are included. The shareholders agreement terminates generally on the earlier of December 10, 2008 or the closing of the sale of all of our assets or the acquisition of us by merger or consolidation.

     On June 18, 1999, we entered into a letter agreement with Fingerhut under which Fingerhut agreed to exercise all of its remaining exercisable warrants upon completion of our initial public offering, which consisted of:

     - percentage warrants to purchase 208,918 shares of our Series B convertible preferred stock at $22.09 per share;

     - anti-dilution warrants to purchase 184,288 shares of our Series B convertible preferred stock at $22.09 per share; and

     - third-party warrants to purchase 3,333 shares of our Series B convertible preferred stock at $15.86 per share.

     Additionally, Fingerhut agreed to purchase 8,820 shares of our Series B convertible preferred stock at $15.86 per share.

     In connection with the letter agreement, we entered into an escrow agreement with Fingerhut, pursuant to which Fingerhut agreed to deposit into escrow the full purchase price for the exercised warrants and the additional shares of Series B convertible preferred stock to be purchased by Fingerhut, in exchange for the deposit into escrow by us of the warrant shares and the additional shares. The escrow agreement provided for the release of the escrowed funds to us and the shares to Fingerhut upon the completion of our initial public offering, which occurred on October 1, 1999.

CERTAIN BUSINESS RELATIONSHIPS

     William J. Lansing, a member of our board of directors during 1999, was the President and Chief Executive Officer of Fingerhut. During 1999, we provided approximately $55,000 in lead-generation services to Fingerhut and Fingerhut provided approximately $215,000 in fulfillment services to us. Mr. Lansing is also a director of BigStar Entertainment, Inc., a client of FreeShop. In 1998 and 1999, we billed BigStar approximately $9,000 and $265,000, respectively, for our services. In January 2000, we entered into an agreement with Digital River to offer free commercial software products to our customers. We have not yet provided any services under our agreement with Digital River. Timothy Choate and William Lansing are directors of Digital River.

     Fingerhut is a significant shareholder of Roxy.com, Inc. In 1999, we billed Roxy approximately $425,000 for our services.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following financial statements of the Registrant and the Report of Independent Accountants thereon are included herewith in Item 8 above.

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   42
Balance Sheet as of December 31, 1998 and 1999..............   43
Statement of Operations for the year ended June 30, 1997,
  the six months ended December 31, 1997, and the years
  ended December 31, 1998 and 1999..........................   44
Statement of Shareholders' Equity/Division Equity for the
  year ended June 30, 1997, the six months ended December
  31, 1997, and the years ended December 31, 1998 and
  1999......................................................   45
Statement of Cash Flows for the year ended June 30, 1997,
  the six months ended December 31, 1997, and the years
  ended December 31, 1998 and 1999..........................   46
Notes to Financial Statements...............................   47

     2. Financial statement schedules and Report of Independent Accountants in those schedules are included as follows:

SCHEDULE NO.                          DESCRIPTION
------------                          -----------
              Report of Independent Accountants on Financial Statement
1.1           Schedule
1.2           Valuation and Qualifying Accounts and Reserves

     3. Exhibits:

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
3.1*         Second Amended and Restated Articles of Incorporation of
             registrant.
3.2*         Amended and Restated Bylaws of registrant.
4.1*         Specimen Stock Certificate.
4.2*         Form of Common Stock Warrant.
10.1*++      Form of Indemnification Agreement between the registrant and each of its directors.
10.2*++      1997 Stock Option Plan, as amended.
10.3*++      Form of Stock Option Agreement.
10.4*        Investor Subscription Agreement, dated December 10, 1998,
             between registrant and Fingerhut Companies, Inc.
10.5*        Warrant Agreement, dated December 10, 1998, between
             registrant and Fingerhut Companies, Inc.
10.6*        Stockholders Agreement, dated December 10, 1998, among
             registrant, Timothy C. Choate, John P. Ballantine and
             Fingerhut Companies, Inc.
10.7*        Asset Purchase Agreement, dated May 5, 1999, among
             registrant, Travel Companions International, Inc., Jeff Mohr and Janet Mohr.
10.8*        Asset Purchase Agreement, dated May 6, 1999, among
             registrant, Commonsite, LLC and Alan Bennett.
10.9*        Registration Rights Agreement, dated May 6, 1999, between
             registrant and Commonsite, LLC.
10.10*       Loan and Security Agreement, dated September 18, 1998,
             between registrant and Imperial Bank.
10.11*       Lease Agreement, dated September 23, 1997 and amended as of
             February 16, 1999, between registrant and Merrill Place LLC.
10.11.1*     Second Amendment to Lease, dated November 30, 1999, between registrant and Merrill Place LLC.
10.12*       Promotion Agreement, dated May 18, 1998 and amended as of
             June 30, 1998 and September 30, 1998, between registrant and
             CNET, Inc.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.13+*      Linkshare Network Membership Agreement, dated September 23,
             1998, between registrant and Linkshare Corporation.
10.14*       Letter Agreement dated June 18, 1999 between registrant and
             Fingerhut.
10.15*       Escrow Agreement dated June 18, 1999 between registrant and
             Fingerhut.
10.16*       Common Stock Purchase Warrant dated January 26, 1998 in
             favor of Karrie Lee.
10.17*       Warrant to Purchase Stock dated September 18, 1998 in favor of Imperial Bank.
10.18*       Common Stock Purchase Warrant dated January 23, 1998 in
             favor of Hallco Leasing Corporation.
10.19*       Common Stock Purchase Warrant dated December 4, 1997 in
             favor of Hallco Leasing Corporation.
10.20*       Common Stock Purchase Warrant dated January 26, 1998 in
             favor of Employco, Inc.
10.21+*      Marketing Agreement with NewSub Services, Inc. effective as of June 1, 1999.
10.22+*      Marketing Agreement with eNews.com, Inc. dated December 8,
             1999. (Incorporated by reference Exhibit 10.1 to the
             Company's Report on Form 8-K filed January 12, 2000).
23.1         Consent of PricewaterhouseCoopers LLP, independent
             accountants.
27.1         Financial Data Schedule.

---------------
 * Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).

 + Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

++ Management compensation plan or agreement.

     4. Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FreeShop.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FREESHOP.COM, INC.

March 30, 2000.                           By:     /s/ TIMOTHY C. CHOATE
                                            ------------------------------------
                                            Timothy C. Choate,
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of FreeShop.com, Inc. in the capacities and on the dates indicated.

                   SIGNATURE                                    TITLE                        DATE
                   ---------                                    -----                        ----

             /s/ TIMOTHY C. CHOATE                 Chairman of the Board, President     March 30, 2000
------------------------------------------------     Chief Executive Officer and
               Timothy C. Choate                               Director

                /s/ JOHN A. WADE                      Secretary, Vice President,        March 30, 2000
------------------------------------------------               Finance,
                  John A. Wade                    Chief Financial Officer and Chief
                                                          Accounting Officer

             /s/ JOHN P. BALLANTINE                            Director                 March 30, 2000
------------------------------------------------
               John P. Ballantine

             /s/ JOHN B. BALOUSEK                              Director                 March 30, 2000
------------------------------------------------
               John B. Balousek

                                                               Director
------------------------------------------------
               William J. Lansing

              /s/ KIRK M. LOEVNER                              Director                 March 30, 2000
------------------------------------------------
                Kirk M. Loevner

                         INDEX TO FINANCIAL STATEMENTS

                               FREESHOP.COM, INC.
                              FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   42
Balance Sheet as of December 31, 1998 and 1999..............   43
Statement of Operations for the year ended June 30, 1997,
  the six months ended December 31, 1997, and the years
  ended December 31, 1998 and 1999..........................   44
Statement of Shareholders' Equity/Division Equity for the
  year ended June 30, 1997, the six months ended December
  31, 1997, and the years ended December 31, 1998 and
  1999......................................................   45
Statement of Cash Flows for the year ended June 30, 1997,
  the six months ended December 31, 1997, and the years
  ended December 31, 1998 and 1999..........................   46
Notes to Financial Statements...............................   47

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of FreeShop.com, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity/division equity and of cash flows present fairly, in all material respects, the financial position of FreeShop.com, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for the year ended June 30, 1997, the six-month period ended December 31, 1997 and the years ended December 31, 1998 and 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As described in Note 1, FreeShop.com, Inc. was a wholly owned subsidiary of Online Interactive, Inc. prior to July 1, 1997.

PricewaterhouseCoopers LLP
Seattle, Washington
January 21, 2000

                               FREESHOP.COM, INC.

                                 BALANCE SHEET

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1998            1999
                                                              -----------    ------------
ASSETS
Cash and cash equivalents...................................  $ 2,892,144    $ 33,794,811
Short-term investments......................................                   13,951,918
Accounts receivable, net....................................      339,179       3,471,648
Prepaid expenses and other current assets...................       30,497         382,272
                                                              -----------    ------------
     Total current assets...................................    3,261,820      51,600,649
Property and equipment, net.................................      381,296       2,249,624
Intangible assets, net......................................                    1,922,412
Other assets and deposits...................................       43,454          43,454
                                                              -----------    ------------
                                                              $ 3,686,570    $ 55,816,139
                                                              ===========    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................  $   464,872    $  1,370,622
Accrued and other liabilities...............................      670,857       3,389,645
Current portion of capital lease obligations................      112,327         104,715
                                                              -----------    ------------
     Total current liabilities..............................    1,248,056       4,864,982
Long-term convertible debt..................................       50,000
Capital lease obligations, net of current portion...........      144,727          40,012
                                                              -----------    ------------
     Total liabilities......................................    1,442,783       4,904,994
                                                              -----------    ------------
Commitments
Shareholders' equity
  Series B convertible preferred stock, no par value; no
     shares authorized, issued or outstanding...............
  Common stock, no par value; 100,000,000 shares authorized,
     8,140,959 shares issued and outstanding at December 31,
     1998 and 15,524,170 shares issued and outstanding at
     December 31, 1999......................................    7,816,328      66,586,978
  Additional paid-in capital................................      294,529       2,858,206
  Deferred stock compensation...............................      (12,927)     (1,465,886)
  Accumulated deficit.......................................   (5,854,143)    (17,068,153)
                                                              -----------    ------------
     Total shareholders' equity.............................    2,243,787      50,911,145
                                                              -----------    ------------
                                                              $ 3,686,570    $ 55,816,139
                                                              ===========    ============

   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.

                            STATEMENT OF OPERATIONS

                                                                 SIX MONTHS
                                                 YEAR ENDED        ENDED          YEAR ENDED DECEMBER 31,
                                                  JUNE 30,      DECEMBER 31,    ---------------------------
                                                    1997            1997           1998            1999
                                                 -----------    ------------    -----------    ------------
Net revenues...................................  $ 1,197,757    $   534,733     $ 1,250,940    $  8,505,628
Cost of revenues...............................      313,672        139,451         216,557         732,619
                                                 -----------    -----------     -----------    ------------
    Gross profit...............................      884,085        395,282       1,034,383       7,773,009
                                                 -----------    -----------     -----------    ------------
Operating expenses:
  Sales and marketing..........................    1,809,912      1,174,745       3,088,446      15,041,960
  Research and development.....................      135,121        182,532         386,629         901,399
  General and administrative...................      352,923         83,217         416,766       1,342,517
  Equity-based compensation....................                      62,968         174,102       1,116,859
  Depreciation and amortization................       30,011         34,468         104,393       1,039,139
                                                 -----------    -----------     -----------    ------------
    Total operating expenses...................    2,327,967      1,537,930       4,170,336      19,441,874
                                                 -----------    -----------     -----------    ------------
Operating loss.................................   (1,443,882)    (1,142,648)     (3,135,953)    (11,668,865)
Interest expense...............................                       6,226          65,654          39,664
Other income, net..............................                                      (2,582)       (818,019)
                                                 -----------    -----------     -----------    ------------
Net loss.......................................  $(1,443,882)   $(1,148,874)    $(3,199,025)   $(10,890,510)
                                                 ===========    ===========     ===========    ============
Basic and diluted net loss per share...........  $     (0.31)   $     (0.22)    $     (0.51)   $      (1.08)
                                                 ===========    ===========     ===========    ============
Weighted average shares used in computing net
  loss per share...............................    4,600,840      5,188,910       6,223,726      10,042,927
                                                 ===========    ===========     ===========    ============

   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.

                                  STATEMENT OF
                      SHAREHOLDERS' EQUITY/DIVISION EQUITY

                                       SERIES B CONVERTIBLE                                                 NOTE
                                          PREFERRED STOCK              COMMON STOCK         ADDITIONAL   RECEIVABLE      DEFERRED
                                      -----------------------    ------------------------    PAID-IN        FROM          STOCK
                                       SHARES       AMOUNT         SHARES       AMOUNT       CAPITAL     SHAREHOLDER   COMPENSATION
                                      --------   ------------    ----------   -----------   ----------   -----------   ------------
                                      --------   ------------    ----------   -----------   ----------   ----------    -----------
Balances at June 30, 1996.........          --   $         --            --   $        --   $       --   $       --    $        --
Capital contributions.............
Issuance of common and Series A
 preferred stock in connection
 with spin-off....................                                4,600,820     1,659,182
Net loss..........................
                                      --------   ------------    ----------   -----------   ----------   ----------    -----------
Balances at June 30, 1997.........          --             --     4,600,820     1,659,182           --           --             --
Forfeiture of common stock........                                 (520,000)
Conversion of preferred stock.....                                  774,194       279,196
Issuance of common stock..........                                  718,190       736,140
Common stock issued in exchange
 for a note receivable............                                   24,391        25,000                   (25,000)
Stock options issued to third
 parties..........................                                                              62,968
Net loss..........................
                                      --------   ------------    ----------   -----------   ----------   ----------    -----------
Balances at December 31, 1997.....          --             --     5,597,595     2,699,518       62,968      (25,000)            --
Issuance of common stock, net of
 offering expenses of $72,888.....                                2,487,670     5,108,150
Exercise of stock options.........                                   55,694         8,660
Repayment of note receivable from
 shareholder......................                                                                           25,000
Deferred compensation related to
 grants of stock options and
 warrants.........................                                                             147,561                     (22,677)
Shares transferred to employees by
 principal shareholders...........                                                              84,000
Amortization of deferred stock
 compensation.....................                                                                                           9,750
Net loss..........................
                                      --------   ------------    ----------   -----------   ----------   ----------    -----------
Balances at December 31, 1998.....          --             --     8,140,959     7,816,328      294,529           --        (12,927)
Repurchase of common stock........                                 (160,000)      (76,500)
Issuance of common stock..........                                  160,000       400,000
Issuance of common stock upon
 conversion of promissory note....                                   20,000        50,000
Issuance of common stock in
 connection with business
 combinations.....................                                   52,920       736,000
Shares sold to employee by
 principal shareholder............                                                             406,000
Issuance of common stock in
 initial public offering, net of
 expenses of $4,134,454...........                                3,680,000    40,025,546
Exercise of stock options and
 warrants.........................     877,967     17,494,529       118,423       141,075
Conversion of preferred stock.....    (877,967)   (17,494,529)    3,511,868    17,494,529
Deferred compensation related to
 grants of stock options..........                                                           2,323,772                  (2,323,772)
Deferred compensation related to
 forfeitures of stock options.....                                                            (166,095)                    166,095
Amortization of deferred stock
 compensation.....................                                                                                         704,718
Net loss..........................
                                      --------   ------------    ----------   -----------   ----------   ----------    -----------
Balances at December 31, 1999.....          --   $         --    15,524,170   $66,586,978   $2,858,206   $       --    $(1,465,886)
                                      ========   ============    ==========   ===========   ==========   ==========    ===========

                                                                      TOTAL
                                                                  SHAREHOLDERS'
                                     DIVISION     ACCUMULATED        EQUITY/
                                      EQUITY        DEFICIT      DIVISION EQUITY
                                    -----------   ------------   ---------------
                                    -----------   ------------    ------------
Balances at June 30, 1996.........  $   104,524   $         --    $    104,524
Capital contributions.............    1,771,492                      1,771,492
Issuance of common and Series A
 preferred stock in connection
 with spin-off....................   (1,876,016)       (62,362)       (279,196)
Net loss..........................                  (1,443,882)     (1,443,882)
                                    -----------   ------------    ------------
Balances at June 30, 1997.........           --     (1,506,244)        152,938
Forfeiture of common stock........                                          --
Conversion of preferred stock.....                                     279,196
Issuance of common stock..........                                     736,140
Common stock issued in exchange
 for a note receivable............                                          --
Stock options issued to third
 parties..........................                                      62,968
Net loss..........................                  (1,148,874)     (1,148,874)
                                    -----------   ------------    ------------
Balances at December 31, 1997.....           --     (2,655,118)         82,368
Issuance of common stock, net of
 offering expenses of $72,888.....                                   5,108,150
Exercise of stock options.........                                       8,660
Repayment of note receivable from
 shareholder......................                                      25,000
Deferred compensation related to
 grants of stock options and
 warrants.........................                                     124,884
Shares transferred to employees by
 principal shareholders...........                                      84,000
Amortization of deferred stock
 compensation.....................                                       9,750
Net loss..........................                  (3,199,025)     (3,199,025)
                                    -----------   ------------    ------------
Balances at December 31, 1998.....           --     (5,854,143)      2,243,787
Repurchase of common stock........                    (323,500)       (400,000)
Issuance of common stock..........                                     400,000
Issuance of common stock upon
 conversion of promissory note....                                      50,000
Issuance of common stock in
 connection with business
 combinations.....................                                     736,000
Shares sold to employee by
 principal shareholder............                                     406,000
Issuance of common stock in
 initial public offering, net of
 expenses of $4,134,454...........                                  40,025,546
Exercise of stock options and
 warrants.........................                                  17,635,604
Conversion of preferred stock.....
Deferred compensation related to
 grants of stock options..........                                          --
Deferred compensation related to
 forfeitures of stock options.....                                          --
Amortization of deferred stock
 compensation.....................                                     704,718
Net loss..........................                 (10,890,510)    (10,890,510)
                                    -----------   ------------    ------------
Balances at December 31, 1999.....  $        --   $(17,068,153)   $ 50,911,145
                                    ===========   ============    ============

   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.

                            STATEMENT OF CASH FLOWS

                                                                        SIX MONTHS            YEAR ENDED
                                                         YEAR ENDED       ENDED              DECEMBER 31,
                                                          JUNE 30,     DECEMBER 31,   ---------------------------
                                                            1997           1997           1998           1999
                                                         -----------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.............................................  $(1,443,882)  $(1,148,874)   $(3,199,025)   $(10,890,510)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization....................       33,659        47,617        140,710       1,156,442
      Bad debt expense.................................      146,310       122,485         56,551         393,221
      Amortization of deferred stock
         compensation..................................                                     9,750         704,718
      Shares sold to an employee by a principal
         shareholder...................................                                                   406,000
      Shares transferred to employees by principal
         shareholders..................................                                    84,000
      Issuance of stock options and warrants for
         services......................................                     62,968         88,321
      Issuance of stock for office rent................                     32,637
      Loss (gain) on disposal of property and
         equipment.....................................                                     8,624          (2,697)
      Amortization of discount on short-term
         investments...................................                                                  (154,024)
      Changes in assets and liabilities, net of effects
         of business acquisitions:
         Accounts receivable...........................      (94,449)     (196,560)      (191,039)     (3,489,175)
         Prepaid expenses and other assets.............      (17,280)      (43,559)       (21,074)       (351,774)
         Accounts payable..............................       43,044       192,402        217,381         905,750
         Accrued and other liabilities.................      (48,957)       27,545        601,891       2,236,858
         Payable to Online Interactive, Inc............     (280,918)      308,187        (27,269)
                                                         -----------   -----------    -----------    ------------
         Net cash used in operating activities.........   (1,662,473)     (595,152)    (2,231,179)     (9,085,191)
                                                         -----------   -----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment...................     (108,894)      (55,902)       (67,428)     (2,263,238)
  Payment for business combinations, net of cash
    acquired...........................................                                                (1,841,000)
  Purchase of short-term investments...................                                               (15,297,894)
  Sale of short-term investments.......................                                                 1,500,000
                                                         -----------   -----------    -----------    ------------
         Net cash used in investing activities.........     (108,894)      (55,902)       (67,428)    (17,902,132)
                                                         -----------   -----------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contributed capital..................................    1,771,492
  Proceeds from notes payable..........................                                   135,000
  Repayment of notes payable...........................                                   (85,000)
  Principal payments under capital leases..............                    (26,245)       (63,951)       (112,327)
  Proceeds from shareholder note receivable............                                    25,000
  Repurchase of common stock...........................                                                  (400,000)
  Issuance of common stock, net of issuance
    costs..............................................                    703,503      5,153,373      40,907,788
  Issuance of Series B preferred stock.................                                                17,494,529
                                                         -----------   -----------    -----------    ------------
         Net cash provided by financing activities.....    1,771,492       677,258      5,164,422      57,889,990
                                                         -----------   -----------    -----------    ------------
Net increase in cash and cash equivalents..............          125        26,204      2,865,815      30,902,667
Cash and cash equivalents at beginning of period.......           --           125         26,329       2,892,144
                                                         -----------   -----------    -----------    ------------
Cash and cash equivalents at end of period.............  $       125   $    26,329    $ 2,892,144    $ 33,794,811
                                                         ===========   ===========    ===========    ============

   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

     FreeShop began as a division of Online Interactive, Inc. (Online), a Washington corporation, incorporated in July 1994. On June 30, 1997, Online Interactive contributed the FreeShop Division, including certain net assets, to its wholly owned subsidiary, FreeShop International, Inc., a Washington corporation incorporated on June 23, 1997, which then began operating as a separate entity. In connection with the spin-off, Online issued FreeShop common shares equal to the number of Online shares (both preferred and common) outstanding as of June 30, 1997. Online then distributed the FreeShop common shares to its shareholders. Each Online shareholder received a number of FreeShop shares equal to the number of Online shares held as of the Distribution Record Date. However, 1,300,000 shares of common stock were forfeited on July 18, 1997 in connection with agreements between Online and certain shareholders. As a result of the distribution, FreeShop ceased to be a subsidiary of Online.

     On February 19, 1999, FreeShop International, Inc. changed its name to FreeShop.com, Inc. (FreeShop or the Company). FreeShop operates an online direct marketing network. FreeShop is primarily an online marketing service that generates sales leads, creates product awareness, and initiates consumer purchases through multiple online marketing vehicles, including free and trial offers, banner advertising, email newsletter sponsorship, and others.

     The financial statements for the year ended June 30, 1997 reflect the net revenues, expenses and changes in division equity and cash flows of the FreeShop Division of Online. Certain general and administrative costs incurred by Online have been allocated to the Company on a basis which management believes represents a reasonable allocation of such costs to present FreeShop as a stand-alone company. These allocations consist primarily of corporate expenses such as executive and other compensation, depreciation, rent and legal expenses. The corporate expenses have been allocated based on an estimate of Online personnel time dedicated to the operations and management of FreeShop for the nine months ended March 31, 1997. For the three-month period ended June 30, 1997, these corporate expenses were generally allocated on a specific identification basis rather than on the basis of personnel time. A summary of these allocations are as follows:

                                                                YEAR ENDED
                                                                 JUNE 30,
                                                                   1997
                                                                ----------
Sales and marketing.........................................     $176,768
Research and development....................................      110,230
General and administrative..................................      362,810
                                                                 --------
                                                                 $649,808
                                                                 ========

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

     The Company generally considers any highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

     The Company classifies, at the date of acquisition, its marketable securities into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1999, short-term investments consisted of commercial paper with maturities of less than one year. Currently, the Company classifies all of its short-term investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included in shareholders' equity. Realized gains and losses and declines in value of securities judged to

                               FREESHOP.COM, INC.

be other than temporary are included in other income (expense), net. At December 31, 1999, the carrying value of the Company's short-term investments, recorded at amortized cost, approximate their fair value.

     The Company invests its cash and cash equivalents in deposits with two financial institutions that may, at times, exceed federally insured limits. Management believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to temporary cash investments.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized on a straight-line method over their estimated useful lives or the term of the related lease, whichever is shorter. The estimated useful lives are as follows:

Office furniture and equipment..............................  Five years
Computer hardware and software..............................  Three years
Leasehold improvements......................................  Three to Five years

     The cost of normal maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized, at cost. Gains or losses on the disposition of assets in the normal course of business are reflected in the results of operations at the time of disposal. Equipment under capital leases, which all contain a bargain purchase option, is recorded at the present value of minimum lease payments and is amortized using the straight-line method over the estimated useful lives of the related assets.

INTANGIBLE ASSETS

     Intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

Client list.................................................  One year
Non-compete agreement and customer lists....................  Two years
Goodwill....................................................  Three years
Worldwide Brochures database................................  Five years

     At December 31, 1999, accumulated amortization of intangible assets was $744,835.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates its long-lived assets for financial impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. No losses for impairment have been recognized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of the Company's capital lease obligations

                               FREESHOP.COM, INC.

approximate the fair values of such instruments based upon management's estimates of interest rates that would be available to the Company for similar debt at December 31, 1999.

DEFERRED REVENUES

     Deferred revenues consist of advance billings and payments on marketing contracts and are included in accrued and other liabilities in the accompanying balance sheet.

REVENUE RECOGNITION

     The Company has several revenue sources from its online marketing service activities, including lead generation, advertising, list rental, barter and transaction fees.

     Lead generation revenues consist of fees received, generally on a per inquiry basis, for delivery of leads to clients. Revenue is recognized in the period the leads are provided to the client.

     Advertising revenues consist of email newsletter sponsorships, banner advertising, and anchor positions. Newsletter sponsorship revenues are derived from a fixed fee or a fee based on the circulation of the newsletter. Newsletter sponsorship revenues are recognized in the period in which the newsletter is delivered. Banner advertising and anchor positions can be based on impressions, fixed fees, or click throughs. Fixed fee contracts, which range from three months to two years, are recognized ratably over the term of the agreement, provided that no significant Company obligations remain. Revenue from impressions or click through based contracts is recognized based on the proportion of impressions or click throughs delivered, to the total number of guaranteed impressions or click throughs provided for under the related contracts.

     List rental revenues are received from the rental of customer names to third parties through the use of list brokers. Revenue from list rental activities is recognized in the period the names are delivered by the list broker to the third party.

     Also included in net revenues are barter revenues generated from exchanging lead generation and advertising services for advertising services. Such transactions are recorded at the lower of the estimated fair value of the advertisements received or delivered, whichever is more reliably measurable. Revenue from barter transactions is recognized when advertising or lead generation is provided, and services received are charged to expense when used. From July 1, 1996 through December 31, 1997 barter transactions were not significant. For the years ended December 31, 1998 and 1999, the Company recognized approximately $83,000 and $489,000, respectively, of revenue from barter transactions.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Total advertising expense for the year ended June 30, 1997, the six months ended December 31, 1997, and the years ended December 31, 1998 and 1999, was $148,543, $242,919,
$1,190,811 and $8,599,879, respectively.

                               FREESHOP.COM, INC.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred.

INCOME TAXES

     The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

NET LOSS PER SHARE

     Basic net loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted net loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of mandatorily redeemable convertible preferred stock and common stock options and warrants. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net loss per share are equal for all periods presented because the impact of common stock equivalents is antidilutive.

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation:

                                                                 SIX MONTHS
                                                 YEAR ENDED        ENDED          YEAR ENDED DECEMBER 31,
                                                  JUNE 30,      DECEMBER 31,    ----------------------------
                                                    1997            1997            1998            1999
                                                 -----------    ------------    ------------    ------------
Numerator:
  Net loss.....................................  $(1,443,882)   $(1,148,874)    $(3,199,025)    $(10,890,510)
                                                 ===========    ===========     ===========     ============
Denominator:
  Weighted average shares used in computing net
    loss per share.............................    4,600,840      5,188,910       6,223,726       10,042,927
                                                 ===========    ===========     ===========     ============
Potentially dilutive securities consist of the
  following:
  Options to purchase common stock.............      528,536      1,197,969         815,021        1,123,260
  Warrants to purchase common stock............                       2,400       3,500,956           27,700
  Mandatorily redeemable convertible preferred
    stock......................................    1,935,484
                                                 -----------    -----------     -----------     ------------
                                                   2,464,020      1,200,369       4,315,977        1,150,960
                                                 ===========    ===========     ===========     ============

CONCENTRATIONS OF CREDIT RISK

     Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers to which the Company provides services, as well as their dispersion across many different geographic areas. As such, no single customer accounted for greater than 10% of total net revenues for the six months ended December 31, 1997, or the years ended December 31, 1998 and 1999. No single customer accounted for more than 10% of accounts receivable balances as of December 31, 1998. As of December 31, 1999 one customer accounted for 13.1% of outstanding accounts receivable. No other customers accounted for greater than 10% of accounts receivable as of December 31, 1999. The Company maintains an allowance for

                               FREESHOP.COM, INC.

doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable. Credit losses to date have been within management's estimates.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

STOCK COMPENSATION

     The Company has elected to apply the disclosure-only provision of SFAS No. 123 for employee stock-based compensation plans. Accordingly, the Company accounts for stock-based compensation to employees using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the exercise price. The Company records the fair value of equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services".

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from nonowner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income other than its net loss.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on results of its operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.

                               FREESHOP.COM, INC.

Management believes that the impact of SAB 101 will have no material effect on the financial position or results of operations of the Company.

3.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                1998          1999
                                                              --------    -------------
Accounts receivable.........................................  $381,830     $3,842,764
Less: Allowance for doubtful accounts.......................   (42,651)      (339,000)
Less: Allowance for list rental adjustments.................                  (32,116)
                                                              --------     ----------
                                                              $339,179     $3,471,648
                                                              ========     ==========

4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                1998           1999
                                                              ---------    -------------
Computer hardware and software..............................  $ 468,483     $2,308,027
Office furniture and equipment..............................    129,517        352,379
Leasehold improvements......................................                   194,631
                                                              ---------     ----------
                                                                598,000      2,855,037
Less: Accumulated depreciation and amortization.............   (216,704)      (605,413)
                                                              ---------     ----------
                                                              $ 381,296     $2,249,624
                                                              =========     ==========

     Property and equipment includes equipment purchased under capital leases in the amount of $338,449 at December 31, 1998 and 1999. Accumulated amortization on this equipment was $92,150 and $190,314 at December 31, 1998 and 1999, respectively.

5.  ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1999
                                                              --------    ----------
Accrued advertising expense.................................  $488,451    $1,973,095
Accrued commissions.........................................    13,918       431,831
Accrued bonus...............................................                 365,307
Accrued public relations costs..............................                 151,000
Deferred revenue............................................     1,129        91,412
Accrued vacation............................................    37,169        90,722
List rental deposit.........................................    74,538
Other.......................................................    55,652       286,278
                                                              --------    ----------
                                                              $670,857    $3,389,645
                                                              ========    ==========

                               FREESHOP.COM, INC.

6.  RELATED PARTY TRANSACTIONS

     In January and February 1998, the Company issued notes payable to shareholders in the amount of $85,000. Such notes included interest at 10%. The outstanding balance, including accrued interest of $5,745, was repaid in September 1998.

     During 1998, two of the Company's principal shareholders transferred 56,000 shares of common stock to certain employees of the Company as incentive compensation. As a result, the Company recorded $84,000 of compensation expense based on the fair market value of the Company's common stock on the date of transfer.

     During January 1999, the Company repurchased 50,000 shares of common stock from a principal shareholder for $125,000 and subsequently retired the shares. The repurchase price of $2.50 per share was less than the $5.20 per share estimated fair value of the common stock at the date of repurchase.

     During April 1999 one of the Company's principle shareholders sold 40,000 shares of common stock to an employee at a price below the estimated fair market value as an inducement for the employee to work for FreeShop. $406,000 of equity-based compensation expense was recorded in connection with this transaction.

     During 1999, the Company provided services in the amount of $425,000 to a company for which Fingerhut is a significant shareholder.

7.  LONG-TERM CONVERTIBLE DEBT

     In March 1998, the Company issued an uncollateralized 10% convertible promissory note totaling $50,000 to a third party with a maturity date of March 2000. During the first quarter of 1999, the terms of the note were modified to allow conversion into shares of common stock and the note was then converted.

8.  COMMITMENTS

     The Company's office facilities are leased under operating leases that provide for minimum rentals and require payment of property taxes and include escalation clauses. In addition, the Company also leases certain equipment under agreements treated for financial reporting purposes as capital leases.

     Future minimum lease payments under the noncancellable leases are as follows.

                                                               CAPITAL     OPERATING
                  YEAR ENDING DECEMBER 31,                     LEASES        LEASES
                  ------------------------                    ---------    ----------
  2000......................................................  $ 120,798    $  549,236
  2001......................................................     42,969       635,153
  2002......................................................                  675,880
  2003......................................................                  718,361
  2004......................................................                  310,134
                                                              ---------    ----------
Total minimum lease payments................................    163,767    $2,888,764
                                                                           ==========
Less: Amount representing interest..........................    (19,040)
                                                              ---------
Present value of capital lease obligations..................    144,727
Less: Current portion.......................................   (104,715)
                                                              ---------
Capital lease obligations, net of current portion...........  $  40,012
                                                              =========

     Rent expense for the year ended June 30, 1997, the six months ended December 31, 1997 and the years ended December 31, 1998 and 1999, was $49,003, $60,594, $199,136 and $325,383, respectively.

                               FREESHOP.COM, INC.

9.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 30, 1997, the Company's Board of Directors approved the designation and issuance of 1,935,484 shares of Series A redeemable convertible preferred stock. On July 18, 1997, subsequent to the spin-off of FreeShop from Online, all outstanding shares of Series A redeemable convertible preferred stock were converted into common stock at a rate of 2.5 shares of preferred to one share of common.

10.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

     In May 1999 the Board of Directors designated 1,250,000 shares of preferred stock as Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into four shares of common stock. Each share of Series B convertible preferred stock has similar rights and obligations as four shares of common stock, except it has no voting rights.

     Subject to the provisions of the articles of incorporation and limitations prescribed by law, the board of directors has the authority to issue, without further vote or action by the shareholders, up to 6,814,516 additional shares of preferred stock in one or more series.

COMMON STOCK

     On December 10, 1998, FreeShop issued 1,619,387 shares of the Company's common stock to Fingerhut Companies Inc. (Fingerhut) at a price of $2.47 per share. The shares were partially paid for by surrender and cancellation of a $500,000 Convertible Promissory Note, which the Company had issued to Fingerhut on December 4, 1998.

     The Company and Fingerhut also entered into a Shareholders Agreement on December 10, 1998 which grants Fingerhut a right of first refusal on shares proposed for transfer by the Company's two principal shareholders, contains certain agreements regarding composition of the Company's Board of Directors, requires Board approval of certain specified actions by the Company, grants certain demand and piggyback registration rights to Fingerhut, and provides for certain drag-along and tag-along rights among the parties with respect to proposed sales of shares to third parties. The Shareholders Agreement terminates on the earliest of December 10, 2008, the closing of a sale of the Company's assets or the acquisition of the Company by merger or consolidation.

     On August 9, 1999, the Board of Directors declared a 1 for 2.5 reverse stock split on the Company's common stock. Common stock issued, stock option, warrant and convertible preferred stock information in these financial statements have been restated to reflect this reverse split.

     On October 1, 1999 the Company closed its initial public offering of 3,200,000 shares of the Company's common stock at $12.00 per share. Total proceeds, net of offering costs of $3,731,254, were $34,668,746. In addition, on October 29, 1999, the Company sold an additional 480,000 shares under the underwriters' overallotment option. Total proceeds, net of offering costs of $403,200, were $5,356,800. Concurrent with the closing of the initial public offering, Fingerhut exercised their remaining rights to purchase 405,359 additional shares of Series B convertible preferred stock for $8,879,404. Upon the closing of the initial public offering all of the Company's Series B convertible preferred stock converted into 3,511,868 shares of common stock.

                               FREESHOP.COM, INC.

WARRANTS

     In connection with the sale of common stock to Fingerhut, the Company issued to Fingerhut a series of warrants to purchase shares of the Company's common stock. These warrants were modified in May 1999 to allow for the purchase of Series B convertible preferred stock. These warrants were exercised for Series B preferred stock and converted to common stock during 1999.

     In return for various services the Company has issued warrants to purchase shares of common stock. At December 31, 1999, warrants outstanding are as follows:

YEAR OF ISSUE  SHARES   EXERCISE PRICE   YEAR OF EXPIRATION
-------------  ------   --------------   ------------------
    1997        2,400       $1.02               2002
    1998       14,000       $1.02               2003
    1998        1,300       $1.02               2002
    1998       10,000       $1.50               2003

STOCK OPTIONS

     Effective June 30, 1997, the Company approved the 1997 Stock Option Plan (the Plan) to provide for the granting of stock options to employees, directors and consultants of the Company to acquire ownership in the Company and provide them with incentives for their service. Under the terms of the Plan, 2,235,883 shares of common stock have been reserved for issuance to plan participants.

     The Plan is administered by the Board of Directors of the Company, which determines the terms and conditions of the options granted, including exercise price, number of options granted and the vesting period of such options. The maximum term of options is ten years from the date of grant. The options are generally granted at the estimated fair value of the underlying stock, as determined by the Board of Directors, on the date of grant. As of December 31, 1999, options to purchase 1,112,623 shares of common stock were available for future grant under the Plan. No compensation expense has been recognized relative to options issued to employees for the year ended June 30, 1997, the six months ended December 31, 1997, or the year ended December 31, 1998. For the year ended December 31, 1998 and 1999, $22,677 and $2,323,772, respectively, of deferred compensation was recorded and will be amortized over the vesting period of the related options in accordance with Financial Accounting Standards Board interpretation No. 28. During the year ended December 31, 1999, $166,095 of deferred compensation was reversed due to forfeitures of options.

     Had compensation expense for employee-related options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                SIX MONTHS          YEAR ENDED DECEMBER 31,
                                   ENDED          ---------------------------
                             DECEMBER 31, 1997       1998            1999
                             -----------------    -----------    ------------
Net loss
  As reported.............      $(1,148,874)      $(3,199,025)   $(10,890,510)
  Pro forma...............      $(1,167,435)      $(3,248,168)   $(12,031,468)
Loss per share
  As reported.............      $     (0.22)      $     (0.51)   $      (1.08)
  Pro forma...............      $     (0.22)      $     (0.52)   $      (1.20)

                               FREESHOP.COM, INC.

     For SFAS No. 123 pro forma disclosure, the fair value of each option is estimated on the date of grant using the minimum value method allowable for non-public companies for the six months ended December 31, 1997 and the year ended December 31, 1998, and the Black-Scholes option pricing model for the year ended December 31, 1999, with the following assumptions used for grants to employees:

                                                               SIX MONTHS      YEAR ENDED
                                                                 ENDED        DECEMBER 31,
                                                              DECEMBER 31,    ------------
                                                                  1997        1998    1999
                                                              ------------    ----    ----
Weighted average risk free interest rate....................      5.70%       4.78%   5.62%
Weighted average expected life (in years)...................      4.00        4.00    3.94
Volatility..................................................         0%          0%    100%
Dividends...................................................      none        none    none

     The following table presents activity under the Plan:

                                                                                               YEAR ENDED DECEMBER 31,
                                            INCEPTION TO        SIX MONTHS ENDED     -------------------------------------------
                                           JUNE 30, 1997       DECEMBER 31, 1997             1998                   1999
                                         ------------------   --------------------   --------------------   --------------------
                                                   WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                                                   AVERAGE                AVERAGE                AVERAGE                AVERAGE
                                                   EXERCISE               EXERCISE               EXERCISE               EXERCISE
                                         SHARES     PRICE      SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                         -------   --------   ---------   --------   ---------   --------   ---------   --------
Options outstanding at beginning of
  period...............................                         528,536    $0.15     1,002,847    $0.56       815,021    $1.12
Options granted........................  528,536    $0.15       474,311     1.02       645,420     1.30       498,066     7.68
Options exercised......................                                                 55,694     0.15       108,423     1.21
Options forfeited......................                                                777,552     0.60        81,404     2.45
                                         -------              ---------              ---------              ---------    -----
Options outstanding at end of period...  528,536    $0.15     1,002,847    $0.56       815,021    $1.12     1,123,260    $3.92
                                         =======              =========              =========              =========
Weighted average fair value of options
  granted during the period............             $0.03                  $0.30                  $0.34                  $9.99

     The following table summarizes information about stock options outstanding under the Plan at December 31, 1999:

                      OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
---------------------------------------------------------------   ---------------------------
                                        WEIGHTED
                                         AVERAGE       WEIGHTED                      WEIGHTED
   RANGE OF                             REMAINING      AVERAGE                       AVERAGE
   EXERCISE                            CONTRACTUAL     EXERCISE                      EXERCISE
    PRICES        NUMBER OF SHARES   LIFE (IN YEARS)    PRICE     NUMBER OF SHARES    PRICE
---------------   ----------------   ---------------   --------   ----------------   --------
         $ 0.15         86,369             6.3          $ 0.15         67,552         $0.15
           1.02        316,035             4.7            1.02        264,865          1.02
           1.50        258,446             8.6            1.50        114,970          1.50
           2.50        129,960             8.4            2.50         27,336          2.50
  4.27 - $ 5.00        126,600             9.4            4.54          3,000          4.76
 11.50 -  14.88        196,650             9.9           12.90
 23.44 -  28.50          9,200            10.0           26.27
                     ---------                                        -------
                     1,123,260             7.6          $ 3.92        477,723         $1.12
                     =========                                        =======

                               FREESHOP.COM, INC.

     The weighted average fair values and weighted average exercise prices per share at the date of grant for options granted were as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                1998      1999
                                                                -----    ------
Weighted average fair value of options granted with exercise prices less than the fair value of the stock on the date
  of grant..................................................    $0.41    $10.18
Weighted average fair value of options granted with exercise prices equal to the fair value of the stock on the date of
  grant.....................................................    $0.34    $ 9.42
Weighted average fair value of options granted with exercise prices greater than the fair value of the stock on the
  date of grant.............................................             $ 9.80
Weighted average exercise price of options granted with
  exercise prices less than the fair value of the stock on
  the date of grant.........................................    $2.50    $ 5.18
Weighted average exercise price of options granted with
  exercise prices equal to the fair value of the stock on
  the date of grant.........................................    $1.28    $13.19
Weighted average exercise price of options granted with
  exercise prices greater than the fair value of the stock
  on the date of grant......................................             $15.19

     All stock options granted during the year ended June 30, 1997 and the six months ended December 31, 1997 were granted with exercise prices equal to the fair value of the stock on the date of grant.

     During the six months ended December 31, 1997, the Company granted options to purchase 195,122 shares of common stock to certain investors. These grants were made outside of the stock option plan. As of December 31, 1998, all of these options had expired without exercise. During the year ended December 31, 1998, the Company granted options to purchase 209,000 shares of common stock to consultants, advisors and investment managers and as severance to certain employees.

     The Company follows SFAS No. 123 in accounting for options and warrants issued to non-employees. As such, the Company recognized $62,968 of expense for the six months ended December 31, 1997 in connection with options issued to third parties. During the year ended December 31, 1998, the Company recognized $67,150 of expense in connection with options issued to terminated employees and advisors. The remaining fair value of options issued to advisors of $9,750 is recorded as deferred compensation in the shareholders' equity section and will be amortized over the remaining vesting period of the options. Additionally, in connection with the sale of common stock in 1998, the Company issued options to certain investment managers. The fair value of those options of $36,563 was netted against the proceeds recorded in the transaction. In determining the fair value of the options and warrants granted or issued to non-employees on the date of grant, the Company used the Black-Scholes option-pricing model with the following assumptions:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                              SIX MONTHS ENDED     ------------
                                                              DECEMBER 31, 1997    1998    1999
                                                              -----------------    ----    ----
Weighted average risk free interest rate....................        5.17%          5.14%   4.63%
Weighted average expected life (in years)...................        0.55           1.30    1.00
Volatility..................................................         100%           100%    100%
Dividends...................................................        none           none    none

     The weighted-average fair value of warrants issued during 1998 was $0.83 per share.

                               FREESHOP.COM, INC.

11. EMPLOYEE RETIREMENT PLAN

     During 1999, the Company established the FreeShop.com, Inc. 401(k) plan, a tax-qualified savings and retirement plan intended to qualify under Section 401 of the Internal Revenue Code. All employees who satisfy the eligibility requirements relating to minimum age and length of service are eligible to participate in the plan and may enter the plan on the first day of any month after they become eligible to participate. Participants may make pre-tax contributions to the plan of up to 15% of their eligible earnings, subject to a statutorily prescribed annual limit. The Company may make matching contributions of up to 100% of the first 6% of the compensation elected for contribution to the plan by an employee. Each participant is fully vested in his or her contributions and the investment earnings thereon, but vesting in any matching contributions by us takes place over a period of five years. The Company has made no matching contributions to the plan as of December 31, 1999.

12. INCOME TAXES

     A current provision for income taxes was not recorded for the six months ended December 31, 1997 or the years ended December 31, 1998 and 1999 due to taxable losses incurred during such periods. A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to the expiration of net operating loss carry-forwards. Net operating losses of the FreeShop Division of Online did not carry over to the Company.

     Deferred tax assets at December 31, 1998 and 1999 are as follows:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
Net operating loss carryforwards............................  $ 1,412,566    $ 4,912,607
Nondeductible allowances and accruals.......................       39,544        519,510
Expense related to stock options and warrants...............       30,635        377,697
                                                              -----------    -----------
                                                                1,482,745      5,809,814
Less: Valuation allowance...................................   (1,482,745)    (5,809,814)
                                                              -----------    -----------
                                                              $        --    $        --
                                                              ===========    ===========

     At December 31, 1999, the Company had net operating loss carry forwards of approximately $14,449,000 for federal income tax reporting purposes. The net operating losses will expire beginning in 2012 if not previously utilized. As specified in Section 382 of the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's shareholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry forwards. Such ownership changes occurred as a result of Fingerhut's exercise of warrants in May 1999 and October 1, 1999 and the closing of our initial public offering on October 1, 1999.

                               FREESHOP.COM, INC.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     The following items are supplemental information required for the statement of cash flows:

                                                                    SIX MONTHS        YEAR ENDED
                                                      YEAR ENDED      ENDED          DECEMBER 31,
                                                       JUNE 30,    DECEMBER 31,   -------------------
                                                         1997          1997         1998       1999
                                                      ----------   ------------   --------   --------
Cash paid during the period for interest............    $   --       $  6,226     $ 65,654   $ 39,664
                                                        ======       ========     ========   ========
Property and equipment acquired with capital
  leases............................................    $7,237       $237,846     $102,167   $     --
                                                        ======       ========     ========   ========
Common stock issued in exchange for note receivable
  from shareholder..................................    $   --       $ 25,000     $     --   $     --
                                                        ======       ========     ========   ========
Common stock issued in connection with business
  combination.......................................    $   --       $     --     $     --   $736,000
                                                        ======       ========     ========   ========
Conversion of preferred stock.......................    $   --       $279,196     $     --   $     --
                                                        ======       ========     ========   ========
Conversion of note payable..........................    $   --       $     --     $     --   $ 50,000
                                                        ======       ========     ========   ========

14. ACQUISITIONS

     In May 1999, FreeShop entered into purchase and sale agreements to acquire substantially all of the assets of Commonsite LLC (Commonsite) and Travel Companions International, Inc. (Travel). Total consideration for the acquired assets of the two companies is $2,577,000, which is comprised of $1,841,000 in cash and 52,920 shares of common stock. The aggregate purchase price has been allocated to the net assets acquired, based upon their respective fair market values. The excess of the purchase price over the fair market value of the assets acquired and liabilities assumed of $1,382,247 has been allocated to cost in excess of net assets acquired and is being amortized over three years.

     In connection with the acquisitions, assets acquired and liabilities assumed were as follows:

Fair value of assets acquired...............................  $ 1,339,808
Cash paid...................................................   (1,841,000)
Common stock issued.........................................     (736,000)
Cost in excess of net assets acquired.......................    1,382,247
                                                              -----------
Liabilities assumed.........................................  $   145,055
                                                              ===========

     The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the Company's acquisition of Commonsite and Travel occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments such as amortization of cost in excess of net assets acquired:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1998            1999
                                                              ------------    -------------
                                                                       (UNAUDITED)
Net revenues................................................  $ 1,893,267     $  8,739,781
Pro forma net loss..........................................  $(4,295,661)    $(11,196,020)
Pro forma basic and diluted net loss per share..............  $     (0.68)    $      (1.11)

     The unaudited pro forma results are not necessarily indicative of the results of operations which would actually have been reported had the acquisition occurred prior to the beginning of the periods presented. In addition, they are not intended to be indicative of future results.

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
3.1*         Second Amended and Restated Articles of Incorporation of
             registrant.
3.2*         Amended and Restated Bylaws of registrant.
4.1*         Specimen Stock Certificate.
4.2*         Form of Common Stock Warrant.
10.1*        Form of Indemnification Agreement between the registrant and each of its directors.
10.2*        1997 Stock Option Plan, as amended.
10.3*        Form of Stock Option Agreement.
10.4*        Investor Subscription Agreement, dated December 10, 1998,
             between registrant and Fingerhut Companies, Inc.
10.5*        Warrant Agreement, dated December 10, 1998, between
             registrant and Fingerhut Companies, Inc.
10.6*        Stockholders Agreement, dated December 10, 1998, among
             registrant, Timothy C. Choate, John P. Ballantine and
             Fingerhut Companies, Inc.
10.7*        Asset Purchase Agreement, dated May 5, 1999, among
             registrant, Travel Companions International, Inc., Jeff Mohr and Janet Mohr.
10.8*        Asset Purchase Agreement, dated May 6, 1999, among
             registrant, Commonsite, LLC and Alan Bennett.
10.9*        Registration Rights Agreement, dated May 6, 1999, between
             registrant and Commonsite, LLC.
10.10*       Loan and Security Agreement, dated September 18, 1998,
             between registrant and Imperial Bank.
10.11*       Lease Agreement, dated September 23, 1997 and amended as of
             February 16, 1999, between registrant and Merrill Place LLC.
10.11.1*     Second Amendment to Lease, dated November 30, 1999, between registrant and Merrill Place LLC.
10.12*       Promotion Agreement, dated May 18, 1998 and amended as of
             June 30, 1998 and September 30, 1998, between registrant and
             CNET, Inc.
10.13+*      Linkshare Network Membership Agreement, dated September 23,
             1998, between registrant and Linkshare Corporation.
10.14*       Letter Agreement dated June 18, 1999 between registrant and
             Fingerhut.
10.15*       Escrow Agreement dated June 18, 1999 between registrant and
             Fingerhut.
10.16*       Common Stock Purchase Warrant dated January 26, 1998 in
             favor of Karrie Lee.
10.17*       Warrant to Purchase Stock dated September 18, 1998 in favor of Imperial Bank.
10.18*       Common Stock Purchase Warrant dated January 23, 1998 in
             favor of Hallco Leasing Corporation.
10.19*       Common Stock Purchase Warrant dated December 4, 1997 in
             favor of Hallco Leasing Corporation.
10.20*       Common Stock Purchase Warrant dated January 26, 1998 in
             favor of Employco, Inc.
10.21+*      Marketing Agreement with NewSub Services, Inc. effective as of June 1, 1999.
10.22+*      Marketing Agreement with eNews.com, Inc. dated December 8,
             1999. (Incorporated by reference Exhibit 10.1 to the
             Company's Report on Form 8-K filed January 12, 2000).

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
23.1         Consent of PricewaterhouseCoopers LLP, independent
             accountants.
27.1         Financial Data Schedule.

---------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).

+ Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of FreeShop.com, Inc.

     Our audits of the financial statements referred to in our report dated January 21, 2000 appearing in the Registration Statement on Form S-1 also included an audit of the financial statement schedule listed in Item 16 of this Form S-1. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

[PRICEWATERHOUSECOOPERS LLP]

Seattle, Washington
January 21, 2000

                                                                    SCHEDULE 1.2

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                           BALANCE AT    CHARGES TO    CHARGES
                                          BEGINNING OF   COSTS AND     TO OTHER                  BALANCE AT END
              DESCRIPTION                    PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS      OF PERIOD
              -----------                 ------------   ----------   ----------   ----------   ----------------
Year ended June 30, 1997
  Allowance for doubtful accounts.......   $   58,907     $146,310    $       --    $124,699       $   80,518
  Tax valuation allowance...............           --                                                      --
Six months ended December 31, 1997
  Allowance for doubtful accounts.......       80,518      122,485                   123,284           79,719
  Tax valuation allowance...............           --                    418,697                      418,697
Year ended December 31, 1998
  Allowance for doubtful accounts.......       79,719       56,551                    93,619           42,651
  Tax valuation allowance...............      418,697                  1,064,048                    1,482,745
Year ended December 31, 1999
  Allowance for doubtful accounts.......       42,651      393,221                    64,756          371,116
  Tax valuation allowance...............    1,482,745                  4,327,069                    5,809,814