Form 10-Q
period 2000-03-31
FREESHOP COM INC
filed 2000-05-15
CIK 1087277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ___________________

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________.

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

Yes [X]  No [ ]

        The number of outstanding shares of common stock, no par value, of the Registrant at April 30, 2000 was 15,663,012.

================================================================================

                               FREESHOP.COM, INC.

                             INDEX TO THE FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Balance sheets as of December 31, 1999 and March 31, 2000......................      3

                 Statements of Operations for the three months ended March, 1999 and 2000.......      4

                 Condensed Statements of Cash Flows for the three months ended March 31, 1999
                 and 2000.......................................................................      5

                 Notes to Financial Statements..................................................      6

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS.....................................................................      7

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......................     11

PART II - OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS..............................................................     11

        ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................     11

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...............................................     11

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................     11

        ITEM 5.  OTHER INFORMATION..............................................................     11

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................     12


SIGNATURES......................................................................................     14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               FREESHOP.COM, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                DECEMBER 31,     MARCH 31,
                                                                ------------     ---------
                                                                    1999           2000
                                                                ------------     ---------
ASSETS
Cash and cash equivalents ..................................      $ 33,795       $ 42,799
Accounts receivable, net ...................................         3,472          4,670
Prepaid expenses and other assets ..........................           382            899
Short-term investments .....................................        13,952             50
                                                                  --------       --------
         Total current assets ..............................        51,601         48,418
Fixed assets, net ..........................................         2,250          2,868
Intangible assets, net .....................................         1,922          1,638
Deposits ...................................................            43             47
                                                                  --------       --------
                                                                     4,215          4,553
                                                                  --------       --------
                                                                  $ 55,816       $ 52,971
                                                                  ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable ...........................................      $  1,370       $  2,106
Accrued and other liabilities ..............................         3,390          3,681
Current portion of capital lease obligations ...............           105             87
                                                                  --------       --------
         Total current liabilities .........................         4,865          5,874
                                                                  --------       --------
Capital lease obligations, net of current portion ..........            40             26
Total liabilities ..........................................         4,905          5,900
Shareholders' equity
   Common stock, no par value; 100,000 shares
      authorized, 15,524 and 15,587 (unaudited) issued
      and outstanding at December 31, 1999 and March 31,
      2000, respectively                                            66,587         66,670
   Additional paid-in capital ..............................         2,858          2,996
   Deferred stock compensation .............................        (1,466)        (1,352)
   Accumulated deficit .....................................       (17,068)       (21,243)
                                                                  --------       --------
         Total shareholders' equity ........................        50,911         47,071
                                                                  --------       --------
                                                                  $ 55,816       $ 52,971
                                                                  ========       ========

   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            1999          2000
                                                          -------       --------
Net revenues .......................................      $   667       $  5,147
Cost of revenues ...................................           83            497
                                                          -------       --------
Gross profit .......................................          584          4,650
                                                          -------       --------
Operating expenses
   Sales and marketing .............................        1,496          7,511
   Research and development ........................          141            477
   General and administrative ......................          210            819
   Equity-based compensation .......................           79            251
   Depreciation and amortization ...................           36            442
                                                          -------       --------
         Total operating expenses ..................        1,962          9,500
                                                          -------       --------
Operating loss .....................................       (1,378)        (4,850)
Interest expense ...................................           13              6
Other income .......................................          (25)          (681)
                                                          -------       --------
Net loss ...........................................      $(1,366)      $ (4,175)
                                                          =======       ========
Basic and diluted net loss per share ...............      $ (0.17)      $  (0.27)
                                                          =======       ========
Weighted-average shares used in computing basic
   and diluted net loss per share ..................        8,151         15,544
                                                          =======       ========

   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  -----------------------
                                                                                    1999           2000
                                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .................................................................      $ (1,366)      $ (4,175)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization ........................................            36            527
      Bad debt expense .....................................................            16            260
      Amortization of deferred compensation ................................            78            251
      Gain on disposal of property and equipment ...........................             1              5
      Amortization of discount on short-term investments ...................                          (98)
      Changes in assets and liabilities, net of impact of acquisitions:
        Accounts receivable ................................................          (161)        (1,458)
        Prepaid expenses and other assets ..................................          (134)          (521)
        Accounts payable ...................................................            49            736
        Accrued and other liabilities ......................................           147            291
                                                                                  --------       --------
        Net cash used in operating activities ..............................        (1,334)        (4,182)
                                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ......................................          (215)          (865)
  Sale of short-term investments ...........................................                       14,000
                                                                                  --------       --------
        Net cash provided by (used in) investing activities ................          (215)        13,135
                                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under capital leases ..................................           (26)           (32)
  Repurchase of common stock ...............................................          (400)
  Issuance of common stock, net of issuance costs ..........................           413             83
                                                                                  --------       --------
        Net cash provided by (used in) financing activities ................           (13)            51
                                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents .......................        (1,562)         9,004
Cash and cash equivalents at beginning of period ...........................         2,892         33,795
                                                                                  --------       --------
Cash and cash equivalents at end of period .................................      $  1,330       $ 42,799
                                                                                  ========       ========

   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The interim condensed financial statements are unaudited and have been prepared on the same basis as the annual financial statements. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 2000, results of operations for the three months ended March 31, 1999 and 2000 and cash flows for the three months ended March 31, 1999 and 2000.

      The unaudited financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2000.


2.    NET LOSS PER SHARE

      Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share represents the net loss divided by the weighted-average number of shares outstanding, including the potentially dilutive impact of common stock options and warrants. Basic and diluted net loss per share are equal for all periods presented because the impact of common stock equivalents is antidilutive.

      The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       -------------------------
                                                                          1999          2000
                                                                       (UNAUDITED)   (UNAUDITED)
                                                                       -----------   -----------
Numerator:
  Net loss ........................................................      $(1,366)      $ (4,175)
                                                                         =======       ========
Denominator:
  Weighted average shares used in computing net loss per share ....        8,151         15,544
                                                                         =======       ========
Potentially dilutive securities consist of the following:
  Options to purchase common stock ................................          881          1,060
  Warrants to purchase common stock ...............................           38             28
                                                                         -------       --------
                                                                             919          1,088
                                                                         =======       ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those described in connection with the forward looking statement and the factors listed on Exhibit 99 to this report, which factors are hereby incorporated by reference in this report.

      In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

      Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this filing. You should not place undue reliance on forward-looking statements.

OVERVIEW

      FreeShop is an online direct marketing service that generates sales leads, creates product awareness, and initiates consumer purchases through multiple online marketing vehicles, including free and trial offers, banner advertising, email newsletter sponsorships, and others. Our services are provided through our network of Web sites at www.freeshop.com, www.desteo.com, and www.catalogsite.com, and through direct email communications.

      We began our direct marketing business in 1994 as the FreeShop division of Online Interactive, Inc. In June 1997, Online Interactive transferred the FreeShop division to FreeShop International, Inc., a newly formed, wholly owned subsidiary, and spun off FreeShop International through a distribution to its shareholders. On February 19, 1999, FreeShop International changed its name to FreeShop.com, Inc.

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

      In the quarters ended March 31, 1999 and 2000 our ten largest clients accounted for 26.7% and 40.1% of our revenues, respectively. During the quarters ended March 31, 1999 and 2000, no client accounted for more than 10% of our revenues.

      Our business has been operating at a loss and generating negative cash flows from operations since inception. As of March 31, 2000, we had accumulated losses of approximately $20.9 million. We plan to continue the level of our investment in marketing and promotion, development of technology and expansion of our business. As a result, our losses and negative cash flows are likely to continue. We have experienced rapid growth and have a limited operating history. Because of this we believe period-to-period comparison of our operating results is not meaningful and the results for any period should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

Revenues


      We derive our revenues primarily from online lead generation and advertising contracts. Our revenues increased by $4.4 million, or 672%, to $5.1 million in the quarter ended March 31, 2000 compared to $0.7 million in the same quarter of 1999. This growth in revenue was primarily attributable to continued increases in the size of our email newsletter list and an increase in the number of visits to our Web sites. An increase in visits to our Web sites provides more banner and anchor inventory and increased lead generation revenues. Revenues from advertising services were $2.8 million in the quarter ended March 31, 2000, compared to $0.3 million in the same quarter of the prior year.

Cost of Revenues

      Cost of revenues consists of expenses associated with the maintenance and usage of the Company's Web sites, including Internet connection charges, banner ad serving fees, equipment and software depreciation and personnel costs. Cost of revenues increased to $0.5 million in the quarter ended March 31, 2000 from $0.1 million in the same quarter of 1999. The increase was primarily due to costs related to additional Internet connection capacity, depreciation of additional equipment and personnel costs to support our growth. Gross margin increased to 90.3% in the quarter ended March 31, 2000, from 87.6% in the same quarter of 1999. We expect gross margin to remain at these levels in the short-term as we continue to increase our Internet connection capacity, hardware and software investments, and personnel costs in order to support our growth.

Sales and Marketing

      Sales and marketing expenses consist primarily of marketing and promotional costs related to developing our brands and generating visits to our Web sites, as well as personnel and other costs. Sales and marketing expenses increased by $6.0 million to $7.5 million, or 146% of revenues, in the quarter ended March 31, 2000 compared to $1.5 million, or 224% of revenues, in the same quarter of 1999. The increase in absolute dollars was due primarily to increases in advertising and brand awareness spending and increases in personnel costs. The decrease as a percentage of revenue was primarily due to sales and marketing expenses, other than advertising spending, increasing at a lesser rate than revenues. We expect to maintain our advertising and brand awareness spending in the future at similar levels.

Research and Development

      Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our Web site and related systems. Research and development expenses increased by $0.4 million to $0.5 million, or 9% of revenues, in the quarter ended March 31, 2000 compared to $0.1 million, or 21% of revenues, in the same quarter of 1999. The increase in absolute dollars was primarily due to hiring additional staff to support our growth, continued improvements in our internal systems and enhancements and modification to our Web site. The decrease as a percentage of revenues was primarily due to research and development expenses increasing at a slower rate than revenues.

General and Administrative

      General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses increased by $0.6 million to $0.8 million, or 16% of revenues, in the quarter ended March 31, 2000 compared to $0.2 million, or 32% of revenues, in the same quarter of 1999. The increase in absolute dollars was primarily due to increased personnel costs and professional service fees necessary to support our growth. The decrease as a percentage of revenue is primarily due to general and administrative expenses increasing at a slower rate than revenues.

Equity-Based Compensation

      Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options and recognition of expenses when our principal shareholders sell our stock to employees and directors at a price below the then estimated fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the option granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses increased by $0.2 million to $0.3 million, or 5% of revenues, in the quarter ended March 31, 2000 compared to $0.1 million, or 12% of revenues, in the same quarter of 1999. The increase in absolute dollars in the quarter resulted primarily from recognition of expense due to issuing options with exercise prices lower than the closing price on the date granted. The decrease as a percentage of revenue is primarily due to equity-based compensation expenses increasing at a slower rate than revenues. We expect equity-based compensation to remain relatively consistent over the next few quarters.

Depreciation and Amortization

      Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements and goodwill from acquisitions. Depreciation and amortization expenses increased by $406,000 to $442,000, or 9% of revenues, in the quarter ended March 31, 2000 compared to $36,000, or 5% of revenues, in the same quarter of 1999. The increase resulted from the depreciation of approximately $2.8 million in equipment, furniture and leasehold improvements acquired from April 1999 through March 2000 and the amortization of approximately $2.7 million in intangible assets related to the acquisition of substantially all of the assets of Commonsite, LLC and Travel Companions International, Inc.

Interest Expense

      Interest expense primarily relates to capital equipment leases, and totaled $6,000 in the quarter ended March 31, 2000 and $13,000 in the same quarter of 1999.

Other Income, Net

      Other income, net consists primarily of interest income. Other income, net increased by $656,000 to $681,000, or 13% of revenues, in the quarter ended March 31, 2000 compared to $25,000, or 4% of revenues, in the same quarter of 1999. The increase in other income, net was due to higher cash balances resulting from our IPO. We expect interest income to decline slightly over the next several quarters as cash is used in operating, investing and financing activities.

Income Taxes

      No provision for federal income taxes has been recorded for any of the periods presented due to the Company's current loss position.

LIQUIDITY AND CAPITAL RESOURCES

      Since we began operating as an independent company in June 1997, we have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through March 31, 2000 totaled approximately $65.5 million, including $21.5 million raised from Fingerhut Companies, Inc. and $41.1 million raised in our initial public offering. As of March 31, 2000, we had approximately $42.8 million in cash and cash equivalents and working capital of $42.5 million.

      Net cash used in operating activities was $4.2 million and $1.3 million in the three months ended March 31, 2000 and 1999, respectively. Cash used in operating activities for each period resulted primarily from net losses and increases in accounts receivable and prepaid expenses, which were partially offset by increases in accounts payable and accrued liabilities.

      Net cash provided by (used in) investing activities was $13.1 million and $(215,000) in the three months ended March 31, 2000 and 1999, respectively. In the three months ended March 31, 2000, $14 million was received from the maturity of commercial paper purchased in 1999 and $865,000 was used to purchase equipment and furniture. For the three months ended March 31, 1999, cash used in investing activities was for purchases of property and equipment.

      Net cash provided by (used in) financing activities was $51,000 and $(13,000) in the three months ended March 31, 2000 and 1999, respectively. In the three months ended March 31, 2000, net cash provided by financing activities resulted primarily from issuance of capital stock pursuant to stock options, which was partially offset by principal payments made on capital leases. In the three months ended March 31, 1999, $400,000 was used to repurchase 160,000 shares of common stock. In the same period, 160,000 shares of common stock were sold for $400,000. Additionally, there was $13,000 of common stock sold pursuant to stock options and $26,000 of principle payments made on capital leases.

      We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over the next 18 months. Although we have increased revenues, our expenses also have continued to increase, and we expect this trend to continue in the near future. Although we believe we have sufficient cash and cash equivalents to fund our operations for the next 18 months, our cash requirements depend on several factors, including without limitation, the level of expenditures on advertising and brand awareness, the rate of market acceptance of our services, and the extent to which we use cash for acquisitions and strategic investments. Unanticipated expenses, poor financial results or unanticipated opportunities that require financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Substantially all of our cash equivalents, short-term securities and capital lease obligations are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. However, as of March 31, 2000, all of our cash equivalents mature within three months and all of our short-term securities mature within one year. As of March 31, 2000, we believe the reported amounts of cash equivalents, short-term securities and capital lease obligations to be reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holding of financial instruments is minimal.

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

ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Changes in Securities

      There were no changes in the Company's securities during the three months ended March 31, 2000.

(b)   Use of proceeds

      On September 27, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement, on Form S-1 (333-81151). Pursuant to this Registration Statement, on October 1, 1999 the Company closed its initial public offering of 3,200,000 shares of the Company's common stock at an initial public offering price of $12.00 per share (the "Offering"). Net proceeds to the Company, after calculation of the underwriters discount and commissions, from the Offering totaled $35,712,000. In addition, on October 25, 1999, the Company sold 480,000 additional shares under the underwriters' overallotment option. Total net proceeds were $5,356,800. As of March 31, 2000, approximately $16.7 million of the proceeds from these transactions had been used, primarily for marketing and other working capital and approximately 2.2 million had been used to purchase computers, software, furniture and leasehold improvements. Until the proceeds are used they will be invested in short-term commercial paper.

(c)   Sales of Unregistered Securities

      None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

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

   10.18*   Common Stock Purchase Warrant dated January 23, 1998 in favor of
            Hallco Leasing Corporation.

   10.19*   Common Stock Purchase Warrant dated December 4, 1997 in favor of
            Hallco Leasing Corporation.

   10.20*   Common Stock Purchase Warrant dated January 26, 1998 in favor of
            Employco, Inc.

   10.21+*  Marketing Agreement with NewSub Services, Inc. effective as of June
            1, 1999.

   10.22++  Marketing Agreement with eNews.com, Inc. dated December 8, 1999.

   27.1     Financial Data Schedule.

   99       Private Securities Litigation Reform Act of 1995 Safe Harbor
            Compliance Statements for Forward Looking Statements

* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).

+ Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

++ (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed January 12, 2000).

(b)   Reports on Form 8-K:

      On January 12, 2000, the Company filed as Exhibit 10.1 to the Company's Report on Form 8-K that certain Marketing Agreement, dated December 8, 1999, by and between Company and eNews.com, Inc., portions of which have been granted confidential treatment by and are separately filed with the Securities and Exchange Commission.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FREESHOP.COM, INC.


Date:   May 15, 2000                      By:  /s/ JOHN A. WADE
                                             ----------------------------------
                                               Name:  John A. Wade
                                               Title: Chief Financial Officer