Form 10-Q
period 2000-06-30
FREESHOP COM INC
filed 2000-08-10
CIK 1087277

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Yes [X]  No [ ]

        The number of outstanding shares of common stock, no par value, of the Registrant at July 31, 2000 was 15,693,118.

                               FREESHOP.COM, INC.

                             INDEX TO THE FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                 Balance sheets as of December 31, 1999 and June 30, 2000 (unaudited)...........      3

                 Statements of Operations (unaudited) for the three and six months ended
                   June 30, 1999 and 2000.......................................................      4

                 Condensed Statements of Cash Flows (unaudited) for the six months ended
                   June 30, 1999 and 2000.......................................................      5

                 Notes to Financial Statements (unaudited)......................................      6

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS.....................................................................      7

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......................     11

PART II - OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS..............................................................     11

        ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................     11

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...............................................     11

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................     11

        ITEM 5.  OTHER INFORMATION..............................................................     11

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................     12


SIGNATURES......................................................................................     14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               FREESHOP.COM, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     DECEMBER 31,     June 30,
                                                                     ------------    -----------
                                                                         1999           2000
                                                                                     (unaudited)
                                                                     ------------    -----------
ASSETS
Cash and cash equivalents .......................................      $ 33,795       $ 39,914
Accounts receivable, net ........................................         3,472          6,163
Prepaid expenses and other assets ...............................           382            816
Short-term investments ..........................................        13,952             51
                                                                       --------       --------
         Total current assets ...................................        51,601         46,944
Property and equipment, net .....................................         2,250          3,780
Intangible assets, net ..........................................         1,922          1,399
Deposits ........................................................            43             47
                                                                       --------       --------
                                                                          4,215          5,226
                                                                       --------       --------
                                                                       $ 55,816       $ 52,170
                                                                       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable ................................................      $  1,370       $  2,848
Accrued and other liabilities ...................................         3,390          4,443
Current portion of capital lease obligations ....................           105             69
Current portion of note payable .................................                          800
                                                                       --------       --------
         Total current liabilities ..............................         4,865          8,160
                                                                       --------       --------
Capital lease obligations, net of current portion ...............            40             12
Note payable, net of current portion ............................                        1,200
Total liabilities ...............................................         4,905          9,372
Shareholders' equity
   Common stock, no par value; 100,000 shares
      authorized, 15,524 and 15,688 (unaudited) issued
      and outstanding at December 31, 1999 and June 30,
      2000, respectively ........................................        66,587         66,760
   Additional paid-in capital ...................................         2,858          2,981
   Deferred stock compensation ..................................        (1,466)        (1,088)
   Accumulated deficit ..........................................       (17,068)       (25,855)
                                                                       --------       --------
         Total shareholders' equity .............................        50,911         42,798
                                                                       --------       --------
                                                                       $ 55,816       $ 52,170
                                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      June 30,                       June 30,
                                                               -----------------------       -----------------------
                                                                 1999           2000           1999           2000
                                                               --------       --------       --------       --------
Net revenues ............................................      $  1,397       $  5,877       $  2,064       $ 11,024
Cost of revenues ........................................           107            518            190          1,015
                                                               --------       --------       --------       --------
Gross profit ............................................         1,290          5,359          1,874         10,009
                                                               --------       --------       --------       --------
Operating expenses
   Sales and marketing ..................................         2,645          8,511          4,141         16,022
   Research and development .............................           181            499            322            976
   General and administrative ...........................           252            880            462          1,699
   Equity-based compensation ............................           543            249            622            500
   Depreciation and amortization ........................           224            461            260            903
                                                               --------       --------       --------       --------
         Total operating expenses .......................         3,845         10,600          5,807         20,100
                                                               --------       --------       --------       --------
Operating loss ..........................................        (2,555)        (5,241)        (3,933)       (10,091)
Interest expense ........................................            10              5             23             11
Other income, net .......................................           (62)          (634)           (87)        (1,315)
                                                               --------       --------       --------       --------
Net loss ................................................      $ (2,503)      $ (4,612)      $ (3,869)      $ (8,787)
                                                               ========       ========       ========       ========
Basic and diluted net loss per share ....................      $  (0.30)      $  (0.29)      $  (0.47)      $  (0.56)
                                                               ========       ========       ========       ========
Weighted-average shares used in computing basic
   and diluted net loss per share .......................         8,214         15,664          8,183         15,603
                                                               ========       ========       ========       ========

   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          SIX MONTHS ENDED
                                                                                              June 30,
                                                                                      -----------------------
                                                                                        1999           2000
                                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .....................................................................      $ (3,869)      $ (8,787)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization ............................................           287          1,073
      Bad debt expense .........................................................            51            696
      Amortization of deferred compensation ....................................           212            500
      Compensation on shares sold to an employee by a principle shareholder ....           406
      (Gain) loss on disposal of property and equipment ........................             1             (4)
      Amortization of discount on short-term investments .......................                          (98)
      Changes in assets and liabilities, net of impact of acquisitions:
        Accounts receivable ....................................................          (694)        (3,387)
        Prepaid expenses and other assets ......................................          (267)          (438)
        Accounts payable .......................................................           327          1,478
        Accrued and other liabilities ..........................................           125          1,053
                                                                                      --------       --------
        Net cash used in operating activities ..................................        (3,421)        (7,914)
                                                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ..........................................          (580)        (2,090)
  Proceeds from disposal of property and equipment .............................                           15
  Payments for business combinations ...........................................        (1,666)
  Purchase of short-term investments ...........................................        (1,486)            (1)
  Sale of short-term investments ...............................................                       14,000
                                                                                      --------       --------
        Net cash provided by (used in) investing activities ....................        (3,732)        11,924
                                                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under capital leases ......................................           (54)           (64)
  Proceeds from note payable ...................................................                        2,000
  Repurchase of common stock ...................................................          (400)
  Issuance of common stock, net of issuance costs ..............................           430            173
  Issuance of series B convertible preferred stock .............................         8,615
                                                                                      --------       --------
        Net cash provided by financing activities ..............................         8,591          2,109
                                                                                      --------       --------
Net increase in cash and cash equivalents ......................................         1,438          6,119
Cash and cash equivalents at beginning of period ...............................         2,892         33,795
                                                                                      --------       --------
Cash and cash equivalents at end of period .....................................      $  4,330       $ 39,914
                                                                                      ========       ========


   The accompanying notes are an integral part of these financial statements.

                               FREESHOP.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The interim condensed financial statements are unaudited and have been prepared on the same basis as the annual financial statements. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company's financial position as of June 30, 2000, results of operations for the three and six months ended June 30, 1999 and 2000 and cash flows for the six months ended June 30, 1999 and 2000.

      The unaudited financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2000.

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

      Also included in net revenues are barter revenues generated from exchanging lead generation and advertising services for advertising services. Such transactions are recorded at the lower of the estimated fair value of the advertisements received or delivered whichever is more reliably measurable. Revenue from barter transactions is recognized when advertising or lead generation is provided, and services received are charged to expense when used. For the three months ended June 30, 2000 and 1999 barter revenues were $472,000 and $160,000, respectively. For the six months ended June 30, 2000 and 1999 barter revenues were $673,000 and $246,000, respectively.

3.    NET LOSS PER SHARE

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

      The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation:


                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                June 30,                     June 30,
                                                        -----------------------       -----------------------
                                                              (UNAUDITED)                   (UNAUDITED)
                                                          1999           2000           1999           2000
                                                        --------       --------       --------       --------
Numerator:
  Net loss .......................................      $ (2,503)      $ (4,612)      $ (3,869)      $ (8,787)
                                                        ========       ========       ========       ========
Denominator:
  Weighted average shares used in computing
    net loss per share ...........................         8,214         15,664          8,183         15,603
                                                        ========       ========       ========       ========
Potentially dilutive securities consist of
  the following:
    Options to purchase common stock .............           953          1,462            953          1,462
    Warrants to purchase common stock ............            28             16             28             16
    Series B convertible preferred stock .........         1,890                         1,890
    Warrants to purchase Series B convertible
      preferred stock ............................         1,621                         1,621
                                                        --------       --------       --------       --------
                                                           4,492          1,478          4,492          1,478
                                                        ========       ========       ========       ========

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

      In the quarters ended June 30, 1999 and 2000 our ten largest clients accounted for 34.2% and 41.2% of our revenues, respectively. During the quarter ended June 30, 1999 NewSub Services, Inc. was our largest client accounting for 10.2% of our revenues. No other client accounted for more than 10% of our revenues in the quarter ended June 30, 1999 and no client accounted for more than 10% of our revenues in the quarter ended June 30, 2000. In the six months ended June 30, 1999 and 2000 our ten largest clients accounted for 32.1% and 33.5% of our revenues, respectively. No single client accounted for more than 10% of our revenues in the six months ended June 30, 1999 and 2000.

      Our business has been operating at a loss and generating negative cash flows from operations since inception. As of June 30, 2000, we had accumulated deficits of approximately $25.9 million. We plan to continue the level of our investment in marketing and promotion, development of technology and expansion of our business. As a result, our losses and negative cash flows are likely to continue. We have experienced rapid growth and have a limited operating history. Because of this we believe period-to-period comparison of our operating results is not meaningful and the results for any period should not be relied upon as an indication of future performance.

On July 28, 2000 the Company announced its intention to purchase on the open market up to 10% of the issued and outstanding shares of FreeShop common stock. The first repurchase of such shares occurred on August 1, 2000.

RESULTS OF OPERATIONS

Revenues

      We derive our revenues primarily from online lead generation and advertising contracts. Our revenues increased by $4.5 million, or 321%, to $5.9 million in the quarter ended June 30, 2000 compared to $1.4 million in the same quarter of 1999. On a year to date basis net revenues have increased by $8.9 million or 434% to $11 million, compared to $2.1 million in the first six months of 1999. This growth in revenue was primarily attributable to continued increases in the size of our email newsletter list and an increase in the number of visits to our Web sites. An increase in visits to our Web sites provides more banner and anchor inventory and increased lead generation revenues. Revenues from advertising services were $3.7 million in the quarter ended June 30, 2000, compared to $0.6 million in the same quarter of the prior year.

Cost of Revenues

      Cost of revenues consists of expenses associated with the maintenance and usage of the Company's Web sites, including Internet connection charges, email delivery costs, banner ad serving fees, equipment and software depreciation and personnel costs. Cost of revenues increased to $0.5 million in the quarter ended June 30, 2000 from $0.1 million in the same quarter of 1999. On a year to date basis cost of revenues increased to $1.0 million from $0.2 million in the first six months of 1999. The increase was primarily due to costs related to additional Internet connection capacity, additional email delivery costs, depreciation of additional equipment and personnel costs to support our growth. Gross margin decreased to 91.2% in the quarter ended June 30, 2000, from 92.3% in the same quarter of 1999. On a year to date basis gross margin remained consistent at 90.8% in the first six months of the year in 2000 and 1999. We expect gross margin to remain at these levels in the short-term as we continue to increase our Internet connection capacity, hardware, email delivery and software investments, and personnel costs in order to support our growth.

Sales and Marketing

      Sales and marketing expenses consist primarily of marketing and promotional costs related to developing our brands and generating visits to our Web sites, as well as personnel and other costs. Sales and marketing expenses increased by $5.9 million to $8.5 million, or 145% of revenues, in the quarter ended June 30, 2000 compared to $2.6 million, or 189% of revenues, in the same quarter of 1999. On a year to date basis sales and marketing expenses have increased by $11.9 million to $16.0 million, or 145% of revenues, compared to $4.1 million, or 201% of revenues, in the first six months of 1999. The increase in absolute dollars was due primarily to increases in advertising and brand awareness spending and increases in personnel costs. The decrease as a percentage of revenue was primarily due to sales and marketing expenses, other than advertising spending, increasing at a lesser rate than revenues. On an absolute basis, we expect to maintain our advertising and brand awareness spending in the future at comparable levels.

Research and Development

      Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our Web site and related systems. Research and development expenses increased by $0.3 million to $0.5 million, or 9% of revenues, in the quarter ended June 30, 2000 compared to $0.2 million, or 13% of revenues, in the same quarter of 1999. On a year to date basis research and development expenses have increased by $0.7 million to $1.0 million, or 9% of revenues, compared to $0.3 million, or 16% of revenues, in the first six months of 1999. The increase in absolute dollars was primarily due to hiring additional staff to support our growth, continued improvements in our internal systems and enhancements and modification to our Web site. The decrease as a percentage of revenues was primarily due to research and development expenses increasing at a slower rate than revenues.

General and Administrative

      General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses increased by $0.6 million to $0.9 million, or 15% of revenues, in the quarter ended June 30, 2000 compared to $0.3 million, or 18% of revenues, in the same quarter of 1999. On a year to date basis general and administrative expenses have increased by $1.2 million to $1.7 million, or 15% of revenues, compared to $0.5 million, or 22% of revenues, in the first six months of 1999. The increase in absolute dollars was primarily due to a one-time write-off of costs associated with the Company's cancelled secondary offering, increased personnel costs and professional service fees necessary to support our growth. The decrease as a percentage of revenue is primarily due to general and administrative expenses increasing at a slower rate than revenues.

Equity-Based Compensation

      Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options and recognition of expenses when our principal shareholders sell our stock to employees and directors at a price below the then estimated fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the option granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses decreased by $0.3 million to $0.2 million, or 4% of revenues, in the quarter ended June 30, 2000 compared to $0.5 million, or 39% of revenues, in the same quarter of 1999. On a year to date basis equity-based compensation expenses have decreased by $0.1 million to $0.5 million, or 5% of revenues, compared to $0.6 million, or 30% of revenues, in the first six months of 1999. The decrease in absolute dollars and as a percentage of revenue resulted primarily from recognition of $0.4 million of expense associated with the sale of shares by a principle shareholder to an employee in April of 1999. This has been offset by increases in expense due to issuing options with exercise prices lower than the closing price on the date granted. We expect equity-based compensation to remain relatively consistent over the next few quarters.

Depreciation and Amortization

      Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements and goodwill from acquisitions. Depreciation and amortization expenses increased by $0.3 million to $0.5 million, or 8% of revenues, in the quarter ended June 30, 2000 compared to $0.2 million, or 16% of revenues, in the same quarter of 1999. On a year to date basis depreciation and amortization expenses have increased by $0.6 million to $0.9 million, or 8% of revenues, compared to $0.3 million, or 13% of revenues, in the first six months of 1999. The increase resulted from the depreciation of approximately $3.5 million in equipment, software, furniture and leasehold improvements acquired from July 1999 through June 2000 and the amortization of approximately $2.7 million in intangible assets related to the acquisition of substantially all of the assets of Commonsite, LLC and Travel Companions International, Inc. in May of 1999.

Interest Expense

      Interest expense primarily relates to capital equipment leases, and totaled $5,000 in the quarter ended June 30, 2000 and $10,000 in the same quarter of 1999. On a year to date basis interest expense totaled $11,000 and $23,000 in the first six months of 2000, and 1999, respectively. Interest expense is expected to increase in future quarters as a result of interest accruing under a $2.0 million loan represented by that certain Amended and Restated Loan and Security Agreement, dated June 29, 2000, by and between the Company and Imperial Bank, the proceeds of which have been used by the Company to purchase equipment, software, furniture and leasehold improvements.

Other Income, Net

      Other income, net consists primarily of interest income. Other income, net increased by $0.5 million to $0.6, or 11% of revenues, in the quarter ended June 30, 2000 compared to $0.1 million, or 4% of revenues, in the same quarter of 1999. On a year to date basis other income, net has increased by $1.2 million to $1.3 million, or 12% of revenues, compared to $0.1 million, or 4% of revenues, in the first six months of 1999. The increase in other income, net was due to higher cash balances resulting from our IPO. We expect interest income to decline slightly over the next several quarters as cash is used in operating, investing and financing activities.

Income Taxes

      No provision for federal income taxes has been recorded for any of the periods presented due to the Company's current loss position.

LIQUIDITY AND CAPITAL RESOURCES

      Since we began operating as an independent company in June 1997, we have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through June 30, 2000 totaled approximately $65.6 million, including $21.5 million raised from Fingerhut Companies, Inc. and $41.1 million raised in our initial public offering. As of June 30, 2000, we had approximately $39.9 million in cash and cash equivalents and working capital of $38.8 million.

      Net cash used in operating activities was $7.9 million and $3.4 million in the six months ended June 30, 2000 and 1999, respectively. Cash used in operating activities for each period resulted primarily from net losses and increases in accounts receivable and prepaid expenses, which were partially offset by increases in accounts payable and accrued liabilities.

      Net cash provided by (used in) investing activities was $11.9 million and $(3.7 million) in the six months ended June 30, 2000 and 1999, respectively. In the six months ended June 30, 2000, $14 million was received from the maturity of commercial paper purchased in 1999 and approximately $2.0 million was used to purchase equipment, software, leasehold improvements and furniture. In the six months ended June 30, 1999, $600,000 was used for purchases of equipment, software, leasehold improvements and furniture, $1.7 million was used in the acquisitions of Catalog Site and World Wide Brochures and $1.5 million was used to purchase short-term investments which matured in the first quarter of 2000.

      Net cash provided by financing activities was $2.1 million and $8.6 million in the six months ended June 30, 2000 and 1999, respectively. In the six months ended June 30, 2000, net cash provided by financing activities resulted primarily from proceeds of a $2.0 million loan represented by an Amended and Restated Loan and Security Agreement, dated June 29, 2000, by and between the Company and Imperial Bank, the proceeds of which have been used by the Company to purchase equipment, software, furniture and leasehold improvements. In the six months ended June 30, 1999, net cash provided by financing activities resulted primarily from $8.6 million received from the sale of preferred stock pursuant to the exercise of warrants.

      We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over the next 18 months. Although we have increased revenues, our expenses also have continued to increase, and we expect this trend to continue in the near future. Although we believe we have sufficient cash and cash equivalents to fund our operations for the next 18 months, our cash requirements depend on several factors, including without limitation, the level of expenditures on advertising and brand awareness, the rate of market acceptance of our services, and the extent to which we use cash for acquisitions and strategic investments. Unanticipated expenses, poor financial results or unanticipated opportunities that require financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Substantially all of our cash equivalents, short-term securities and capital lease obligations are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. However, as of June 30, 2000, all of our cash equivalents mature within three months and all of our short-term securities mature within one year. As of June 30, 2000, we believe the reported amounts of cash equivalents, short-term securities and capital lease obligations to be reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holding of financial instruments is minimal.

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

ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Changes in Securities

      There were no changes in the Company's securities during the three months ended June 30, 2000.

(b)   Use of proceeds

      On September 27, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement, on Form S-1 (333-81151). Pursuant to this Registration Statement, on October 1, 1999 the Company closed its initial public offering of 3,200,000 shares of the Company's common stock at an initial public offering price of $12.00 per share (the "Offering"). Net proceeds to the Company, after calculation of the underwriters' discount and commissions, from the Offering totaled $35,712,000. In addition, on October 25, 1999, the Company sold 480,000 additional shares under the underwriters' overallotment option. Total net proceeds were $5,356,800. As of June 30, 2000, approximately $27.1 million of the proceeds from these transactions had been used, primarily for marketing and other working capital and approximately $3.4 million had been used to purchase computers, software, furniture and leasehold improvements. Until the proceeds are used they will be invested in short-term commercial paper.

(c)   Sales of Unregistered Securities

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

(a)   Imperial Bank Loan.

      On June 29, 2000, the Company obtained a $2.0 million loan pursuant to that certain Amended and Restated Loan and Security Agreement, by and between the Company and Imperial Bank, the proceeds of which have been used by the Company to purchase equipment, software, furniture and leasehold improvements.

(b)   Stock Buy Back.

         On July 28, 2000, the Company announced its intention to purchase on the open market up to 10% of the issued and outstanding shares of FreeShop common stock. The first repurchase of such shares occurred on August 1, 2000.

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

      None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              FREESHOP.COM, INC.


Date:   August 10, 2000                   By:  /s/ JOHN A. WADE

                                              Name:  John A. Wade
                                              Title: Chief Financial Officer