Form 10-Q/A
period 2000-09-30
APTIMUS INC
filed 2001-03-20
CIK 1087277

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

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


                                                                                               PAGE
PART I -  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           Balance sheets as of December 31, 1999 and September 30, 2000 (unaudited).............1

           Statements of Operations (unaudited) for the three and nine months ended
             September 30, 1999 and 2000.........................................................2

           Condensed Statements of Cash Flows (unaudited) for the nine months ended
             September 30, 1999 and 2000.........................................................3

           Notes to Financial Statements (unaudited).............................................4

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS...............................................................6


  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............................10

PART II   -  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS....................................................................10

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................10

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................10

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................11

  ITEM 5.  OTHER INFORMATION....................................................................11

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................11

SIGNATURES......................................................................................12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  APTIMUS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                        1999            2000
                                                                                    (unaudited)
ASSETS
Cash and cash equivalents....................................       $   33,795     $   21,210
Accounts receivable, net.....................................            3,472          3,821
Prepaid expenses and other assets............................              382          1,005
Short-term investments.......................................           13,952         13,402
                                                                    ----------     ----------
         Total current assets................................           51,601         39,438
Property and equipment, net..................................            2,250          4,039
Intangible assets, net.......................................            1,922          1,187
Long-term investments                                                        -            321
Deposits.....................................................               43             47
                                                                    ----------     ----------
                                                                         4,215          5,594
                                                                    ----------     ----------
                                                                    $   55,816     $   45,032
                                                                    ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable.............................................       $    1,370     $    2,272
Accrued and other liabilities................................            3,390          3,841
Current portion of capital lease obligations.................              105             53
Current portion of note payable..............................                -            800
                                                                    ----------     ----------
         Total current liabilities...........................            4,865          6,966
                                                                    ----------     ----------
Capital lease obligations, net of current portion............               40
Note payable, net of current portion.........................                -          1,000
                                                                    ----------     ----------
Total liabilities............................................            4,905          7,966
Shareholders' equity
   Common stock, no par value; 100,000 shares
     authorized, 15,524 and 15,722 (unaudited) issued
     and outstanding at December 31, 1999 and September 30,
     2000, respectively......................................           66,587         66,756
   Additional paid-in capital................................            2,858          2,816
   Deferred stock compensation...............................           (1,466)          (732)
   Accumulated deficit.......................................          (17,068)       (31,774)
                                                                    ----------     ----------
         Total shareholders' equity..........................           50,911         37,066
                                                                    ----------     ----------
                                                                    $   55,816     $   45,032
                                                                    ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      September 30,                       September 30,
                                                              ----------------------------        ----------------------------
                                                                 1999               2000             1999              2000
                                                              ---------         ----------        ---------        -----------
Net revenues.........................................         $  2,386          $   3,492         $  4,450          $  14,516
Cost of revenues.....................................              149                720              339              1,735
                                                              ---------         ----------        ---------        -----------
Gross profit.........................................            2,237              2,772            4,111             12,781
                                                              ---------         ----------        ---------        -----------
Operating expenses
   Sales and marketing...............................            4,640              7,333            8,782             23,355
   Research and development..........................              254                636              576              1,612
   General and administrative........................              310                640              772              2,339
   Equity-based compensation.........................              235                191              856                691
   Depreciation and amortization.....................              366                503              626              1,406
                                                              ---------         ----------        ---------        -----------
         Total operating expenses....................            5,805              9,303           11,612             29,403
                                                              --------          ---------         --------         ----------
Operating loss.......................................           (3,568)            (6,531)          (7,501)           (16,622)
Interest expense.....................................                9                 54               32                 65
Other income, net....................................              (69)              (627)            (156)            (1,942)
                                                              ---------         ----------        ---------        -----------
Net loss.............................................         $ (3,508)         $  (5,958)        $ (7,377)         $ (14,745)
                                                              =========         ==========        =========         ==========
Basic and diluted net loss per share.................         $  (0.42)         $   (0.38)        $  (0.90)         $   (0.94)
                                                              =========         ==========        =========         ==========
Weighted-average shares used in computing basic
   and diluted net loss per share....................            8,350             15,682            8,239             15,630
                                                              =========         ==========        =========         ==========


   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                             NINE MONTHS ENDED
                                                                                               September 30,
                                                                                           1999             2000
                                                                                        -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss........................................................................      $   (7,377)      $ (14,745)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization...............................................             669           1,660
      Bad debt expense............................................................             126           1,247
      Amortization of deferred compensation.......................................             450             691
      Compensation on shares sold to an employee by a principle shareholder.......             406
      (Gain) loss on disposal of property and equipment...........................             (10)             (4)
      Amortization of discount on short-term investments..........................             (14)            (98)
      Changes in assets and liabilities, net of impact of acquisitions:
        Accounts receivable.......................................................          (1,805)         (1,915)
        Prepaid expenses and other assets.........................................             (46)           (627)
        Accounts payable..........................................................             164             902
        Accrued and other liabilities.............................................             576             451
                                                                                        -----------      ----------
        Net cash used in operating activities.....................................          (6,861)        (12,438)
                                                                                        -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.............................................          (1,042)         (2,717)
  Proceeds from disposal of property and equipment................................               -               7
  Payments for business combinations..............................................          (1,666)              -
  Purchase of short-term investments..............................................          (1,536)        (13,352)
  Sale of short-term investments..................................................           1,500          14,000
  Purchase of long-term investments...............................................               -              (1)
                                                                                        -----------      ----------
        Net cash used in investing activities.....................................          (2,744)         (2,063)
                                                                                        -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under capital leases.........................................             (82)            (92)
  Proceeds from note payable......................................................               -           2,000
  Principal paid on note payable..................................................               -            (200)
  Repurchase of common stock......................................................            (400)           (130)
  Issuance of common stock, net of issuance costs.................................             109             338
  Issuance of series B convertible preferred stock................................           8,615               -
                                                                                        -----------      ----------
        Net cash provided by financing activities.................................           8,242           1,916
                                                                                        -----------      ----------
Net increase in cash and cash equivalents.........................................          (1,363)        (12,585)
Cash and cash equivalents at beginning of period..................................           2,892          33,795
                                                                                        -----------      ----------
Cash and cash equivalents at end of period........................................      $    1,529       $  21,210
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

     The Company has revised its previously reported net revenues, net loss and net loss per share for the third quarter of 2000 as follows:

                                                      Three months ended          Nine months ended
                                                      September 30, 2000          September 30, 2000
    ------------------------------------------------------------------------------------------------
    Originally reported:
         Net revenues                                     $ 5,602                     $ 16,626
         Net loss                                         $(3,848)                    $(12,635)
         Basic and diluted net loss per share             $ (0.25)                    $  (0.81)

    As revised:
         Net revenues                                     $ 3,492                     $ 14,516
         Net loss                                         $(5,958)                    $(14,745)
         Basic and diluted net loss per share             $ (0.38)                    $  (0.94)


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

     The Company also has advertising and lead generation agreements that provide for payment in equity securities of non-public companies. Revenue is recognized under such agreements when sufficient contemporaneous evidence exists concerning the value of the equity securities. Revenue recognized under such agreements was zero and $344,000 in the three and nine months ended September 30, 2000, respectively. No similar arrangements existed in 1999.

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

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation:

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         September 30,                       September 30,
                                              ----------------------------------  ----------------------------------
                                                         (UNAUDITED)                         (UNAUDITED)
                                                    1999              2000              1999              2000
                                              ----------------  ----------------  ----------------  ----------------
Numerator:

  Net loss....................................... $ (3,508)         $  (5,958)        $ (7,377)         $ (14,745)
                                                  =========         ==========        =========         ==========
Denominator:

  Weighted average shares used in computing
   net loss per share............................    8,350             15,682            8,239             15,630
                                                  ---------         ----------        ---------         ----------
Potentially dilutive securities consist of
  the following:

    Options to purchase common stock.............      958              1,546              958              1,546

    Warrants to purchase common stock............       28                 16               28                 16

    Series B convertible preferred stock.........    1,890                               1,890

    Warrants to purchase Series B
      convertible preferred stock................    1,621                               1,621
                                                  ---------         ----------        ---------         ----------

                                                     4,497              1,562            4,497              1,562
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

     In the quarters ended September 30, 1999 and 2000 our ten largest clients accounted for 37.4% and 59.1% of our revenues, respectively. During the quarters ended September 30, 1999 and 2000 no client accounted for more than 10% of our revenues. In each of the nine-month periods ended September 30, 1999 and 2000 our ten largest clients accounted for 30.1% of our revenues. No single client accounted for more than 10% of our revenues in the nine months ended September 30, 1999 and 2000.

     Our business has been operating at a loss and generating negative cash flows from operations since inception. As of September 30, 2000, we had an accumulated deficit of approximately $31.8 million. At the time we filed the original Form 10-Q for the quarter ended September 30, 2000 we expected continued increase in the level of our investment in marketing and promotion, development of technology and expansion of our business. In February 2001 the decision was made to discontinue activities related to our consumer-direct Web sites. This decision will result in a decrease in our continuing operating expenses. Even with a decrease in continuing operating expenses our losses and negative cash flows are likely to continue.

     We have experienced rapid growth and have a limited operating history. Because of this we believe period-to-period comparison of our operating results is not meaningful and the results for any period should not be relied upon as an indication of future performance.

     We are restating our previously reported revenue related to the accounting for agreements that provide for payment in equity securities of non-public companies and the collectibility of certain third quarter revenues. It was determined that sufficient contemporaneous evidence to support the value of the equity securities did not exist and revenue previously recognized in the third quarter should be restated. Also the collectibility of certain third quarter revenues were reevaluated in light of the continued decline in the financial condition of certain customers and issues arising from increased lead delivery volumes in the second half of the third quarter. The restatement resulted in a reduction in revenues for the nine months ended September 30, 2000 from $16.6 million to $14.5 million, or 12.7% of revenues.

     The Company currently anticipates that beginning with its annual report on Form 10-K for the year ended December 31, 2000 it will file a single step statement of operations. Amounts currently shown as cost of revenue will be reclassified to the appropriate operating expense category.

RESULTS OF OPERATIONS

Net revenues

     We derive our revenues primarily from online lead generation and advertising contracts. Our revenues increased by $1.1 million, or 46%, to $3.5 million in the quarter ended September 30, 2000 compared to $2.4 million in the same quarter of 1999. On a year to date basis net revenues have increased by $10.1 million or 226% to $14.5 million, compared to $4.4 million in the first nine months of 1999. This growth in revenue was primarily attributable to continued increases in the size of our email newsletter list, an increase in the number of visits to our Web sites and an increase in the number of emails sent to each club member. An increase in visits to our Web sites provides more banner and anchor inventory and increased lead generation revenues. Revenues from advertising services were $1.9 million in the quarter ended September 30, 2000, compared to $1.1 million in the same quarter of the prior year. Although revenues have increased over the prior year they have declined from the prior quarter. This decline is primarily attributable to an industry wide decrease in demand for advertising products, particularly email newsletter sponsorships. Revenues are expected to continue to decline in the fourth quarter of 2000 and the first quarter of 2001.

Cost of revenue

     Cost of revenues consists of expenses associated with the maintenance and usage of the Company's Web sites, including Internet connection charges, email delivery costs, banner ad serving fees, equipment and software depreciation and personnel costs. Cost of revenues increased to $0.7 million in the quarter ended September 30, 2000 from $0.1 million in the same quarter of 1999. On a year to date basis cost of revenues increased to $1.7 million from $0.3 million in the first nine months of 1999. The increase was primarily due to additional email delivery costs, depreciation of additional equipment and personnel costs to support our growth. Gross margin decreased to 79.4% in the quarter ended September 30, 2000, from 93.8% in the same quarter of 1999. On a year to date basis gross margin decreased to 88.0% in the first nine months of the year 2000 from 92.4% for the same period in 1999. The decline in gross margin is primarily attributable to the increased email delivery costs. We expect gross margin to decrease in the short-term as net revenue is expected to decline in the short-term and most of these costs are fixed in nature.

Sales and Marketing

     Sales and marketing expenses consist primarily of marketing and promotional costs related to developing our brands and generating visits to our Web sites, as well as personnel and other costs. Sales and marketing expenses increased by $2.7 million to $7.3 million, or 210% of revenues, in the quarter ended September 30, 2000 compared to $4.6 million, or 195% of revenues, in the same quarter of 1999. On a year to date basis sales and marketing expenses have increased by $14.5 million to $23.3 million, or 161% of revenues, compared to $8.8 million, or 197% of revenues, in the first nine months of 1999. The increase was due primarily to increases in advertising and brand awareness spending and increases in personnel costs. On an absolute basis, we expect sales and marketing expenses comparable levels over the next few quarters and then to decrease as the impact of the February 20, 2001 reduction in workforce takes effect.

Research and Development

     Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our Web site and related systems. Research and development expenses increased by $0.3 million to $0.6 million, or 18% of revenues, in the quarter ended September 30, 2000 compared to $0.3 million, or 11% of revenues, in the same quarter of 1999. On a year to date basis research and development expenses have increased by $1.0 million to $1.6 million, or 11% of revenues, compared to $0.6 million, or 13% of revenues, in the first nine months of 1999. The increase was primarily due to hiring additional staff to support our growth, continued improvements in our internal systems and enhancements and modification to our Web site.

General and Administrative

     General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses increased by $0.3 million to $0.6 million, or 18% of revenues, in the quarter ended September 30, 2000 compared to $0.3 million, or 13% of revenues, in the same quarter of 1999. On a year to date basis general and administrative expenses have increased by $1.6 million to $2.3 million, or 16% of revenues, compared to $0.7 million, or 17% of revenues, in the first nine months of 1999. The increase in absolute dollars on a year to date basis are due in part to a $236,000 one-time write-off of costs associated with the Company's cancelled secondary offering. The remaining increase is due to increased personnel costs and professional service fees necessary to support our growth.

Equity-Based Compensation

     Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options and recognition of expenses when our principal shareholders sell our stock to employees and directors at a price below the then estimated fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the option granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to non-employees. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses remained consistent at $0.2 million, or 6% of revenues, in the quarter ended September 30, 2000 compared to $0.2 million, or 10% of revenues, in the same quarter of 1999. On a year to date basis equity-based compensation expenses have decreased by $0.2 million to $0.7 million, or 5% of revenues, compared to $0.9 million, or 19% of revenues, in the first nine months of 1999. The decrease in absolute dollars and as a percentage of revenue resulted primarily from recognition of $0.4 million of expense associated with the sale of shares by a principle shareholder to an employee in April of 1999. This has been offset by increases in expense due to issuing options with exercise prices lower than the closing price on the date granted. We expect equity-based compensation to decrease through March 2001.

Depreciation and Amortization

     Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment, and office furniture and amortization on intellectual property, non-compete agreements and goodwill from acquisitions. Depreciation and amortization expenses increased by $0.2 million to $0.6 million, or 17% of revenues, in the quarter ended September 30, 2000 compared to $0.4 million, or 16% of revenues, in the same quarter of 1999. On a year to date basis depreciation and amortization expenses have increased by $1 million to $1.7 million, or 11% of revenues, compared to $0.7 million, or 15% of revenues, in the first nine months of 1999. The increase resulted from the depreciation of approximately $4.0 million in equipment, software, furniture and leasehold improvements acquired from October 1999 through September 2000 and the amortization of approximately $2.7 million in intangible assets related to the acquisition of substantially all of the assets of Commonsite, LLC and Travel Companions International, Inc. in May of 1999. We are amortizing the intangible assets over varying periods up to a maximum period of five years. As of September 30, 2000, $1.2 million of intangible assets remain to be amortized.

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

Other Income, Net

     Other income, net consists primarily of interest income. Other income, net increased by $0.5 million to $0.6, or 18% of revenues, in the quarter ended September 30, 2000 compared to $0.1 million, or 3% of revenues, in the same quarter of 1999. On a year to date basis other income, net has increased by $1.7 million to $1.9 million, or 13% of revenues, compared to $0.2 million, or 4% of revenues, in the first nine months of 1999. The increase in other income, net was due to higher cash balances resulting from our IPO. We expect interest income to decline slightly over the next several quarters as cash is used in operating, investing and financing activities.

Income Taxes

     No provision for federal income taxes has been recorded for any of the periods presented due to the Company's current loss position.

LIQUIDITY AND CAPITAL RESOURCES

     Since we began operating as an independent company in June 1997, we have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through September 30, 2000 totaled approximately $65.4 million, including $21.5 million raised from Fingerhut Companies, Inc. and $41.1 million raised in our initial public offering. As of September 30, 2000, we had approximately $34.6 million in cash and cash equivalents and short-term investments and working capital of $32.5 million.

     Net cash used in operating activities was $12.4 million and $6.9 million in the nine months ended September 30, 2000 and 1999, respectively. Cash used in operating activities for each period resulted primarily from net losses and increases in accounts receivable and prepaid expenses, which were partially offset by increases in accounts payable and accrued liabilities.

     Net cash used in investing activities was $2.1 million and $2.7 million in the nine months ended September 30, 2000 and 1999, respectively. In the nine months ended September 30, 2000, $14 million was received from the maturity of commercial paper purchased in 1999, $13.4 million was used to purchase commercial paper; and $2.5 million was used to purchase equipment, software, leasehold improvements and furniture. In the nine months ended September 30, 1999, $1.0 million was used for purchases of equipment, software, leasehold improvements and furniture, $1.7 million was used in the acquisitions of Catalog Site and World Wide Brochures and $1.5 million was used to purchase short-term investments which matured in the first quarter of 2000.

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

     We believe our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next six to nine months. Although we believe we have sufficient cash and cash equivalents and short-term investments to fund our operations for at least the next six to nine months, our cash requirements depend on several factors, including without limitation, the level of expenditures on advertising and brand awareness, the rate of market acceptance of our services, the level of investment to improve and expand our technological capabilities and the extent to which we use cash for acquisitions and strategic investments. Unanticipated expenses, poor financial results or unanticipated opportunities that require financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

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

(b)  Use of proceeds

     On September 27, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement, on Form S-1 (333-81151). Pursuant to this Registration Statement, on October 1, 1999 the Company closed its initial public offering of 3,200,000 shares of the Company's common stock at an initial public offering price of $12.00 per share (the "Offering"). Net proceeds to the Company, after calculation of the underwriters' discount and commissions, from the Offering totaled $35,712,000. In addition, on October 25, 1999, the Company sold 480,000 additional shares under the underwriters' overallotment option. Total net proceeds from the overallotment were $5,356,800. As of September 30, 2000, approximately $35.2 million of the proceeds from these transactions had been used, primarily for marketing and other working capital and approximately $5.9 million had been used to purchase computers, software, furniture and leasehold improvements. Until the proceeds were used they were invested in short-term commercial paper.

(c)  Sales of Unregistered Securities

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 23, 2000, the Company held its annual meeting of shareholders wherein the four directors identified below were elected to serve on the Company's Board of Directors until the next annual meeting of shareholders and until their respective successor is elected and qualified. The results of the election were as follows:

     Director                        Votes For               Votes Withheld
     --------                        ---------               --------------

Timothy C. Choate                    14,325,423                  11,785

Kirk M. Loevner                      14,325,233                  11,975

John P. Ballantine                   14,325,533                  11,675

John B. Balousek                     14,325,233                  11,975


     In addition, the shareholders approved the adoption of an Employee Stock Purchase Plan ("Plan"), which Plan provides for a means by which employees of the Company can purchase shares of the Company's common stock pursuant to planned payroll deductions. The results of the vote on approval of the Plan were as follows:

Matter              Votes For    Votes Against   Abstentions   Broker Non-Votes
------              ---------    -------------   -----------   ----------------

Employee Stock
Purchase Plan      11,868,339       122,149         3,012          2,343,708


ITEM 5. OTHER INFORMATION

(a)  Name Change.

     On October 16, 2000, the Company changed its name from FreeShop.com, Inc. to Aptimus, Inc. In conjunction with this change, the Company's trading symbol on the Nasdaq National Market was changed from FSHP to APTM.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

     Exhibit
     Number        Description
     ------        -----------
      99.1         Analysis of Risk Factors


(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APTIMUS, INC.


Date:   March 20, 2001                    By: /s/ JOHN A. WADE
                                              ----------------------------------
                                              Name:  John A. Wade
                                              Title: Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit
Number         Description
------         -----------
99.1           Analysis of Risk Factors