Form 10-K405
period 2000-12-31
APTIMUS INC
filed 2001-04-02
CIK 1087277

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                   NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                 ON WHICH REGISTERED
                -------------------                                ---------------------
                       None                                               NASDAQ

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the registrant's Common Stock held by non-affiliates as of March 28, 2001 was approximately $5,052,495. The number of shares of the registrant's Common Stock outstanding as of March 28, 2001 was 15,319,411.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 12, 2001 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Aptimus, Inc. ("Aptimus" or the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the risks and uncertainties described under "Business -- Risk Factors" in Part I of this Annual Report. Certain of the forward-looking statements contained in this Report are identified with cross-references to this section and/or to specific risks identified under "Business -- Risk Factors."

                                     PART I

ITEM 1: BUSINESS

OVERVIEW

     Aptimus is building a powerful online direct marketing network. Aptimus provides a single-source online marketing solution that enables marketers to reach targeted audiences with specific promotional offers throughout the Internet. Aptimus began as Freeshop.com, an online direct marketing Company focused on connecting marketers and consumers via our Website, FreeShop.com. The concept was to leverage the unique qualities of the Internet to change the direct marketing paradigm and allow consumers to pick and choose the promotional offers they actually want from direct marketers.

     This site-centric approach led to the Company's growth through our initial public offering in 1999 and into 2000. The core of our business model was the lead generation business, a decades-old two-step marketing process where marketers offer a free trial, sample or information as a first step to acquiring a new customer. By the year 2000, our lead generation business was surrounded by advertising and sponsorship opportunities, which grew to 65% of our revenues in the second quarter of 2000.

     During the year 2000, funding for Internet companies slowed and stock prices generally declined. Lack of funding, combined with an increased focus among Internet companies on profitability over growth objectives, resulted in reduced marketing spending by Internet companies, most notably in the second half of 2000. This drop in spending has had significant repercussions throughout the industry and materially affected our advertising and sponsorship businesses.

     In the second half of 2000, a large number of Internet companies went out of business, resulting in further reductions in marketing spending and a significant increase in bad debt provisions.

     While Aptimus has faced major challenges in 2000 and our results have suffered, we have tried to maintain our aggressive posture and focus on what we know best -- online direct marketing. Toward this end, we undertook an evaluation of all aspects of how we do business, beginning in June 2000. Through this effort, we made a number of determinations and commitments that formed the basis of our strategy going forward.

     - We determined that revenue streams from advertising and sponsorship opportunities were declining quickly and would not likely return to their earlier levels for some time to come. Those revenue streams were critical to making rapid growth via our site-centric approach possible, given the high marketing and infrastructure costs of growing a Web site audience.

     - We determined that our lead generation core business remained strong; although the Internet-centric aspects such as e-mail list development for Internet companies would be more challenging to build. Direct marketing in general has continued to prosper, and most direct marketers have recognized the importance of the Internet as a key part of their distribution mix.

     - We determined that all major sites throughout the industry would be feeling the same impacts on advertising spending, and thus would be seeking alternative revenue-generation opportunities such as action-based pricing (where fees are paid on a per-lead basis).

     - We determined that our direct marketing clients could be served equally, or in fact even better, by our placement of their offers in relevant context through other companies' Web sites, without Aptimus spending resources to build out our own site audiences.

     As a result of these determinations, we made a shift to build a network strategy beginning last Summer, placing direct marketing clients' offers in contextually relevant locations on partner Web sites throughout the Internet. Consistent with this new strategy, in October 2000, we renamed our company Aptimus, Inc., and christened our network the Aptimus Network.

     The early results of our network showed strong potential compared to our traditional business model. The network-based order volumes went from zero in mid-August 2000 to over 100,000 orders per day in early October, in contrast to order volumes on the Company's Web sites of 30,000 per day, on average. However, an immediate internal challenge surfaced with the increased volumes. The Company's technology systems were built for a site-centric approach, and were not prepared for the extraordinary volume growth from the network model. Additionally, our clients, some of whom went from a delivery of 20,000 orders per month to 20,000 orders per day, were unprepared for this sudden increase in volume.

     Aptimus thus made the decision to slow down the implementation of the network strategy in order to resolve the resulting technology challenges.

     The Company began internal development plans around the network model, and simultaneously sought third party solutions. In its search, XMarkstheSpot, Inc. was identified as having a very strong network technology platform. The key features provided by the XMarkstheSpot technology include increased targeting ability, dynamically served offers, lead volume management by client and offer, and multiple offer presentation formats for distribution to Web site partners.

     The Company immediately moved to acquire the assets of XMarkstheSpot to advance its network capabilities by an estimated period of six to twelve months. The asset acquisition was closed at the end of November 2000 for a total of $1.5 million in cash and 405,588 shares of common stock, 145,580 of which were placed in escrow.

     Following the acquisition, the Company restructured its organization and management team around the network opportunity and integrated the XMarkstheSpot team during December and January. As part of the focus on the network opportunity and with the planned exit from its consumer Web sites, the Company reduced its staff to 65 employees as of March 1, 2001, down from 215 at the beginning of 2001. With the network model in place, a strong technology foundation and a lower cost structure, the Company is well positioned for 2001 and beyond.

INDUSTRY BACKGROUND

  Direct Marketing

     Advertising expenditures can be broadly defined as either brand or direct marketing. Brand advertising is intended to generate brand name awareness and create a specific image for a particular company, product or service. Direct marketing involves any direct communication to a consumer intended to generate a specific response or action, generally a purchase of a product or service.

  Traditional Direct Marketing

     Traditional direct marketing media include direct mail, telemarketing, newspaper, magazine, radio and television advertising. Although traditional direct marketing is effective and widely used, it presents a number of challenges for marketers and consumers alike. Traditional direct marketers generally lack specific and timely information on a particular consumer's immediate interests. As a result, marketers spend considerable resources on communications most consumers don't want or need. For example, the average response rate to an average credit card solicitation is only 1.2% according to the DMA. Given the costs associated with traditional direct marketing, which typically include printing, data processing, postage, assembly, labor, telecommunications, and facilities, low response rates make the process increasingly inefficient.

  Online Direct Marketing

     Online direct marketing media include banner advertisements, interstitials, advertorials, text-links, pop-ups, targeted email solicitations and Web site sponsorships. Online direct marketing is more efficient than traditional direct marketing because it requires lower production costs and provides easier and faster customer response features. In addition, online direct marketing allows marketers to develop one-to-one relationships with customers; collect instantaneous data and feedback on marketing campaigns; and, enables highly customized marketing campaigns.

     Even with these advantages, direct marketers face challenges in realizing the full potential of the Internet as a marketing medium. With millions of Web sites, only a fraction of which have significant audiences, it is difficult for marketers to decide where to spend their marketing budgets. Even leading brand name marketers who build their own Web sites must find ways to attract a sizeable audience. In addition, technological hurdles may impede conventional direct marketers from successfully extending their activities to the Internet.

THE APTIMUS SOLUTION

     Aptimus provides a single-source online solution for marketers to acquire new customers via online media. The Aptimus Network presents consumers with relevant offers geared to their immediate interests, allowing marketers to reach consumers with the right offers when they are most likely to respond. Our offer presentation serving technology platform enables us to promote offers contextually across the Internet. Built on a technology platform, which is flexible and scalable, The Aptimus Network can support millions of users and hundreds of Marketers and Web site partners.

  Contextual Marketing

     The Aptimus Network draws its strength from contextual marketing. Marketer offers are placed among partner Web sites and e-mail channels, complementing the content. The result: the right offers presented at the right place and the right time.

  Benefits to Consumers

     Aptimus puts consumers in control of the direct marketing process by empowering them to select offers that most interest them and meet their individual needs. Through The Aptimus Network of Web site partners, we bring together consumers and marketers in a contextual interactive environment. The Aptimus Network has a broad range of offers from top consumer brands. The offers include items such as catalogs, magazines, product samples, software, brochures, and coupons, covering a variety of interests such as travel, personal finance, entertainment and sports. In addition, because many offers are free or trial offers, consumers are able to try new products and services before making purchase decisions.

  Benefits to Marketers

     Aptimus benefits marketers by offering a powerful, cost effective way to acquire customers online. Aptimus provides marketers with a diverse tool kit designed to meet their objectives throughout the direct marketing process, from awareness to interest to trial to sale. Our services include all facets of the digital direct marketing process, from pre-campaign planning, to offer consultation, creative execution, lead generation, campaign measurement/reporting and campaign refinement. We offer marketers the option to only pay for results. Marketers pay Aptimus for the number of leads and/or orders delivered. Since our lead generation services are billed on a results basis, marketers can test direct marketing services with little risk. Additionally, direct marketers control their campaigns by setting budget, duration and lead volume caps. Most importantly, because consumers select the offers they want to receive, direct marketers acquire higher quality leads.

  Benefits to Web site partners

     Aptimus helps Web site partners strengthen their relationships with their existing visitors by presenting relevant offers to users in the context of their experience. Compelling promotional offers help engage Web site visitors on partner sites and help generate additional revenue streams from previously unmonetized real estate. Aptimus works closely with partners to identify areas of their Web sites and e-mail channels that have the most profit potential, then dynamically serve targeted offers that match users' interests. Partners then share in the cost-per-action results.

STRATEGY

     Our objective is to be the dominant pay-for-performance online direct marketing network. We intend to achieve this objective by the following key strategies:

  Increase Client Base

     Aptimus provides direct marketers a cost-effective alternative to traditional direct marketing and, as a result the Company has a significant opportunity to increase the number of direct marketing clients we serve. In particular, we are seeing more national consumer brand companies seeking Internet-based direct marketing vehicles, and we plan to initiate new relationships and expand our existing relationships with these companies. We continue to focus our sales staff to drive this client growth. We plan to continue to expand and refine the services we offer to our clients, including enhanced marketing programs, new methods of presenting offers, expanded and customized data-gathering options and increased opportunities for following up on initial lead generation. In addition to enhancing our existing marketing programs, we will be developing new programs in an effort to meet the needs of new and different marketers. Finally, we are beginning to focus on marketing our services to advertising and direct marketing agencies as a solution for their client companies to access consumers on the Internet.

  Increase Web site Partner Base

     We intend to continue to grow our Partner web site network by focusing on the top 100 Websites. Because consumers tend to favor well-known, high quality, branded Web sites, it is critical for us to build strong mutually profitable, relationships with the industry leaders. To date we have established partnerships with multiple top sites including MSN and NBCi.

  Expand Offers

     The number and quality of offers available on our partner Web sites are critical to our ability to increase revenues. We plan to expand the number and variety of offers in the Aptimus Network. We will drive this content expansion through the focused efforts of our Strategic Solutions Group, internal sales teams and advertising and direct marketing agency partnerships.

  Continue to Develop and Use Technology to Enhance Direct Marketing
Capabilities

     The Aptimus Network will continue to evolve in order to address the evolving needs of direct marketers, web publishers and customers with a sophisticated technology offering. The network resides on a platform that is flexible, reliable and scalable. It can support millions of users and any number of marketers and partners. We continually update our technology in order to be able to provide our marketer clients and partners with the most effective offer presentations.

CLIENT SERVICES

     We offer marketers and Web site publishers a full suite of products and services designed to meet their objectives throughout the entire marketing process. We provide the infrastructure that makes direct marketing work in the digital world. Combining media and technology expertise, our products and services enable direct marketers to deliver the right offers, to the right prospects, at the right time, while helping Web publishers maximize their revenue and build their business online.

     Our primary business is generating customer leads through free, trial and promotional offers. Consumers are able to place orders with us for these offers promoted on partner Web sites and in partner e-mail newsletters, and we deliver this order information to our clients who are responsible for fulfilling these orders. Information sent to our clients includes information required for order fulfillment as well as additional information requested by the marketer. Marketers pay Aptimus for each customer order, or lead, we generate.

SALES AND MARKETING

  Client Base Development

     We sell our solutions to direct marketer clients primarily through a sales and marketing organization. Aptimus has changed its sales strategy from a centralized approach based in Seattle to a decentralized approach focused on large-scale, top-tier direct marketing leaders in major markets. Our salespeople are located in San Francisco, Seattle, New York, Atlanta and Denver. As part of our strategy to increase our client base, we will increase our sales force and client account management teams on an as needed basis. We conduct comprehensive marketing programs and support our direct sales efforts to promote Aptimus. These programs include public relations and advertising campaigns designed to generate awareness and sales leads from marketers through various trade and industry publications. Our marketing efforts also include participation in industry trade shows as well as ongoing customer and prospect communications programs.

  Partner Base Development

     Aptimus has a dedicated team of Web site partner salespeople who target and offer high-quality Web publishers the opportunity to participate in the Aptimus Network. Aptimus account managers work closely with our partner Web sites to determine the most advantageous offer placement and presentation, monetizing previously untapped content. We continually analyze consumer response to offers placed on partner web sites in order to optimize results. By adjusting the offer message and finding the most advantageous site placement and presentation we are able to maximize return on investment for our partners.

ACQUISITIONS AND TRANSITIONS

     Due to early network technology challenges, Aptimus identified and acquired a technology solution with its acquisition of XMarkstheSpot, Inc. The acquired technology has now been fully integrated and Aptimus has begun to rebuild its network momentum.

     In February 2001, Aptimus announced that it was repositioning the Company into a direct marketing infrastructure provider, focusing all of its resources on building its direct marketing network. With this change, Aptimus announced its plans to discontinue all activities related to its consumer Web sites, including FreeShop.com, Desteo.com, and CatalogSite.com. Transition plans are being developed for each site; potential sales offers are currently being evaluated.

OPERATIONS AND TECHNOLOGY

     We have implemented a broad array of offer presentation, customer service, transaction processing and reporting systems using both proprietary and licensed technologies. We believe the acquisition of XMarkstheSpot technology will enable us to achieve significant growth to accommodate the level of business we are working to achieve in calendar year 2001 and beyond.

     The Aptimus Network resides on a platform that is flexible, reliable and scalable. It can support millions of users and large numbers of marketers and partners. Aptimus' proprietary network has been developed using both data and process engineering approaches to ensure a comprehensive and reliable architecture. The Aptimus Network technology has been created with four goals in mind:

          Flexibility: The network is built entirely in Java, HTML, and XML, and is intended to run across all platforms and networks.

          Compatibility: To support the network, we have designed our remote registration drivers to scale easily across partner Websites with a minimum of technical integration required.

          Reliability: We have conducted hundreds of thousands of transactions across our growing network of partner sites with a negligible failure rate. All our data transfers are conducted according to industry-standard security protocols, including Secure Sockets Layer (SSL).

          Scalability: All of our technologies are designed for rapid, complete deployment across any number of partners. We leverage existing registration implementations at our partner sites to speed up the integration process.

     The Aptimus Network technology has been designed to evolve with the business and the Internet marketplace.

COMPETITION

     We face intense competition from online advertising and direct marketing companies like DoubleClick, Engage, Avenue A, L-90, and AdForce. For the most part these competitors continue to sell advertising based on a cost-per-thousand model vs. our pay-for-performance approach.

     Aptimus also competes for Internet advertising revenues with large Web publishers and Web portals, such as AOL Time Warner, MSN and Yahoo.

     In the last 12 months we've begun to compete with a number of small direct competitors who are attempting to build pay-for-performance direct marketing networks. These competitors include companies such as Mighty Seven and Get Relevant.

SEASONALITY

     Aptimus is subject to seasonal fluctuations. Direct Marketers generally increase their customer acquisition efforts in the late third quarter and early fourth quarter than at any other time of the year. Further, Internet user traffic typically drops during the summer months. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns.

INTELLECTUAL PROPERTY

     We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, partners and others to protect our intellectual property rights. We have registrations or pending registrations of the trademark "Aptimus" and "The Aptimus Network" in the United States, Australia, Canada, China, the European Union, and New Zealand.

     We have registered a number of domain names, including aptimus.com, freeshop.com, catalogsite.com, desteo.com and clubfreeshop.com among others. Internet regulatory bodies regulate domain names. The regulation of domain names in the United States and in foreign countries is subject to change in the future. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe on or otherwise decrease the value of our trademarks and other proprietary rights. We believe there are online companies in other countries using domain names that potentially infringe on our trademarks.

     Aptimus may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any such license on commercially reasonable terms, if at all, or guarantee that rights granted by any licenses will be valid and enforceable.

EMPLOYEES

     As of March 1, 2001, Aptimus had a total of 65 employees. The current employee mix includes 36 in sales and marketing, 17 in technology and development, and 12 in finance and administration. Unions represent none of our employees. We consider relations with our employees to be good.

                         RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE.

     Our limited operating history makes predicting our future performance difficult and does not provide investors with a meaningful basis for evaluating an investment in our common stock. From our inception in June 1994 through June 1997, we existed as a division of Online Interactive, Inc. We began operations as an independent company in June 1997. In the first half of 1998, we began offering advertising opportunities on our Web sites and in our email newsletters, in addition to our primary business of lead generation. As a result, our performance from the end of the first quarter of 1998 through January 2001 was not comparable to prior periods. In February 2001, we repositioned the company as a direct marketing infrastructure provider, focusing all our resources on building our direct marketing network. As a result, our performance will not be comparable to prior periods. Moreover, the current economic downturn in the Internet business has caused many online advertisers to drastically cut back or eliminate their advertising and marketing budgets and, in some cases, cease business operations altogether. Further erosion of this revenue source may adversely affect our operating results.

WE WILL FACE RISKS ENCOUNTERED BY EARLY-STAGE COMPANIES IN INTERNET-RELATED BUSINESSES AND MAY BE UNSUCCESSFUL IN ADDRESSING THESE RISKS.

     We face risks frequently encountered by early-stage companies in new and rapidly evolving markets, including the market for online direct marketing. We may not succeed in addressing these risks, and our business strategy may not be successful. These risks include uncertainties about our ability to:

     - attract a larger number of consumers to our direct marketing network;

     - contract with new marketing clients and add new and compelling content to our offer network;

     - contract with new online distribution partners with access to large volumes of online users;

     - collect receivables for services performed from existing marketing clients;

     - manage our evolving operations;

     - adapt to potential decreases in online advertising rates;

     - successfully introduce new products and services;

     - continue to develop and upgrade our technology and to minimize technical difficulties and system downtime;

     - create and maintain the loyalty of our customers, partners and clients;

     - maintain our current, and develop new, strategic relationships and alliances; and

     - attract, retain and motivate qualified personnel.

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

     We have not achieved profitability and expect to continue to incur substantial losses through 2001. We incurred net losses of $3.2 million, or more than 2.5 times the amount of our net revenues, for the year ended December 31, 1998, $10.9 million, or nearly 1.3 times the amount of our net revenues, for the year ended December 31, 1999, and $21.1 million, or 1.2 times the amount of net revenues for the year ended December 31, 2000. As of December 31, 2000, our accumulated deficit was $38.2 million. We have replaced an earlier strategy of increased expenditures to accelerate growth with our current strategy of maintaining operating expenses and capital expenditures to levels commensurate with actual growth. In February 2001 the decision was made to discontinue activities related to our consumer-direct Web sites. Although this decision will result in a decrease in continuing operating expenses after the first quarter of 2001, we will need to significantly increase net revenues to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our net revenues will grow more slowly than we anticipate or that operating expenses will exceed our expectations. Our accountants have noted these conditions that raise substantial doubt about our ability to continue as a going concern, as emphasized in their report included in this annual report.

OUR QUARTERLY OPERATING RESULTS ARE UNCERTAIN AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD NEGATIVELY AFFECT THE VALUE OF OUR SHARE PRICE.

     Our operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate. For example, during the year ended December 31, 2000, the percentage of annual net revenues attributable to the first, second, third and fourth quarters were 30.5%, 34.8%, 20.7% and 14.0%, respectively. Our operating results for a particular quarter or year may fall below the expectations of securities analysts and investors. With the significant shift in the business to an online direct marketing infrastructure provider, operating results in the near term may fall below earlier established expectations of securities analysts and investors. These lower operating results may cause a decrease in our stock price.

     Our limited operating history and new business model makes it difficult to ascertain the effects of seasonality on our business. We believe, however, that our revenues may be subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. A decline in the economic prospects of advertisers could alter current or prospective advertisers' spending priorities, or the time periods in which they determine their budgets, or increase the time it takes to close a sale with our advertisers.

IF WE CANNOT SECURE SUFFICIENT PROMOTIONAL OFFERS FROM OUR MARKETER CLIENTS, OUR BUSINESS WILL SUFFER.

     If we are unsuccessful in acquiring and renewing a continuing array of free, trial and promotional offers for our distribution network, our order volumes will likely decrease. The attractiveness of our offer network to consumers and distribution partners is based in part on our ability to provide a broad variety of offers of interest to consumers. In addition, a number of other Web sites give consumers access to similar offers. We face competition for free, trial and promotional offers from these Web sites as well as a variety of other online and traditional competitors. Without sufficient variety and quality of offers, our promotional offer network will become less attractive to both marketers and our distribution partners through whose sites the offers are promoted, and our ability to generate revenues from marketer clients will be adversely affected.

THE MAJORITY OF OUR CONTRACTS HAVE MONTH-TO-MONTH TERMS, AND THE LOSS OF A SIGNIFICANT NUMBER OF THESE CONTRACTS IN A SHORT PERIOD OF TIME COULD HARM OUR BUSINESS.

     During the year ended December 31, 2000, approximately 90% of our contracts had month-to-month terms with automatic renewal unless terminated by either party with 10 days' notice. The loss of a significant number of these contracts in any one period could result in decreased traffic to our Web sites, cause an immediate and significant decline in our net revenues and cause our business to suffer.

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

OUR STOCK PRICE HAS SUFFERED A SIGNIFICANT DECREASE DURING THE LAST FISCAL YEAR AND, AS A RESULT, WE ARE NOT CURRENTLY IN COMPLIANCE WITH NASDAQ'S CRITERIA FOR CONTINUED LISTING ON NASDAQ, AND MAY BE DELISTED IF WE ARE UNABLE TO COMPLY.

     Our common stock is quoted on the NASDAQ National Market. There are a number of continuing requirements that must be met in order for the common stock to remain eligible for quotation on the NASDAQ National Market or the NASDAQ SmallCap Market. The failure to meet the maintenance criteria in the future could result in the delisting of our common stock from NASDAQ. If our common stock were to be delisted, trading, if any, in the common stock may then continue to be conducted on the OTCBB. As a result, an investor may find it more difficult to sell the common stock or to obtain accurate quotations as to the market value of the common stock. By letter dated March 22, 2001, we were advised by NASDAQ that we are out of compliance with the NASDAQ rule that requires companies listed on the exchange to maintain a minimum bid price of $1.00 for their stock. We cannot assume that we will regain compliance with NASDAQ listing requirements within the prescribed timeframes, or at all.

SINCE OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION THAT IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

     The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Litigation brought against us could result in substantial costs to us in defending against the lawsuit and a diversion of management's attention that could reduce the value of your investment.

IF A SIGNIFICANT NUMBER OF OUR CLIENTS EXPERIENCE A DECLINE IN THEIR FINANCIAL CONDITION, THE COLLECTIBILITY OF OUR ACCOUNTS RECEIVABLE MAY SUFFER, MATERIALLY ADVERSELY AFFECTING OUR FINANCIAL RESULTS.

     Some of our clients have suffered a decline in their financial condition, causing us to reevaluate the collectibility of some accounts receivable. Due in part to this reevaluation, we restated our financial results for the third quarter of 2000. A decline in the financial condition of addition clients owing significant amounts to us could cause us to write off the amounts owed by these entities as bad debt, which could have a material adverse effect on our financial results.

AN INCREASE IN THE NUMBER OF ORDERS ON OUR NETWORK MAY STRAIN OUR SYSTEMS OR THOSE OF OUR THIRD-PARTY SERVICE PROVIDERS, AND WE ARE VULNERABLE TO SYSTEM MALFUNCTIONS.

     Any serious or repeated problems with the performance of our network could lead to the dissatisfaction of consumers, our marketer clients or our distribution partners. The order volume on our network is expected to increase over time as we seek to expand our client, consumer and distribution partner base. The proprietary and third-party systems that support our network must be able to accommodate an increased volume of traffic. Although we believe our systems and those of our third-party hosting service providers can currently accommodate well in excess of current order volumes, our Web sites and our network have, in the past, experienced slow response times and other systems problems for a variety of reasons, including failure of our third party Internet service providers, hardware failures and failure of software applications. In these instances, our Web sites and our network were typically unavailable or slow for approximately one and one-half to two hours. Although these failures did not have a material adverse effect on our business, we may experience similar problems in the future that could have a material adverse effect on our business.

WE FACE INTENSE COMPETITION FROM MARKETING-FOCUSED COMPANIES FOR MARKETER CLIENTS AND MAY BE UNABLE TO COMPETE SUCCESSFULLY.

     We may be unable to compete successfully with current or future competitors. We face intense competition from online advertising and direct marketing companies like DoubleClick, Engage, Avenue A, L-90, and AdForce. Competition with smaller direct competitors has been increasing in the last twelve months. These competitors include Mighty Seven and Get Relevant. We expect competition from online competitors to increase significantly because there are no substantial barriers to entry in our industry. Increased competition could result in price reductions for online advertising space and marketing services, reduced gross margins and loss of market share.

     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than Aptimus. These advantages may allow them to respond more quickly and effectively to new or emerging technologies and changes in customer requirements. These advantages may also allow them to engage in more extensive research and development, undertake farther-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners and advertisers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective marketer clients.

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

     Our marketer clients and/or distribution partners may offer the same free, trial or promotional products or services on their own Web sites that we offer via our offer distribution network. Our customers may choose to request products or services directly from our marketer clients and/or distribution partners instead of requesting the product or service through us, which would result in lower net revenues to the Company from lead generation and cause our business to suffer.

WE MAY NEED TO INCUR LITIGATION EXPENSES IN ORDER TO DEFEND OUR INTELLECTUAL PROPERTY RIGHTS, AND MIGHT NEVERTHELESS BE UNABLE TO ADEQUATELY PROTECT THESE RIGHTS.

     We may need to engage in costly litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the intellectual property rights of others. We can give no assurance that our efforts to prevent misappropriation or infringement of our intellectual property will be successful. An adverse determination in any litigation of this type could require us to make significant changes to the structure and operation of our services and features or to license alternative technology from another party. Implementation of any of these alternatives could be costly and time-consuming and may not be successful. Any intellectual property litigation would likely result in substantial costs and diversion of resources and management attention.

     Our success largely depends on our trademarks, including "Aptimus", and internally developed technologies, including our opt-in serving platform, which includes order collection, order processing and lead delivery, that we seek to protect through a combination of trademark, copyright and trade secret laws. Protection of our trademarks is crucial as we attempt to build our brand name and reputation. Despite actions we take to protect our intellectual property rights, it may be possible for third parties to copy or otherwise obtain and use our intellectual property without authorization or to develop similar technology independently. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Although we are not currently engaged in any lawsuits for the purpose of defending our intellectual property rights, we may need to engage in such litigation in the future. Moreover, we may be unable to maintain the value of our intellectual property rights in the future.

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

WE MAY FACE LITIGATION AND LIABILITY FOR INFORMATION DISPLAYED ON OUR NETWORK.

     We may be subjected to claims for defamation, negligence, copyright or trademark infringement and various other claims relating to the nature and content of materials we publish on our offer distribution network. These types of claims have been brought, sometimes successfully, against online services in the past. We could also face claims based on the content that is accessible from our network through links to other Web sites. Any litigation arising from these claims would likely result in substantial costs and diversion of resources and management attention, and an unsuccessful defense to one or more such claims could result in material damages. We have no insurance coverage for these types of claims.

SECURITY AND PRIVACY BREACHES COULD SUBJECT US TO LITIGATION AND LIABILITY AND DETER CONSUMERS FROM USING OUR NETWORK.

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

     The need to transmit confidential information securely has been a significant barrier to electronic commerce and communications over the Internet. Any compromise of security could deter people from using the Internet in general or, specifically, from using the Internet to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Many marketers seek to offer their products and services on our distribution network because they want to encourage people to use the Internet to purchase their goods or services. Internet security concerns could frustrate these efforts. Also, our relationships with consumers may be adversely affected if the security measures we use to protect their personal information prove to be ineffective. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect customers' personal information. We have no insurance coverage for these types of claims.

     Furthermore, our computer servers or those of our third-party hosting service providers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any such breaches. We may be unable to prevent or remedy all security breaches. If any of these breaches occur, we could lose marketing clients, distribution partners and visitors to our distribution network.

WE MAY NEED ADDITIONAL FINANCING, AND OUR PROSPECTS FOR OBTAINING IT ARE UNCERTAIN.

     Our business does not currently generate the cash necessary to fund our operations. Should it become necessary, we may be unable to obtain additional financing in the future. We currently anticipate that our available cash resources will be sufficient to meet our currently anticipated capital expenditures and working capital requirements for at least the next six to nine months. Thereafter, we may need to raise additional funds to develop or enhance our services or products, fund expansion, respond to competitive pressures or acquire businesses or technologies. Unanticipated expenses, poor financial results or unanticipated opportunities that require financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

                         RISKS RELATED TO OUR INDUSTRY

IF THE ACCEPTANCE OF ONLINE ADVERTISING AND ONLINE DIRECT MARKETING DOES NOT INCREASE, OUR BUSINESS WILL SUFFER.

     The demand for online marketing may not develop to a level sufficient to support our continued operations or may develop more slowly than we expect. We expect to derive almost all of our revenues from contracts with marketer clients under which we provide online marketing services through our offer distribution network. The Internet has not existed long enough as a marketing medium to demonstrate its effectiveness relative to traditional marketing methods. Marketers that have historically relied on traditional marketing methods may be reluctant or slow to adopt online marketing. Many marketers have limited or no experience using the Internet as a marketing medium. In addition, marketers that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate these resources to online marketing. Those companies that have invested a significant portion of their marketing budgets in online marketing may decide after a time to return to more traditional methods if they find that online marketing is a less effective method of promoting their products and services than traditional marketing methods. Moreover, the Internet-based companies that have adopted online marketing methods may themselves develop more slowly than anticipated or not at all. This, in turn, may result in slower growth in demand for the online direct marketing services of the type provided by the company.

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

WE FACE RISKS FROM POTENTIAL GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES RELATING TO THE INTERNET.

     Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. The adoption of such laws could create uncertainty in use of the Internet and reduce the demand for our services, or impair our ability to provide our services to clients. Recently, Congress enacted legislation regarding children's privacy on the Internet. Additional laws and regulations may be proposed or adopted with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The passage of legislation regarding user privacy or direct marketing on the Internet may reduce demand for our services or limit our ability to provide customer information to marketers. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. For example, the European Union recently adopted a directive addressing data privacy that may result in limits on the collection and use of consumer information. The adoption of consumer protection laws that apply to online marketing could create uncertainty in Internet usage and reduce the demand for our services, or impair our ability to provide those services to clients.

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

ITEM 2: PROPERTIES

     The company currently occupies 35,670 square feet in a leased facility in Seattle, Washington and 7,188 square feet in a leased facility in San Francisco, California. The current lease in Seattle expires in May 2004, and the current lease in San Francisco expires in July 2003. In addition, the company leases small office space in each of New York, Atlanta, and Denver pursuant to short-term, renewable tenancies. The leased facilities are adequate for the company's needs.

ITEM 3: LEGAL PROCEEDINGS

     In February 2001, the company initiated legal proceedings against About.com, Inc, requesting a declaratory judgment and alleging anticipatory repudiation, breach of contract, and breach of covenant of good faith and fair dealing. About.com initiated its own suit against the company, alleging breach of contract, quantum meruit, unjust enrichment and account stated to which claims the company believes it has meritorious defenses. The company's suit is pending in the United States District Court for the Western District of Washington as Aptimus, Inc. v. About.com, Inc., Civil Action No. C01-0254P; About.com's suit is pending in United States District Court for the Southern District of New York as About.com, Inc. v. Aptimus,

Inc., Civil Action No. 01 CIV 2106(AGS). The company intends to vigorously prosecute its claims against About.com and defend itself against About.com's claims.

     In March 2001, the company received a demand for arbitration from I-Bridge LLC for sums allegedly due as a consequence of the company's termination of a contract assumed in connection with its acquisition of XMarkstheSpot, Inc. The company believes the claim is without merit and intends to defend itself vigorously.

     The company recently underwent a substantial reduction in force. As a result of that action, the company has received a demand from an attorney representing an affected employee alleging discrimination. The company has rejected the demand as entirely without merit. The company will defend itself vigorously should the employee file suit.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     The Company's Common Stock (the "Common Stock") has been quoted on the Nasdaq National Market under the symbol "FSHP" since our initial public offering on September 27, 1999 through October 23, 2000. Since October 24, 2000 the Common Stock has been quoted on the Nasdaq National Market under the symbol "APTM." Prior to that time, there was no public market for our common stock. The following table shows the high and low closing sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 1999
  Third quarter (from September 27, 1999)...................  $13.56   $11.50
  Fourth quarter............................................  $59.94   $11.50
YEAR ENDED DECEMBER 31, 2000
  First quarter.............................................  $43.00   $17.75
  Second quarter............................................  $16.56   $ 4.94
  Third quarter.............................................  $ 6.63   $ 2.81
  Fourth quarter............................................  $ 3.44   $ 0.75

     As of March 29, 2001, there were 161 holders of record of the Common Stock and 15,319,411 shares of the Common Stock outstanding.

     The Company has never paid dividends on the Common Stock and does not intend to pay dividends on the Common Stock in the foreseeable future. The Company's board of directors intends to retain any earnings to provide funds for the operation and expansion of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES

     In 2000, an aggregate of 10,774 shares of common stock were issued to two persons pursuant to the exercise of warrants issued in 1998. In addition, the Company issued 260,008 shares of common stock in connection with its acquisition of XMarkstheSpot, Inc. The sales and issuances of these securities were exempt from Securities Act registration under Section 4(2) of the Securities Act, on the basis that the transactions did not involve a public offering.

USE OF PROCEEDS

     On September 27, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement, on Form S-1 (Commission File No. 333-81151). Pursuant to this Registration Statement, in October 1999 the Company closed its initial public offering of 3,680,000 shares of the Company's common stock at an initial public offering price of $12.00 per share (the "Offering"). Net proceeds to the Company, after calculation of the underwriters' discount and commissions, from the Offering totaled $41,068,800. As of December 31, 2000, approximately $35.2 million of the proceeds from these transactions had been used, primarily for marketing and other working capital expenditures and approximately $5.9 million had been used to purchase computers, software, furniture and leasehold improvements. Until the proceeds were used they were invested in short-term commercial paper.

ITEM 6: SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected financial data are qualified in their entirety by reference to, and you should read them in conjunction with, Aptimus' financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report. The selected financial data for the years ended June 30, 1996 and 1997 reflect the net revenues, expenses and changes in division equity and cash flows of the FreeShop Division of Online Interactive, Inc. Certain general and administrative costs incurred by Online have been allocated to the Company on a basis which management believes represents a reasonable allocation of such costs to present FreeShop as a stand-alone company. These allocations consist primarily of corporate expenses such as executive and other compensation, depreciation, rent and legal expenses. The corporate expenses have been allocated based on an estimate of Online personnel time dedicated to the operations and management of FreeShop for year ended June 30, 1996 and the nine months ended March 31, 1997. For the three-month period ended June 30, 1997, these corporate expenses were generally allocated on a specific identification basis rather than on the basis of personnel time.

                                   FREESHOP DIVISION
                                       OF ONLINE                       APTIMUS, INC.
                                   INTERACTIVE, INC.    --------------------------------------------
                                      FISCAL YEAR        SIX MONTHS
                                     ENDED JUNE 30,        ENDED          YEAR ENDED DECEMBER 31,
                                   ------------------   DECEMBER 31,   -----------------------------
                                    1996       1997         1997        1998       1999       2000
                                   -------   --------   ------------   -------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues.........................  $1,271    $ 1,198      $   535      $ 1,251   $  8,506   $ 16,873
  Operating expenses:
  Sales and marketing............     624      1,810        1,175        3,088     15,042     29,571
  Internet and network
     connectivity................     309        310          128          181        616      2,047
  Research and development.......      65        135          182          387        901      2,439
  General and administrative.....     291        353           83          417      1,343      3,055
  Depreciation and
     amortization................      10         34           47          140      1,156      2,419
  Equity-based compensation......      --         --           63          174      1,117        774
          Total operating
            expenses.............     989      2,328        1,538        4,387     20,175     40,305
                                   ------    -------      -------      -------   --------   --------
Operating loss...................     (28)    (1,444)      (1,143)      (3,136)   (11,669)   (23,432)
Interest expense.................      --         --            6           66         40        114
Other income, net................      --         --           --           (3)      (818)    (2,442)
                                   ------    -------      -------      -------   --------   --------
Net (loss).......................  $  (28)   $(1,444)     $(1,149)     $(3,199)  $(10,891)  $(21,104)
                                   ======    =======      =======      =======   ========   ========
Basic and diluted net loss per
  share..........................  $(0.01)   $ (0.31)     $ (0.22)     $ (0.51)  $  (1.08)  $  (1.36)
                                   ======    =======      =======      =======   ========   ========
Shares used to compute basic and
  diluted net loss per share.....   4,601      4,601        5,189        6,224     10,043     15,567
                                   ======    =======      =======      =======   ========   ========

                                          AS OF JUNE 30,            AS OF DECEMBER 31,
                                          --------------    -----------------------------------
                                          1996     1997     1997     1998      1999       2000
                                          -----    -----    ----    ------    -------    ------
BALANCE SHEET DATA:
  Cash and cash equivalents.............    --       --       26     2,892     33,795    12,854
  Working capital (deficiency)..........    80      322     (158)    2,014     46,736    23,032
  Total assets..........................  $207     $536     $645    $3,687    $55,816    $35,532
  Long-term obligations, less current
     portion............................    --        5      160       195         40       944
  Total shareholders' equity............   105      432       82     2,243     50,911    29,868

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

     We began our online marketing operations in 1994 through a relationship with Prodigy Communications Corporation, a proprietary online service. In 1995, we also began a marketing relationship with America Online, Inc., another proprietary online service. We came to believe proprietary online environments, which provide content exclusively to their fee-paying members, were limiting our ability to develop the FreeShop brand and to access the growing number of people using the Internet. As a result, we terminated our relationship with Prodigy in August 1997 and our relationship with America Online in March 1998. From March 1998 through July 2000 we focused exclusively on our Web sites and Club FreeShop email program. In August 2000 we started exploring a network model whereby client offers would be distributed throughout a network of partner sites.

     During 2000 we derived our revenues primarily from online lead generation and advertising contracts related to the FreeShop Web site and Club FreeShop email Newsletters. In 2001, we expect to primarily derive our revenues from network lead generation contracts. We receive lead generation revenues when we deliver customer information to a marketer in connection with an offer on our Web site or in our network. We receive advertising revenues from sales of banner advertising, site sponsorships and newsletter sponsorships. We also derive a small portion of our lead generation revenues from the rental of customer names and street addresses to third parties. Lead generation pricing is based on cost per lead and varies depending on the type of offer. Generally, pricing of advertising is based on cost per impression or cost per click through. In the second half of 2000 we saw a shift away from these traditional advertising models towards a cost per action model where advertisers pay based on actual orders or registrations received. The services we deliver are primarily sold under short-term agreements that are subject to cancellation. We recognize revenues in the period in which we deliver the service.

     Our ten largest clients accounted for 25.0%, 30.8% and 28.0% of our net revenues in the years ended December 31, 1998, 1999 and 2000, respectively. No single client accounted for more than 10% of net revenues in any of the years ended December 31, 1998, 1999 and 2000.

     Part of our strategy has involved growth through the acquisition of businesses that will expand our offerings to consumers and our services to marketers. In November 2000 we purchased substantially all of the assets of XMarkstheSpot, Inc. in order to improve our network offer serving technology. We accounted for this acquisition as a purchase and have included the results of the acquired business in our financial statements from the date of the acquisition. This acquisition resulted in the allocation of $1.7 million of the purchase price to intangible assets. We are amortizing these intangible assets over periods ranging from one to two years.

     In the fourth quarter of 2000 eNews.com, Inc. ceased to be a client due a decline in financial condition. Our relationship with two other significant clients ceased as a result of our shift in strategy away from a site-centric model to a network model. These three clients accounted for approximately 8.6% of our revenues during the year ended December 31, 2000.

     We reviewed our previously reported third quarter revenue related to the accounting for agreements that provide for payment in equity securities of non-public companies and the collectibility of certain third quarter revenues. As a result of the review we restated our results for the three and nine months ending September 30, 2000. The restatement resulted in a reduction in revenues for the nine months ended September 30, 2000 from $16.6 million to $14.5 million, or 12.7% of revenues.

     The Company has reclassified its operations statement into a single step statement of operations. Amounts previously reported as cost of revenue were reclassified to the appropriate operating expense categories, primarily Internet and network connectivity. This reclassification was made to more accurately reflect the indirect nature of costs previously classified as cost of revenue.

     Our business has been operating at a loss and generating negative cash flows from operations since inception. As of December 31, 2000, we had an accumulated deficit of approximately $38.2 million. In February 2001 the decision was made to discontinue activities related to our consumer-direct Websites and to focus the resources of the Company towards the network strategy. This decision and the overall decline in Internet advertising has resulted in a significant decrease in revenues in the fourth quarter of 2000 and the first quarter of 2001. This decision will also result in a decrease in our continuing operating expenses beginning in the second quarter of 2001. Even with a decrease in continuing operating expenses and growth in revenues our losses and negative cash flows are likely to continue.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data for the periods indicated as a percentage of net revenues:

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                1998        1999        2000
                                               ------      ------      ------
Net revenues.................................   100.0%      100.0%      100.0%
Operating expenses:
  Sales and marketing........................   246.8       176.8       175.3
  Internet and network connectivity..........    14.5         7.2        12.1
  Research and development...................    30.9        10.6        14.5
  General and administrative.................    33.3        15.8        18.1
  Depreciation and amortization..............    11.2        13.6        14.3
  Equity-based compensation..................    13.9        13.1         4.6
                                               ------      ------      ------
          Total operating expenses...........   350.7       237.2       238.9
                                               ------      ------      ------
Operating loss...............................  (250.7)     (137.2)     (138.9)
Interest expense.............................     5.3         0.5         0.7
Other income, net............................    (0.2)       (9.6)      (14.5)
                                               ------      ------      ------
Net loss.....................................  (255.7)%    (128.0)%    (125.1)%
                                               ======      ======      ======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net revenues. We derive our revenues primarily from online lead generation and advertising contracts. Our net revenues increased by $8.4 million, or 98%, to $16.9 million in the year ended December 31, 2000 from $8.5 million in the year ended December 31, 1999. This growth in net revenues was attributable to an increase in the number of visits to our Web sites and an increase in the size of the Club FreeShop email list. Revenues from advertising services were $9.4 million in 2000, compared to $4.2 million in 1999. As a result in the overall decline in Internet advertising spending and the shift in strategy to a network model has resulted in significant decreases in revenues in the fourth quarter of 2000 and the first quarter of 2001.

     Sales and marketing. Sales and marketing expenses consist primarily of marketing and promotional costs related to developing our brand and generating visits to our Web sites, as well as personnel and other costs. Sales and marketing expenses increased by $14.6 million, or 97%, to $29.6 million in 2000 from $15.0 million in 1999. The increase was due primarily to a $7.9 million, or 598%, increase in advertising and brand awareness spending and to a $2.6 million, or 196%, increase in personnel costs. Advertising and brand awareness costs consisted primarily of online advertising spending. As a percentage of net revenues, sales and marketing expenses remained fairly consistent at 175.3% in 2000 and 176.8% in 1999. We expect sales and marketing expenses to increase in the first quarter of 2001, due to severance costs, and then decline significantly in 2001 starting with the second quarter.

     Internet and network connectivity. Internet and network connectivity consists of expenses associated with the maintenance and usage of our Web sites and email delivery costs. Such costs include Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs. Internet and network connectivity expenses increased by $1.4 million, or 232%, to $2.0 million in 2000 from $0.6 million in 1999. One million of this increase was related to email delivery costs, which is expected to be significantly lower in 2001.

     Research and development. Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites and related systems. Research and development expenses increased by $1.5 million, or 171%, to $2.4 million in 2000 from $0.9 million in 1999. The increase was primarily due to hiring additional staff to support our growth, continued improvements in our internal systems and enhancements and modifications to our Web sites. As a percentage of net revenues, research and development expenses increased to 14.5% in 2000 from 10.6% in 1999. Research and development costs are expected to increase in the first quarter of 2001, due to severance resulting from reductions in staffing made in the first quarter of 2001. Research and development cots are expected to decrease in the second quarter of 2001.

     General and administrative. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses increased by $1.7 million, or 128%, to $3.0 million in 2000 from $1.3 million in 1999. The increase was primarily due to increased personnel costs and professional service fees necessary to support our growth. As a percentage of net revenues, general and administrative expenses increased to 18.1% in 2000 from 15.8% in 1999. General and administrative expenses in 2001 are expected to remain relatively consistent with levels in 2000.

     Depreciation and amortization. Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements, goodwill and other intangible assets from acquisitions. Depreciation and amortization expenses increased by $1.3 million, or 109%, to $2.4 million in 2000 from $1.1 million in 1999. The increase in depreciation and amortization primarily relates to the acquisition of additional computer equipment, furniture and leasehold improvements. As a percentage of net revenues, depreciation and amortization expenses increased to 14.3% in 2000 from 13.6% in 1999. Amortization expense will increase in 2001 due to amortization of intangible assets acquired from XMarkstheSpot. This increase will be partially offset by the write-off of capitalized internally developed software and intangible assets related to our consumer direct Web sites.

     Equity-based compensation. Equity-based compensation expenses consist of amortization of deferred stock compensation recognized in connection with stock options and recognition of expenses when our principal shareholders sold our stock to an employee at a price below the estimated fair market value of our common stock. Deferred stock compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Deferred stock compensation is also recorded based on the fair value of the option granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Deferred stock compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses decreased by $0.3 million, or 31%, to $0.8 million in 2000 from $1.1 million in 1999. The decrease resulted primarily from recognition of $0.4 million of expense associated with the sale of shares by a principal shareholder to an employee in April of 1999.

     Interest expense. Interest expense relates to capital equipment leases and a note payable to Imperial Bank, and totaled $114,000 in 2000 and $40,000 in 1999. The increase in interest expense is a result of the Imperial Bank note payable obtained in June of 2000.

     Other income, net. Other income, net, consists primarily of interest income. Other income, net, increased by $1.6 million to $2.4 million in 2000 from $0.8 million in 1999. The increase was due to having higher cash balances over the entire year compared to having significant cash balances for only one quarter of 1999. Other income, net will decrease in 2001 as cash used in operations will decrease the amount available for investment. Also the write-off of capitalized internally developed software and intangible assets related to our consumer direct Web sites is expected to result in a net expense in the first quarter of 2001.

     Income Taxes. No provision for federal income taxes has been recorded for any of the periods presented due to our current loss position.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net revenues. Our net revenues increased by $7.2 million, or 580%, to $8.5 million in the year ended December 31, 1999 from $1.3 million in the year ended December 31, 1998. This growth in net revenues was attributable to the introduction of advertising services in June 1998 and an increase in the number of visits to our Web sites, which increased lead generation revenues. We introduced advertising products, including banner ads, site sponsorships and newsletter sponsorships, in the second and third quarters of 1998. Revenues from advertising services were $4.2 million in 1999, compared to $288,000 in 1998.

     Sales and marketing. Sales and marketing expenses increased by $11.9 million, or 387%, to $15.0 million in 1999 from $3.1 million in 1998. The increase was due primarily to a $7.9 million, or 598%, increase in advertising and brand awareness spending and to a $2.6 million, or 196%, increase in personnel costs. As a percentage of net revenues, sales and marketing expenses decreased to 176.8% in 1999 from 246.8% in 1998. The decrease as a percentage of net revenues was primarily due to sales and marketing expenses, other than advertising spending, increasing at a lesser rate than net revenues.

     Internet and network connectivity. Internet and network connectivity increased by $435,000, or 240%, to $616,000 in 1999 from $181,000 in 1998. The increase was primarily due to costs related to additional Internet connection capacity and personnel costs to support our growth. As a percentage of net revenues, Internet and network connectivity expenses decreased to 7.2% in 1999 from 14.5% in 1998

     Research and development. Research and development expenses increased by $514,000, or 133%, to $901,000 in 1999 from $387,000 in 1998. The increase was primarily due to hiring additional staff to support our growth, continued improvements in our internal systems and enhancements and modifications to our Web sites. As a percentage of net revenues, research and development expenses decreased to 10.6% in 1999 from 30.9% in 1998. The decrease as a percentage of net revenues was primarily due to research and development expenses increasing at a slower rate than net revenues.

     General and administrative. General and administrative expenses increased by $926,000, or 222%, to $1.3 million in 1999 from $417,000 in 1998. The increase was primarily due to increased personnel costs and professional service fees necessary to support our growth. As a percentage of net revenues, general and administrative expenses decreased to 15.8% in 1999 from 33.3% in 1998. The decrease as a percentage of net revenues was primarily due to general and administrative expenses increasing at a slower rate than net revenues.

     Depreciation and amortization. Depreciation and amortization expenses increased by $1.0 million, or 726%, to $1.1 million in 1999 from $0.1 million in 1998. The increase resulted from the depreciation of approximately $2.3 million in equipment and furniture acquired during 1999 and the amortization of approximately $2.7 million in intangible assets related to the acquisition of substantially all of the assets of Commonsite, LLC and Travel Companions International, Inc. As a percentage of net revenues, depreciation and amortization expenses increased to 13.6% in 1999 from 11.2% in 1998.

     Equity-based compensation. Equity-based compensation expenses increased by $943,000, or 542%, to $1.1 million in 1999 from $174,000 in 1998. The increase resulted primarily from recognition of $406,000 in expenses related to the sale of securities to an employee by a principal shareholder at a price below the estimated fair market value as an inducement for the employee to work for FreeShop, and recognition of expenses related to issuing options with exercise prices based on the last price received from a third party investor.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since we began operating as an independent company in June 1997, we have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through December 31, 2000 totaled $65.7 million, including $21.5 million raised from Fingerhut. As of December 31, 2000, we had approximately $24.9 million in cash, cash equivalents and short-term securities, providing working capital of $23.0 million.

     Net cash used in operating activities was $18.6 million and $9.1 million in the years ended December 31, 2000 and 1999, respectively. Cash used in operating activities in the year ended December 31, 2000 resulted primarily from net losses and increases in accounts receivable and prepaid expenses and a decrease in accrued liabilities, which were partially offset by an increase in accounts payable. Cash used in operating activities in the year ended December 31, 1999 resulted primarily from net losses and increases in accounts receivable and prepaid expenses, which were partially offset by an increases in accounts payable and accrued liabilities.

     Net cash used in investing activities was $2.5 million and $17.9 million in the years ended December 31, 2000 and 1999, respectively. In the year ended December 31, 2000, $1.6 million was used to acquire substantially all of the assets of XMarkstheSpot, Inc., $3.2 million was used to purchase computer equipment and software, furniture, office equipment and to pay for leasehold improvements and $2.3 million was received from the sale of short-term securities. In the year ended December 31, 1999, $1.8 million was used to acquire substantially all of the assets of Commonsite, LLC and Travel Companions International, Inc.; $2.3 million was used to purchase computer equipment and software, furniture, office equipment and to pay for leasehold improvements and $13.8 million was used to invest in short-term securities.

     Net cash provided by financing activities was $0.2 million and $57.9 million in the years ended December 31, 2000 and 1999, respectively. Net cash provided by financing activities in 2000 resulted from receipt of $2.0 million from a note payable and $0.3 million from the issuance of common stock pursuant to option agreements and the Company's employee stock purchase plan. These proceeds were offset by the repurchase of $1.6 million in common stock, payments of $0.4 million on the note payable and payments of $0.1 million on the capital leases. Net cash provided by financing activities in 1999 resulted primarily from issuance of capital stock, which was partially offset by principal payments made on capital leases.

     We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next six to nine months. Thereafter, we may need to raise additional capital to meet our long-term operating requirements. Although revenues on an annual basis have increased from the prior year, on a quarterly basis they declined in the fourth quarter of 2000 and the first quarter of 2001. This decline in revenues will be offset, starting in the second quarter of 2001 by cost reduction measures taken in February 2001.

     Our cash requirements depend on several factors, including the level of expenditures on advertising and brand awareness, the rate of market acceptance of our services and the extent to which we use cash for acquisitions and strategic investments. Unanticipated expenses, poor financial results or unanticipated opportunities requiring financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. The notification of possible delisting from NASDAQ and the going concern contingency contained in our audit report may make raising additional capital more difficult. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for the Company's 2001 fiscal year. The adoption of this statement is not expected to have a significant impact on results of operations, financial position or cash flows of the Company as the Company does not hold any derivative instruments.

     In September 2000, the FASB issued Statement of Financial Accounting Standards 140 ("FAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 140 replaces Statement of Financial Accounting Standards 125, revising the standards governing the accounting for securitizations and other transfers of financial assets and collateral. Adoption of FAS 140 is required for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. We are currently evaluating the impact of FAS 140, if any, on current accounting policies regarding the service of assets and extinguishment of liabilities.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Substantially all of the Company's cash equivalents, short-term securities and capital lease obligations are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of December 31, 2000, however, the Company's cash equivalents and short-term securities mature within three months. As of December 31, 2000, the Company believes the reported amounts of cash equivalents, short-term securities and capital lease obligations to be reasonable approximations of their fair values. As a result, the Company believes that the market risk arising from its holding of financial instruments is minimal.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                 APTIMUS, INC.
                              FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   25
Balance Sheet as of December 31, 1999 and 2000..............   26
Statement of Operations for the years ended December 31,
  1998, 1999 and 2000.......................................   27
Statement of Shareholders' Equity for the years ended
  December 31, 1998, 1999 and 2000..........................   28
Statement of Cash Flows for the years ended December 31,
  1998, 1999 and 2000.......................................   29
Notes to Financial Statements...............................   30

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Aptimus, Inc.

     In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) on page 45 present fairly, in all material respects, the financial position of Aptimus, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 45 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Seattle, Washington
February 28, 2001

                                 APTIMUS, INC.

                                 BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------    -------
Cash and cash equivalents...................................  $ 33,795    $12,854
Accounts receivable, net....................................     3,472      2,240
Prepaid expenses and other assets...........................       382        646
Short-term investments......................................    13,952     12,012
                                                              --------    -------
          Total current assets..............................    51,601     27,752
Fixed assets, net of accumulated depreciation...............     2,250      4,760
Intangible assets, net......................................     1,922      2,643
Long-term investments.......................................        --        345
Deposits....................................................        43         32
                                                              --------    -------
                                                              $ 55,816    $35,532
                                                              ========    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................  $  1,370    $ 2,573
Accrued and other liabilities...............................     3,390      1,154
Current portion of capital lease obligations................       105        193
Current portion of notes payable............................        --        800
                                                              --------    -------
          Total current liabilities.........................     4,865      4,720
Capital lease obligations, net of current portion...........        40        144
Notes payable, net of current portion.......................        --        800
                                                              --------    -------
          Total liabilities.................................     4,905      5,664
                                                              --------    -------
Shareholders' equity Common stock, no par value; 100,000
  shares authorized, 15,524 and 15,505 issued and
  outstanding at December 31, 1999 and 2000, respectively...    66,587     65,874
Additional paid-in capital..................................     2,858      2,518
Deferred stock compensation.................................    (1,466)      (352)
Accumulated deficit.........................................   (17,068)   (38,172)
                                                              --------    -------
          Total shareholders' equity........................    50,911     29,868
                                                              --------    -------
                                                              $ 55,816    $35,532
                                                              ========    =======

   The accompanying notes are an integral part of these financial statements.

                                 APTIMUS, INC.

                            STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1998        1999        2000
                                                              -------    --------    --------
Net revenues................................................  $ 1,251    $  8,506    $ 16,873
Operating expenses:
  Sales and marketing (excludes equity-based compensation of
     $45, $862 and $545 in 1998, 1999 and 2000
     respectively)..........................................    3,088      15,042      29,571
  Internet and network connectivity (excludes equity-based
     compensation of $0, $14 and $21 in 1998, 1999 and 2000
     respectively)..........................................      181         616       2,047
  Research and development (excludes equity-based
     compensation of $0, $80 and $114 in 1998, 1999, and
     2000 respectively.)....................................      387         901       2,439
  General and administrative (excludes equity-based
     compensation of $129, $161 and $94 in 1998, 1999 and
     2000 respectively.)....................................      417       1,343       3,055
  Depreciation and amortization.............................      140       1,156       2,419
  Equity-based compensation.................................      174       1,117         774
                                                              -------    --------    --------
          Total operating expenses..........................    4,387      20,175      40,305
                                                              -------    --------    --------
Operating loss..............................................   (3,136)    (11,669)    (23,432)
Interest expense............................................       66          40         114
Other income net............................................       (3)       (818)     (2,442)
                                                              -------    --------    --------
Net loss....................................................  $(3,199)   $(10,891)   $(21,104)
                                                              =======    ========    ========
Basic and diluted net loss per share........................  $ (0.51)   $  (1.08)   $  (1.36)
                                                              =======    ========    ========
Weighted average shares used in computing net loss per
  share.....................................................    6,224      10,043      15,567
                                                              =======    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                 APTIMUS, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            SERIES B
                                           CONVERTIBLE                                         NOTE
                                         PREFERRED STOCK      COMMON STOCK     ADDITIONAL   RECEIVABLE      DEFERRED
                                        -----------------   ----------------    PAID-IN        FROM          STOCK
                                        SHARES    AMOUNT    SHARES   AMOUNT     CAPITAL     SHAREHOLDER   COMPENSATION
                                        ------   --------   ------   -------   ----------   -----------   ------------
BALANCES AT DECEMBER 31, 1997.........     --    $     --    5,597   $ 2,699     $   63        $(25)        $    --
Issuance of common stock, net of
  offering expenses of $73............                       2,488     5,108
Exercise of stock options.............                          56         9
Repayment of note receivable from
  shareholder.........................                                                           25
Deferred compensation related to
  grants of stock options and
  warrants............................                                              147                         (23)
Shares transferred to employees by
  principle shareholders..............                                               84
Amortization of deferred stock
  compensation........................                                                                           10
Net loss..............................
                                         ----    --------   ------   -------     ------        ----         -------
BALANCES AT DECEMBER 31, 1998.........     --          --    8,141     7,816        294          --             (13)
Repurchase of common stock............                        (160)      (77)
Issuance of common stock..............                         160       400
Issuance of common stock upon
  conversion of promissory note.......                          20        50
Issuance of common stock in connection
  with business acquisition...........                          53       736
Shares sold to employee by principle
  shareholder.........................                                              406
Issuance of common stock in initial
  public offering, net of expenses of
  $4,134..............................                       3,680    40,026
Exercise of stock options and
  warrants............................    878      17,495      118       141
Conversion of preferred stock.........   (878)    (17,495)   3,512    17,495
Deferred compensation related to
  grants of stock options.............                                            2,324                      (2,324)
Deferred compensation related to
  forfeitures of stock options........                                             (166)                        166
Amortization of deferred stock
  compensation........................
Net loss..............................
                                         ----    --------   ------   -------     ------        ----         -------
BALANCES AT DECEMBER 31, 1999.........     --          --   15,524    66,587      2,858          --          (1,466)
Repurchase of common stock............                        (664)   (1,637)
Exercise of stock options and
  warrants............................                         211       229
Issuance of shares under employee
  stock purchase program..............                          28       115
Deferred compensation related to
  grants of stock options.............                                              146                        (146)
Deferred compensation related to
  forfeitures of stock options........                                             (486)                        486
Amortization of deferred stock
  compensation........................                                                                          774
Issuance of common stock in connection
  with business acquisition...........                         406       580
Net loss..............................
                                         ----    --------   ------   -------     ------        ----         -------
BALANCE ON DECEMBER 31, 2000..........     --    $     --   15,505   $65,874     $2,518        $ --         $  (352)
                                         ====    ========   ======   =======     ======        ====         =======


                                                          TOTAL
                                        ACCUMULATED   SHAREHOLDERS'
                                          DEFICIT        EQUITY
                                        -----------   -------------
BALANCES AT DECEMBER 31, 1997.........   $ (2,655)      $     82
Issuance of common stock, net of
  offering expenses of $73............                     5,108
Exercise of stock options.............                         9
Repayment of note receivable from
  shareholder.........................                        25
Deferred compensation related to
  grants of stock options and
  warrants............................                       124
Shares transferred to employees by
  principle shareholders..............                        84
Amortization of deferred stock
  compensation........................                        10
Net loss..............................     (3,199)        (3,199)
                                         --------       --------
BALANCES AT DECEMBER 31, 1998.........     (5,854)         2,243
Repurchase of common stock............       (323)          (400)
Issuance of common stock..............                       400
Issuance of common stock upon
  conversion of promissory note.......                        50
Issuance of common stock in connection
  with business acquisition...........                       736
Shares sold to employee by principle
  shareholder.........................                       406
Issuance of common stock in initial
  public offering, net of expenses of
  $4,134..............................                    40,026
Exercise of stock options and
  warrants............................                    17,636
Conversion of preferred stock.........                        --
Deferred compensation related to
  grants of stock options.............                        --
Deferred compensation related to
  forfeitures of stock options........                        --
Amortization of deferred stock
  compensation........................        705            705
Net loss..............................    (10,891)       (10,891)
                                         --------       --------
BALANCES AT DECEMBER 31, 1999.........    (17,068)        50,911
Repurchase of common stock............                    (1,637)
Exercise of stock options and
  warrants............................                       229
Issuance of shares under employee
  stock purchase program..............                       115
Deferred compensation related to
  grants of stock options.............                        --
Deferred compensation related to
  forfeitures of stock options........                        --
Amortization of deferred stock
  compensation........................                       774
Issuance of common stock in connection
  with business acquisition...........                       580
Net loss..............................    (21,104)       (21,104)
                                         --------       --------
BALANCE ON DECEMBER 31, 2000..........   $(38,172)      $ 29,868
                                         ========       ========

   The accompanying notes are an integral part of these financial statements.

                                 APTIMUS, INC.

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1998        1999        2000
                                                              -------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(3,199)   $(10,891)   $(21,104)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      140       1,156       2,419
     Bad debt expense.......................................       57         393       1,995
     Amortization of deferred stock compensation............       10         705         774
     Shares sold or transferred to employees by principal
       shareholders.........................................       84         406
     Issuance of stock options and warrants for services....       88
     Loss (gain) on disposal of property and equipment......        9          (2)         (3)
     Amortization of discount on short-term investments.....                 (154)       (301)
     Changes in assets and liabilities, net of effects of
       business acquisitions:
       Accounts receivable..................................     (191)     (3,489)     (1,107)
       Prepaid expenses and other assets....................      (21)       (352)       (253)
       Accounts payable.....................................      217         906       1,203
       Accrued and other liabilities........................      602       2,237      (2,236)
       Payable to Online Interactive, Inc...................      (27)
                                                              -------    --------    --------
       Net cash used in operating activities................   (2,231)     (9,085)    (18,613)
                                                              -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment.....................      (67)     (2,263)     (3,239)
     Proceeds from disposal of fixed assets.................                               23
     Payment for business acquisitions......................               (1,841)     (1,554)
     Purchase of short-term investments.....................              (15,298)    (21,259)
     Sale of short-term investments.........................                1,500      23,500
     Purchase of long-term investments......................                               (1)
                                                              -------    --------    --------
          Net cash used in investing activities.............      (67)    (17,902)     (2,530)
                                                              -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from note payable...........................      135                   2,000
       Repayment of notes payable...........................      (85)                   (400)
       Principal payments under capital leases..............      (64)       (112)       (105)
       Proceeds from shareholder note receivable............       25
       Repurchase of common stock...........................                 (400)     (1,637)
       Issuance of common stock, net of issuance costs......    5,153      40,908         344
       Issuance of Series B preferred stock.................               17,494
                                                              -------    --------    --------
          Net cash provided by financing activities.........    5,164      57,890         202
                                                              -------    --------    --------
  Net increase (decrease) in cash and cash equivalents......    2,866      30,903     (20,941)
  Cash and cash equivalents at beginning of period..........       26       2,892      33,795
                                                              -------    --------    --------
  Cash and cash equivalents at end of period................  $ 2,892    $ 33,795    $ 12,854
                                                              =======    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                 APTIMUS, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION AND BUSINESS

     Aptimus began as a division of Online Interactive, Inc. (Online), a Washington corporation, incorporated in July 1994. On June 30, 1997, Online Interactive contributed the FreeShop Division, including certain net assets, to its wholly owned subsidiary, FreeShop International, Inc., a Washington corporation incorporated on June 23, 1997, which then began operating as a separate entity.

     On February 19, 1999, FreeShop International, Inc. changed its name to FreeShop.com, Inc. On October 16, 2000 FreeShop.com, Inc. changed its name to Aptimus, Inc. (Aptimus or the Company). Aptimus operates an online direct marketing network. Aptimus is primarily an online marketing service that generates sales leads, creates product awareness, and initiates consumer purchases through multiple online marketing vehicles, including free and trial offers, banner advertising, email newsletter sponsorship, and others.

     The Company has been in operation since 1994 and has incurred operating losses since inception. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

     The Company's ability to continue as a going concern is dependent on a number of factors, including its level of future revenues and its ability to reduce operating costs. The Company has initiated steps to reduce operating costs by significantly reducing headcount and intends to further reduce operating costs by discontinuing activities related to its consumer-direct Web sites. There can be no assurance that the Company will be able to increase revenues or reduce operating expenses as planned.

     If the Company is unable to increase revenues or reduce operating expenses as planned it may not have sufficient funds to satisfy its cash requirements. The Company may be forced to curtail operations, dispose of assets or seek additional funding. Such events would materially and adversely affect the value of the Company's equity securities. There can be no assurance that the Company will be able to successfully complete the steps necessary to continue as a going concern.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The Company classifies, at the date of acquisition, its marketable securities into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1999 and 2000, short-term investments consisted of commercial paper with maturities of less than one year. Currently, the Company classifies all of its short-term investments as held to maturity, which are reported at amortized cost, which approximated their fair value at December 31, 1999 and 2000. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net.

                                 APTIMUS, INC.

     The Company invests its cash and cash equivalents in deposits with three financial institutions that may, at times, exceed federally insured limits. Management believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to temporary cash investments.

  Property and equipment

     Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized on a straight-line method over their estimated useful lives or the term of the related lease, whichever is shorter. The estimated useful lives are as follows:

Office furniture and equipment...........................  Five years
Computer hardware and software...........................  Three years
Leasehold improvements...................................  Three to Five years

     The cost of normal maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains or losses on the disposition of assets in the normal course of business are reflected in the results of operations at the time of disposal. Equipment under capital leases, which all contain bargain purchase options, is recorded at the present value of minimum lease payments and is amortized using the straight-line method over the estimated useful lives of the related assets.

  Intangible assets

     Intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

Client list.................................................  One year
Work force in place.........................................  One year
Non-compete agreement and customer lists....................  Two years
Acquired technology.........................................  Two years
Goodwill....................................................  Three years
Worldwide Brochures database................................  Five years

     At December 31, 1999 and 2000, accumulated amortization of intangible assets was $745,000 and $1,783,000, respectively.

  Long-term investments

     Long-term investments consist of minority equity investments in non-public companies. These investments are being accounted for on the cost basis and will be evaluated for impairment each quarter.

  Impairment of long-lived assets

     The Company evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. No losses for impairment have been recognized in 1998, 1999, or 2000.

                                 APTIMUS, INC.

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

  Revenue recognition

     The Company has several revenue sources from its online marketing service activities, including lead generation, advertising, and list rental. The Company has adopted the provisions of Staff Accounting Bulletin No. 101 ("SAB 101") in the year ended December 31, 2000. The adoption of SAB 101 did not have a material impact on reported revenues.

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

     Also included in net revenues are barter revenues generated from exchanging lead generation and advertising services for advertising services. Such transactions are recorded at the lower of the estimated fair value of the advertisements received or delivered. Revenue from barter transactions is recognized when advertising or lead generation is provided, and services received are charged to expense when used. For the years ended December 31, 1998, 1999 and 2000, the Company recognized revenue from barter transactions of $83,000, $489,000 and $1,738,000, respectively.

     The Company also has advertising and lead generation agreements that provide for payment in equity securities of non-public companies. Revenue is recognized under such agreements when sufficient contemporaneous evidence exists concerning the value of the equity securities. Revenue recognized under such agreements for the year ended December 31, 2000 was $344,000. No similar arrangements existed in 1999 or prior years.

  Advertising costs

     The Company expenses advertising costs as incurred. Total advertising expense for the years ended December 31, 1998, 1999 and 2000, was $1,191,000, $8,600,000 and $15,586,000, respectively.

                                 APTIMUS, INC.

  Research and development costs

     Research and development costs are expensed as incurred.

  Web site development costs

     Costs incurred in developing the Company's Web sites are accounted for in accordance with Emerging Issues Task Force Issues Summary 00-02, "Accounting for Web site Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the Web site's estimated useful life if the Web site is expected to have a useful life beyond one year. Costs capitalized are included in fixed assets and are amortized over three years. Costs associated with repair or maintenance of existing sites or the development of Web site content are expensed as incurred.

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

  Net loss per share

     Basic net loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted net loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of common stock options and warrants. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net loss per share are equal for all periods presented because the impact of common stock equivalents is antidilutive.

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1998        1999        2000
                                                      -------    --------    --------
Numerator:
  Net loss..........................................  $(3,199)   $(10,891)   $(21,104)
                                                      =======    ========    ========
Denominator:
  Weighted average shares used in computing net loss
     per share......................................    6,224      10,043      15,567
                                                      =======    ========    ========
Potentially dilutive securities consist of the
  following:
  Options to purchase common stock..................      815       1,123       1,397
  Warrants to purchase common stock.................    3,501          28          16
                                                      -------    --------    --------
                                                        4,316       1,151       1,413
                                                      =======    ========    ========

  Concentrations of credit risk

     Concentrations of credit risk with respect to accounts receivable exist due to the large number of internet based companies but are mitigated due to the wide variety of customers to which the Company provides services, as well as their dispersion across many different geographic areas. As such, no single customer

                                 APTIMUS, INC.

accounted for greater than 10% of total net revenues for the years ended December 31, 1998, 1999 and 2000. No single customer accounted for more than 10% of accounts receivable balances as of December 31, 1998. As of December 31, 1999 one customer accounted for 13.1% of outstanding accounts receivable. No other customers accounted for greater than 10% of accounts receivable as of December 31, 1999 and no single customer accounted for more than 10% of accounts receivable balances as of December 31, 2000. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable.

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

  Comprehensive income

     To date, the Company has not had any transactions required to be reported in comprehensive income other than its net loss.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

  Recent accounting pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for the Company's 2001 fiscal year. The adoption of this statement is not expected to have a significant impact on results of operations, financial position or cash flows of the Company as the Company does not hold any derivative instruments.

     In September 2000, the FASB issued Statement of Financial Accounting Standards 140 ("FAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 140 replaces Statement of Financial Accounting Standards 125, revising the standards governing the accounting for securitizations and other transfers of financial assets and collateral. Adoption of FAS 140 is required for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. We are currently evaluating the impact of FAS 140, if any, on current accounting policies regarding the service of assets and extinguishment of liabilities.

                                 APTIMUS, INC.

 3. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      2000
                                                             ------    ------
Accounts receivable........................................  $3,843    $4,041
Less: Allowance for doubtful accounts......................    (339)   (1,785)
Less: Allowance for list rental adjustments................     (32)      (16)
                                                             ------    ------
                                                             $3,472    $2,240
                                                             ======    ======

 4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      2000
                                                             ------    ------
Computer hardware and software.............................  $2,308    $5,208
Office furniture and equipment.............................     352       674
Leasehold improvements.....................................     195       842
                                                             ------    ------
                                                              2,855     6,724
Less: Accumulated depreciation and amortization............    (605)   (1,964)
                                                             ------    ------
                                                             $2,250    $4,760
                                                             ======    ======

     Property and equipment includes equipment purchased under capital leases in the amount of $338,000 and $424,000 at December 31, 1999 and 2000, respectively. Accumulated amortization on this equipment was $190,000 and $54,000 at December 31, 1999 and 2000, respectively.

 5. ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      2000
                                                             ------    ------
Accrued advertising expense................................  $1,973    $  727
Accrued commissions........................................     432        77
Accrued bonus..............................................     365
Accrued public relations costs.............................     151        16
Deferred revenue...........................................      91        70
Accrued vacation...........................................      91       148
Other......................................................     287       116
                                                             ------    ------
                                                             $3,390    $1,154
                                                             ======    ======

 6. NOTE PAYABLE

     On June 29, 2000 the Company borrowed $2 million under an equipment term loan with Imperial Bank. The loan and security agreement with Imperial Bank provides for up to a $2 million term loan for equipment and up to $750,000 under a revolving line-of-credit facility. The term loan is collateralized by a first priority security interest in all of the Company's unpledged assets. Borrowings under this facility are payable in thirty equal monthly installments of principal plus accrued interest through December 2002. Interest is accrued at the bank's prime rate plus 1.0%, or 10.5% at December 31, 2000.

                                 APTIMUS, INC.

     The revolving line-of-credit allows for draws up to the amount of eligible account receivable balances, generally those less than 90 days old. Advances on the revolving line of credit bear interest on the outstanding daily balance at a rate of 0.75% above the bank's prime rate, 10.25% at December 31, 2000. As of December 31, 2000 no amounts had been borrowed under the line-of-credit.

     Debt outstanding at December 31, 2000 becomes due as follows (in thousands):

Years ending December 31,
2001........................................................  $  800
2002........................................................     800
                                                              ------
                                                              $1,600
                                                              ======

 7. RELATED PARTY TRANSACTIONS

     In January and February 1998, the Company issued notes payable to shareholders in the amount of $85,000. Such notes included interest at 10%. The outstanding balance, including accrued interest of $6,000 was repaid in September 1998.

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

     During April 1999 one of the Company's principal shareholders sold 40,000 shares of common stock to an employee at a price below the estimated fair market value as an inducement for the employee to work for the Company. $406,000 of equity-based compensation expense was recorded in connection with this transaction.

     During the year ended December 31,1999 and 2000, the Company provided services in the amount of $425,000 and 250,000 to a company for which Fingerhut is a significant shareholder. During the year ended December 31, 2000 Fingerhut acted as the list broker for the Company. Fees paid to Fingerhut for such services were $36,000.

 8. COMMITMENTS AND CONTINGENCIES

     The Company's office facilities are leased under operating leases that provide for minimum rentals and require payment of property taxes and include escalation clauses. In addition, the Company also leases certain equipment under agreements treated for financial reporting purposes as capital leases.

     Future minimum lease payments under the noncancellable leases are as follows (in thousands).

                                                            CAPITAL    OPERATING
                 YEAR ENDING DECEMBER 31,                   LEASES      LEASES
                 ------------------------                   -------    ---------
  2001....................................................   $239       $  913
  2002....................................................     97          970
  2003....................................................     73          952
  2004....................................................                 366
                                                             ----       ------
Total minimum lease payments..............................    409       $3,201
                                                             ====
Less: Amount representing interest........................    (72)
                                                             ----
Present value of capital lease obligations................    337
Less: Current portion.....................................   (193)
                                                             ----
Capital lease obligations, net of current portion.........   $144
                                                             ====

                                 APTIMUS, INC.

     Rent expense for the years ended December 31, 1998, 1999 and 2000, was $199,000, $325,000 and $712,000, respectively. The company has also entered into other agreements with service providers that are either non-cancelable or have extended cancellation notification terms. Such agreements call for payments totaling $1.3 million through March 2002.

  Litigation

     The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. Management believes that the outcome of any such lawsuits would not have a materially adverse effect on the Company's financial position, results of operations or cash flows.

 9. SHAREHOLDERS' EQUITY

  Preferred stock

     In May 1999 the Board of Directors designated 1,250,000 shares of preferred stock as Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into four shares of common stock. Each share of Series B convertible preferred stock has similar rights and obligations as four shares of common stock, except it has no voting rights. During 1999 877,967 shares of Series B preferred stock were issued pursuant to warrants and converted into common shares on October 1, 1999.

     Subject to the provisions of the articles of incorporation and limitations prescribed by law, the board of directors has the authority to issue, without further vote or action by the shareholders, up to 6,814,516 additional shares of preferred stock in one or more series.

  Common stock

     On December 10, 1998, Aptimus issued 1,619,387 shares of the Company's common stock to Fingerhut Companies Inc. (Fingerhut) at a price of $2.47 per share. The shares were partially paid for by surrender and cancellation of a $500,000 Convertible Promissory Note, which the Company had issued to Fingerhut on December 4, 1998.

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

     In October 1999 the Company closed its initial public offering of 3,680,000 shares of the Company's common stock at $12.00 per share. Total proceeds, net of offering costs of $4,134,000, were $40,026,000. Concurrent with the closing of the initial public offering, Fingerhut exercised their remaining rights to purchase 405,359 additional shares of Series B convertible preferred stock for $8,879,000. Upon the closing of the initial public offering all of the Company's Series B convertible preferred stock converted into 3,511,868 shares of common stock.

                                 APTIMUS, INC.

  Warrants

     In connection with the sale of common stock to Fingerhut, the Company issued to Fingerhut a series of warrants to purchase shares of the Company's common stock. These warrants were modified in May 1999 to allow for the purchase of Series B convertible preferred stock. These warrants were exercised for Series B preferred stock and converted to common stock during 1999.

     In return for various services the Company has issued warrants to purchase shares of common stock. At December 31, 2000, warrants outstanding are as follows:

YEAR OF ISSUE   SHARES   EXERCISE PRICE   YEAR OF EXPIRATION
- -------------   ------   --------------   ------------------
    1997         2,400       $1.02               2002
    1998        14,000       $1,02               2003

Stock options

     Effective June 30, 1997, the Company approved the 1997 Stock Option Plan (the Plan) to provide for the granting of stock options to employees, directors and consultants of the Company to acquire ownership in the Company and provide them with incentives for their service. Under the terms of the Plan, 2,036,000 shares of common stock have been reserved for issuance to plan participants.

     The Plan is administered by the Board of Directors of the Company, which determines the terms and conditions of the options granted, including exercise price, number of options granted and the vesting period of such options. The maximum term of options is ten years from the date of grant. The options are generally granted at the estimated fair value of the underlying stock, as determined by the Board of Directors, on the date of grant. As of December 31, 2000, options to purchase 1,270,000 shares of common stock were available for future grant under the Plan. For the year ended December 31, 1998, 1999 and 2000, $23,000, $2,324,000 and $211,000, respectively, of deferred compensation was recorded for options for which the exercise price was lower than the fair market value at the date of grant. The deferred compensation recognized will be amortized over the vesting period of the related options in accordance with Financial Accounting Standards Board interpretation No. 28. During the years ended December 31, 1999 and 2000, $166,000 and $486,000 of unamortized deferred compensation was reversed due to forfeitures of options.

     The following table presents activity under the Plan (in thousands, except per share data):

                                                                 YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------
                                                      1998                1999                2000
                                                -----------------   -----------------   -----------------
                                                         WEIGHTED            WEIGHTED            WEIGHTED
                                                         AVERAGE             AVERAGE             AVERAGE
                                                         EXERCISE            EXERCISE            EXERCISE
                                                SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                                ------   --------   ------   --------   ------   --------
Options outstanding at beginning of period....  1,003     $0.56       815     $1.12     1,123     $3.92
Options granted...............................    645      1.30       498      7.68       786      9.00
Options exercised.............................     56      0.15       108      1.21       200      1.14
Options forfeited.............................    777      0.60        82      2.45       312      8.61
                                                          -----               -----               -----
Options outstanding at end of period..........    815     $1.12     1,123     $3.92     1,397     $6.12
                                                          =====               =====               =====
Weighted average fair value of options granted
  during the period...........................            $0.34               $9.99               $6.49

                                 APTIMUS, INC.

     The following table summarizes information about stock options outstanding under the Plan at December 31, 2000 (in thousands, except per share data and remaining contractual life):

                      OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
- ----------------------------------------------------------------   ----------------------------
                             WEIGHTED AVERAGE
                                REMAINING
                               CONTRACTUAL      WEIGHTED AVERAGE               WEIGHTED AVERAGE
   RANGE OF      NUMBER OF         LIFE             EXERCISE       NUMBER OF       EXERCISE
EXERCISE PRICES   SHARES        (IN YEARS)           PRICE          SHARES          PRICE
- ---------------  ---------   ----------------   ----------------   ---------   ----------------
$ 0.15                31            5.0              $0.15             31           $0.15
  1.02 -- $ 1.50     231            5.0               1.02            221            1.02
  2.00 --   5.00     516            9.3               2.97            219            2.02
  5.31 --   9.56     442           10.0               7.05              3            8.65
 11.50 --  14.63     103            9.3              13.01             27           12.80
 23.44 --  36.00      74           10.0              31.52             16           31.78
                   -----                                              ---
                   1,397            8.8              $6.12            517           $3.01
                   =====                                              ===

     The weighted average fair values and weighted average exercise prices per share at the date of grant for options granted were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                     AVERAGE FAIR VALUE      AVERAGE EXERCISE PRICE
                                                   -----------------------   -----------------------
                                                   1998     1999     2000    1998     1999     2000
                                                   -----   ------   ------   -----   ------   ------
Options granted with exercise prices less than
  the fair value of the stock on the date of
  grant..........................................  $0.41   $10.18   $12.61   $2.50   $ 5.18   $15.82
Options granted with exercise prices equal to the
  fair value of the stock on the date of grant...  $0.34   $ 9.42   $ 4.78   $1.28   $13.19   $ 6.63
Options granted with exercise prices greater than
  the fair value of the stock on the date of
  grant..........................................     --   $ 9.80   $18.99      --   $15.19   $27.96

     During the years ended December 31, 1998, 1999 and 2000, the Company granted options to purchase 209,000, 12,000 and 5,000 shares of common stock, respectively, to consultants, advisors and investment managers and as severance to certain employees.

     The Company follows SFAS No. 123 in accounting for options and warrants issued to non-employees. During the year ended December 31, 1998, the Company recognized $67,150 of expense in connection with options issued to terminated employees and advisors. The remaining fair value of options issued to advisors of $9,750 was recorded as deferred compensation in the shareholders' equity section and amortized over the vesting period of the options. In determining the fair value of the options and warrants granted or issued to non-employees on the date of grant, the Company used the Black-Scholes option-pricing model with the following assumptions:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1998     1999      2000
                                                              -----    -----    ------
Weighted average risk free interest rate....................  5.14%    4.63%     6.62%
Weighted average expected life (in years)...................  1.30     1.00     10.00
Volatility..................................................   100%     100%      100%
Dividends...................................................  none     none      none

     The weighted-average fair value of warrants issued during 1998 was $0.83 per share. No warrants were issued during 2000.

                                 APTIMUS, INC.

  Fair Value Pro Forma Disclosures

     Had compensation expense for employee-related options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1998        1999        2000
                                                      -------    --------    --------
Net loss As reported................................  $(3,199)   $(10,891)   $(21,104)
  Pro forma.........................................  $(3,248)   $(12,031)   $(24,093)
Loss per share as reported..........................  $ (0.51)   $  (1.08)   $  (1.36)
  Pro forma.........................................  $ (0.52)   $  (1.20)   $  (1.55)

     For SFAS No. 123 pro forma disclosure, the fair value of each option is estimated on the date of grant using the minimum value method allowable for non-public companies for the year ended December 31, 1998, and the Black-Scholes option pricing model for the years ended December 31, 1999 and 2000, with the following assumptions used for grants to employees:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Weighted average risk free interest rate....................  4.78%    5.62%    6.29%
Weighted average expected life (in years)...................  4.00     3.94     4.00
Volatility..................................................     0%     100%     100%
Dividends...................................................  none     none     None

10. STOCK PURCHASE PLAN

     The Company's Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) on April 17, 2000 under which two million shares have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 50% of the employees' cash compensation or 1,800 shares per purchase period. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan defined dates. Pursuant to the Purchase Plan, 28,436 shares were purchased at a weighted average price of $4.04 per share for the year ended December 31, 2000, and no shares were purchased for the years ended December 31, 1999 and December 31, 1998.

11. EMPLOYEE RETIREMENT PLAN

     During 1999, the Company established the FreeShop.com, Inc. 401(k) plan, a tax-qualified savings and retirement plan intended to qualify under Section 401 of the Internal Revenue Code. All employees who satisfy the eligibility requirements relating to minimum age and length of service are eligible to participate in the plan and may enter the plan on the first day of any month after they become eligible to participate. Participants may make pre-tax contributions to the plan of up to 15% of their eligible earnings, subject to a statutorily prescribed annual limit. The Company may make matching contributions of up to 100% of the first 6% of the compensation elected for contribution to the plan by an employee. Each participant is fully vested in his or her contributions and the investment earnings thereon, but vesting in any matching contributions by us takes place over a period of five years. The Company has made no matching contributions to the plan as of December 31, 2000.

                                 APTIMUS, INC.

12. INCOME TAXES

     A current provision for income taxes was not recorded for the years ended December 31, 1998, 1999 and 2000 due to taxable losses incurred during such periods. A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to the expiration of net operating loss carry-forwards. Net operating losses of the FreeShop Division of Online did not carry over to the Company.

     Deferred tax assets at December 31, 1999 and 2000 are as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                           1999        2000
                                                          -------    --------
Net operating loss carryforwards........................  $ 4,913    $ 11,936
Nondeductible allowances and accruals...................      520       1,830
Expense related to stock options and warrants...........      377           0
                                                          -------    --------
                                                            5,810      13,766
Less: Valuation allowance...............................   (5,810)    (13,766)
                                                          -------    --------
                                                          $    --    $     --
                                                          =======    ========

     At December 31, 2000, the Company had net operating loss carry forwards of approximately $35.1 million for federal income tax reporting purposes. The net operating losses will expire beginning in 2012 if not previously utilized. Should certain changes in the Company's ownership occur, there could be a limitation on the utilization of its net operating losses.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     The following items are supplemental information required for the statement of cash flows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Cash paid during the period for interest....................  $ 66     $ 40     $114
                                                              ====     ====     ====
Property and equipment acquired with capital leases.........  $102     $ --     $ --
                                                              ====     ====     ====
Common stock issued in connection with business
  combination...............................................  $ --     $736     $580
                                                              ====     ====     ====
Conversion of note payable..................................  $ --     $ 50     $
                                                              ====     ====     ====

14. ACQUISITIONS

     In May 1999, Aptimus entered into purchase and sale agreements to acquire substantially all of the assets of Commonsite LLC (Commonsite) and Travel Companions International, Inc. (Travel). Total consideration for the acquired assets of the two companies is $2,577,000, which is comprised of $1,841,000 in cash and 52,920 shares of common stock, valued at $13.91 per share. The aggregate purchase price has been allocated to the net assets acquired, based upon their respective fair market values. The excess of the purchase price over the fair market value of the assets acquired and liabilities assumed of $1,382,000 has been allocated to cost in excess of net assets acquired and is being amortized over three years.

                                 APTIMUS, INC.

     In connection with the acquisitions, assets acquired and liabilities assumed were as follows (in thousands):

Fair value of tangible assets acquired......................  $   55
Liabilities assumed.........................................    (145)
Fair value of customer lists................................     560
Fair value of database......................................     375
Fair value of client lists..................................     300
Fair value of non-compete agreement.........................      50
Goodwill....................................................   1,382
                                                              ------
                                                              $2,577
                                                              ======

     In November 2000, Aptimus entered into purchase and sale agreements to acquire substantially all of the assets of XMarkstheSpot, Inc. Total consideration for the acquired assets is $2,077,000, which is comprised of $1,497,000 in cash and 405,588 shares of common stock, valued at $1.43 per share. The aggregate purchase price has been allocated to the net assets acquired, based upon their respective fair market values.

     In connection with the acquisition, the purchase price was allocated as follows (in thousands):

Fair value of tangible assets acquired......................  $  671
Liabilities assumed.........................................    (297)
Fair value of acquired technology...........................   1,314
Fair value of work force in place...........................     389
                                                              ------
                                                              $2,077
                                                              ======

     The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the Company's acquisition of Commonsite and Travel occurred as of the beginning of 1998, and the acquisition of XMarkstheSpot, Inc., occurred as of the beginning of 1999 after including the impact of certain adjustments such as amortization of cost in excess of net assets acquired (in thousands, except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1998        1999        2000
                                                      -------    --------    --------
                                                                (UNAUDITED)
Net revenues........................................  $ 1,893    $  8,877    $ 18,181
Pro forma net loss..................................  $(4,296)   $(14,678)   $(28,447)
Pro forma basic and diluted net loss per share......  $ (0.68)   $  (1.40)   $  (1.78)

     The unaudited pro forma results are not necessarily indicative of the results of operations which would actually have been reported had the acquisition occurred prior to the beginning of the periods presented. In addition, they are not intended to be indicative of future results.

                                 APTIMUS, INC.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth the Company's unaudited quarterly financial information for the years ending December 31, 1999 and 2000 (in thousands, except per share data).

                                                                 THREE MONTHS ENDED
                                   -------------------------------------------------------------------------------
                                   3/31/99   6/30/99   9/30/99   12/31/99   3/31/00   6/30/00   9/30/00   12/31/00
                                   -------   -------   -------   --------   -------   -------   -------   --------
Net revenue......................      667     1,397     2,386     4,056      5,147     5,877     3,492     2,357
Net loss.........................  $(1,366)  $(2,503)  $(3,508)  $(3,514)   $(4,175)  $(4,612)  $(5,958)  $(6,359)
                                   =======   =======   =======   =======    =======   =======   =======   =======
  Basic and diluted net loss per
    share........................  $ (0.17)  $ (0.30)  $ (0.42)  $ (0.23)   $ (0.27)  $ (0.29)  $ (0.38)  $ (0.41)
                                   =======   =======   =======   =======    =======   =======   =======   =======

16. SUBSEQUENT EVENTS

     On February 20, 2001 the Company announced its intention to reposition itself as a direct marketing infrastructure provider, focusing all its resources on building its direct marketing network. As part of this repositioning all activities related to its consumer-direct Web sites, including FreeShop.com, Desteo.com, and CatalogSite.com will be discontinued. Also as part of this repositioning a significant reduction in staffing levels and other expenses related to the consumer-direct Web sites was made. The changes will result in approximately $1.5 million of severance costs, the write-off of approximately $346,000 in software and the write-off of approximately $976,000 in intangible assets in the first quarter of 2001.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information with respect to Directors may be found under the caption "Election of Directors and Management Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held June 12, 2001 (the "Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

     The information in the Proxy Statement set forth under the captions "Information Regarding Executive Officer Compensation" and "Information Regarding the Board and its Committees" is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" of the Proxy Statement is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)1. Financial Statements

     The following financial statements of the Registrant and the Report of Independent Accountants thereon are included herewith in Item 8 above.

                                                                      PAGE
                                                                      ----
        Report of Independent Accountants...........................   25
        Balance Sheet as of December 31, 1999 and 2000..............   26
        Statement of Operations for the years ended December 31,
          1998, 1999 and 2000.......................................   27
        Statement of Shareholders' Equity for the years ended
          December 31, 1998, 1999 and 2000..........................   28
        Statement of Cash Flows for the years ended December 31,
          1998, 1999 and 2000.......................................   29
        Notes to Financial Statements...............................   30

     (a)2.

        SCHEDULE NO.                          DESCRIPTION
        ------------                          -----------
        1.1           Valuation and Qualifying Accounts and Reserves

     (b) Reports on Form 8-K

     On October 18, 2000, the Company filed a Form 8-K announcing its name change from FreeShop.com, Inc. to Aptimus, Inc.

     On December 14, 2000, the Company filed a Form 8-K announced a modification in the business metrics of the Company to reflect its previously announced move away from a site-centric toward a network-centric business model.

     (c) Exhibits:

    EXHIBIT
     NUMBER                           DESCRIPTION
    -------                           -----------
     3.1*     Second Amended and Restated Articles of Incorporation of
              registrant.
     3.2*     Amended and Restated Bylaws of registrant.
     4.1*     Specimen Stock Certificate.
     4.2*     Form of Common Stock Warrant.
    10.1*++   Form of Indemnification Agreement between the registrant and each of its directors.
    10.2*++   1997 Stock Option Plan, as amended.
    10.3*++   Form of Stock Option Agreement.
    10.4*     Investor Subscription Agreement, dated December 10, 1998,
              between registrant and Fingerhut Companies, Inc.
    10.5*     Warrant Agreement, dated December 10, 1998, between
              registrant and Fingerhut Companies, Inc.
    10.6*     Stockholders Agreement, dated December 10, 1998, among
              registrant, Timothy C. Choate, John P. Ballantine and
              Fingerhut Companies, Inc.
    10.7*     Asset Purchase Agreement, dated May 5, 1999, among
              registrant, Travel Companions International, Inc., Jeff Mohr and Janet Mohr.
    10.8*     Asset Purchase Agreement, dated May 6, 1999, among
              registrant, Commonsite, LLC and Alan Bennett.

    EXHIBIT
     NUMBER                           DESCRIPTION
    -------                           -----------
    10.9*     Registration Rights Agreement, dated May 6, 1999, between
              registrant and Commonsite, LLC.
    10.10*    Loan and Security Agreement, dated September 18, 1998,
              between registrant and Imperial Bank.
    10.11*    Lease Agreement, dated September 23, 1997 and amended as of
              February 16, 1999, between registrant and Merrill Place LLC.
    10.11.1*  Second Amendment to Lease, dated November 30, 1999, between registrant and Merrill Place LLC.
    10.12*    Promotion Agreement, dated May 18, 1998 and amended as of
              June 30, 1998 and September 30, 1998, between registrant and
              CNET, Inc.
    10.13+*   Linkshare Network Membership Agreement, dated September 23,
              1998, between registrant and Linkshare Corporation.
    10.14*    Letter Agreement dated June 18, 1999 between registrant and
              Fingerhut.
    10.15*    Escrow Agreement dated June 18, 1999 between registrant and
              Fingerhut.
    10.16*    Common Stock Purchase Warrant dated January 26, 1998 in
              favor of Karrie Lee.
    10.17*    Warrant to Purchase Stock dated September 18, 1998 in favor of Imperial Bank.
    10.18*    Common Stock Purchase Warrant dated January 23, 1998 in
              favor of Hallco Leasing Corporation.
    10.19*    Common Stock Purchase Warrant dated December 4, 1997 in
              favor of Hallco Leasing Corporation.
    10.20*    Common Stock Purchase Warrant dated January 26, 1998 in
              favor of Employco, Inc.
    10.21+*   Marketing Agreement with NewSub Services, Inc. effective as of June 1, 1999.
    10.22+*   Marketing Agreement with eNews.com, Inc. dated December 8,
              1999. (Incorporated by reference Exhibit 10.1 to the
              Company's Report on Form 8-K filed January 12, 2000).
    10.23     Asset Purchase Agreement, dated November 22, 2000, among
              Aptimus, Inc. and XMarkstheSpot, inc.
    23.1      Consent of PricewaterhouseCoopers LLP, independent
              accountants.

- ---------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).

+ Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

++ Management compensation plan or agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aptimus, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2001                             APTIMUS, INC.

                                          By:     /s/ TIMOTHY C. CHOATE
                                            ------------------------------------
                                                     Timothy C. Choate,
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                /s/ TIMOTHY C. CHOATE                       Chairman of the Board,       April 2, 2001
- -----------------------------------------------------     President Chief Executive
                  Timothy C. Choate                          Officer and Director

                  /s/ JOHN A. WADE                        Secretary, Vice President,     April 2, 2001
- -----------------------------------------------------      Finance, Chief Financial
                    John A. Wade                         Officer and Chief Accounting
                                                                   Officer

               /s/ JOHN P. BALLANTINE                              Director              April 2, 2001
- -----------------------------------------------------
                 John P. Ballantine

                /s/ JOHN B. BALOUSEK                               Director              April 2, 2001
- -----------------------------------------------------
                  John B. Balousek

               /s/ WILLIAM J. LANSING                              Director              April 2, 2001
- -----------------------------------------------------
                 William J. Lansing

                 /s/ KIRK M. LOEVNER                               Director              April 2, 2001
- -----------------------------------------------------
                   Kirk M. Loevner

                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                           DESCRIPTION
    -------                           -----------
     3.1*     Second Amended and Restated Articles of Incorporation of
              registrant.
     3.2*     Amended and Restated Bylaws of registrant.
     4.1*     Specimen Stock Certificate.
     4.2*     Form of Common Stock Warrant.
    10.1*     Form of Indemnification Agreement between the registrant and each of its directors.
    10.2*     1997 Stock Option Plan, as amended.
    10.3*     Form of Stock Option Agreement.
    10.4*     Investor Subscription Agreement, dated December 10, 1998,
              between registrant and Fingerhut Companies, Inc.
    10.5*     Warrant Agreement, dated December 10, 1998, between
              registrant and Fingerhut Companies, Inc.
    10.6*     Stockholders Agreement, dated December 10, 1998, among
              registrant, Timothy C. Choate, John P. Ballantine and
              Fingerhut Companies, Inc.
    10.7*     Asset Purchase Agreement, dated May 5, 1999, among
              registrant, Travel Companions International, Inc., Jeff Mohr and Janet Mohr.
    10.8*     Asset Purchase Agreement, dated May 6, 1999, among
              registrant, Commonsite, LLC and Alan Bennett.
    10.9*     Registration Rights Agreement, dated May 6, 1999, between
              registrant and Commonsite, LLC.
    10.10*    Loan and Security Agreement, dated September 18, 1998,
              between registrant and Imperial Bank.
    10.11*    Lease Agreement, dated September 23, 1997 and amended as of
              February 16, 1999, between registrant and Merrill Place LLC.
    10.11.1*  Second Amendment to Lease, dated November 30, 1999, between registrant and Merrill Place LLC.
    10.12*    Promotion Agreement, dated May 18, 1998 and amended as of
              June 30, 1998 and September 30, 1998, between registrant and
              CNET, Inc.
    10.13+*   Linkshare Network Membership Agreement, dated September 23,
              1998, between registrant and Linkshare Corporation.
    10.14*    Letter Agreement dated June 18, 1999 between registrant and
              Fingerhut.
    10.15*    Escrow Agreement dated June 18, 1999 between registrant and
              Fingerhut.
    10.16*    Common Stock Purchase Warrant dated January 26, 1998 in
              favor of Karrie Lee.
    10.17*    Warrant to Purchase Stock dated September 18, 1998 in favor of Imperial Bank.
    10.18*    Common Stock Purchase Warrant dated January 23, 1998 in
              favor of Hallco Leasing Corporation.
    10.19*    Common Stock Purchase Warrant dated December 4, 1997 in
              favor of Hallco Leasing Corporation.
    10.20*    Common Stock Purchase Warrant dated January 26, 1998 in
              favor of Employco, Inc.
    10.21+*   Marketing Agreement with NewSub Services, Inc. effective as of June 1, 1999.
    10.22+*   Marketing Agreement with eNews.com, Inc. dated December 8,
              1999. (Incorporated by reference Exhibit 10.1 to the
              Company's Report on Form 8-K filed January 12, 2000).
    10.23     Asset Purchase Agreement, dated November 22, 2000, among
              Aptimus, Inc. and XMarkstheSpot, inc.
    23.1      Consent of PricewaterhouseCoopers LLP, independent
              accountants.

- ---------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).

+ Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                       BALANCE AT   CHARGES TO   CHARGES TO                 BALANCE AT
                                       BEGINNING    COSTS AND      OTHER                      END OF
                                       OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
                                       ----------   ----------   ----------   ----------   -------------
Year ended December 31, 1998
  Allowance for doubtful accounts....  $   79,719   $   56,551   $       --    $ 93,619     $    42,651
  Tax valuation allowance............     418,697           --    1,064,048          --       1,482,745
Year ended December 31, 1999
  Allowance for doubtful accounts....      42,651      393,221           --      64,756         371,116
  Tax valuation allowance............   1,482,745           --    4,327,069                   5,809,814
Year ended December 31, 2000
  Allowance for doubtful accounts....     371,116    1,994,844           --     564,901       1,801,059
  Tax valuation allowance............   5,809,814           --    7,956,001                  13,765,815