Form 10-K405/A
period 2000-12-31
APTIMUS INC
filed 2001-04-11
CIK 1087277

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                AMENDMENT NO. 1



                                       TO

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


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



     none

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


                                   FREESHOP DIVISION
                                       OF ONLINE                       APTIMUS, INC.
                                   INTERACTIVE, INC.    --------------------------------------------
                                      FISCAL YEAR        SIX MONTHS
                                     ENDED JUNE 30,        ENDED          YEAR ENDED DECEMBER 31,
                                   ------------------   DECEMBER 31,   -----------------------------
                                    1996       1997         1997        1998       1999       2000
                                   -------   --------   ------------   -------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues.........................  $1,271    $ 1,198      $   535      $ 1,251   $  8,506   $ 16,873
  Operating expenses:
  Sales and marketing............     624      1,810        1,175        3,088     15,042     29,571
  Internet and network
     connectivity................     309        310          128          181        616      2,047
  Research and development.......      65        135          182          387        901      2,439
  General and administrative.....     291        353           83          417      1,343      3,055
  Depreciation and
     amortization................      10         34           47          140      1,156      2,419
  Equity-based compensation......      --         --           63          174      1,117        774
          Total operating
            expenses.............   1,299      2,642        1,678        4,387     20,175     40,305
                                   ------    -------      -------      -------   --------   --------
Operating loss...................     (28)    (1,444)      (1,143)      (3,136)   (11,669)   (23,432)
Interest expense.................      --         --            6           66         40        114
Other income, net................      --         --           --           (3)      (818)    (2,442)
                                   ------    -------      -------      -------   --------   --------
Net (loss).......................  $  (28)   $(1,444)     $(1,149)     $(3,199)  $(10,891)  $(21,104)
                                   ======    =======      =======      =======   ========   ========
Basic and diluted net loss per
  share..........................  $(0.01)   $ (0.31)     $ (0.22)     $ (0.51)  $  (1.08)  $  (1.36)
                                   ======    =======      =======      =======   ========   ========
Shares used to compute basic and
  diluted net loss per share.....   4,601      4,601        5,189        6,224     10,043     15,567
                                   ======    =======      =======      =======   ========   ========


                                         AS OF JUNE 30,             AS OF DECEMBER 31,
                                         --------------    ------------------------------------
                                         1996     1997     1997     1998      1999       2000
                                         -----    -----    ----    ------    -------    -------
BALANCE SHEET DATA:
  Cash and cash equivalents............    --       --       26     2,892     33,795     12,854
  Working capital (deficiency).........    80      322     (158)    2,014     46,736     23,032
  Total assets.........................  $207     $536     $645    $3,687    $55,816    $35,532
  Long-term obligations, less current
     portion...........................    --        5      160       195         40        944
  Total shareholders' equity...........   105      432       82     2,243     50,911     29,868

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

                                 APTIMUS, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            SERIES B
                                           CONVERTIBLE                                         NOTE
                                         PREFERRED STOCK      COMMON STOCK     ADDITIONAL   RECEIVABLE      DEFERRED
                                        -----------------   ----------------    PAID-IN        FROM          STOCK
                                        SHARES    AMOUNT    SHARES   AMOUNT     CAPITAL     SHAREHOLDER   COMPENSATION
                                        ------   --------   ------   -------   ----------   -----------   ------------
BALANCES AT DECEMBER 31, 1997.........     --    $     --    5,597   $ 2,699     $   63        $(25)        $    --
Issuance of common stock, net of
  offering expenses of $73............                       2,488     5,108
Exercise of stock options.............                          56         9
Repayment of note receivable from
  shareholder.........................                                                           25
Deferred compensation related to
  grants of stock options and
  warrants............................                                              147                         (23)
Shares transferred to employees by
  principle shareholders..............                                               84
Amortization of deferred stock
  compensation........................                                                                           10
Net loss..............................
                                         ----    --------   ------   -------     ------        ----         -------
BALANCES AT DECEMBER 31, 1998.........     --          --    8,141     7,816        294          --             (13)
Repurchase of common stock............                        (160)      (77)
Issuance of common stock..............                         160       400
Issuance of common stock upon
  conversion of promissory note.......                          20        50
Issuance of common stock in connection
  with business acquisition...........                          53       736
Shares sold to employee by principle
  shareholder.........................                                              406
Issuance of common stock in initial
  public offering, net of expenses of
  $4,134..............................                       3,680    40,026
Exercise of stock options and
  warrants............................    878      17,495      118       141
Conversion of preferred stock.........   (878)    (17,495)   3,512    17,495
Deferred compensation related to
  grants of stock options.............                                            2,324                      (2,324)
Deferred compensation related to
  forfeitures of stock options........                                             (166)                        166
Amortization of deferred stock
  compensation........................                                                                          705
Net loss..............................
                                         ----    --------   ------   -------     ------        ----         -------
BALANCES AT DECEMBER 31, 1999.........     --          --   15,524    66,587      2,858          --          (1,466)
Repurchase of common stock............                        (664)   (1,637)
Exercise of stock options and
  warrants............................                         211       229
Issuance of shares under employee
  stock purchase program..............                          28       115
Deferred compensation related to
  grants of stock options.............                                              146                        (146)
Deferred compensation related to
  forfeitures of stock options........                                             (486)                        486
Amortization of deferred stock
  compensation........................                                                                          774
Issuance of common stock in connection
  with business acquisition...........                         406       580
Net loss..............................
                                         ----    --------   ------   -------     ------        ----         -------
BALANCE ON DECEMBER 31, 2000..........     --    $     --   15,505   $65,874     $2,518        $ --         $  (352)
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

YEAR OF ISSUE   SHARES   EXERCISE PRICE   YEAR OF EXPIRATION
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

                      OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
----------------------------------------------------------------   ----------------------------
                             WEIGHTED AVERAGE
                                REMAINING
                               CONTRACTUAL      WEIGHTED AVERAGE               WEIGHTED AVERAGE
   RANGE OF      NUMBER OF         LIFE             EXERCISE       NUMBER OF       EXERCISE
EXERCISE PRICES   SHARES        (IN YEARS)           PRICE          SHARES          PRICE
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


April 11, 2001                            APTIMUS, INC.


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


                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                /s/ TIMOTHY C. CHOATE                       Chairman of the Board,       April 11, 2001
-----------------------------------------------------     President Chief Executive
                  Timothy C. Choate                          Officer and Director

                  /s/ JOHN A. WADE                        Secretary, Vice President,     April 11, 2001
-----------------------------------------------------      Finance, Chief Financial
                    John A. Wade                         Officer and Chief Accounting
                                                                   Officer

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