Form 10-K405/A
period 2000-12-31
APTIMUS INC
filed 2001-04-30
CIK 1087277

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-K

                                ----------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.
================================================================================

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The following table sets forth certain information, as of April 2, 2001, regarding the executive officers, directors and key employees of Aptimus, Inc. (the "Company"):

NAME                              AGE                   POSITION
Timothy C. Choate...............  35   Chairman, Chief Executive Officer,
                                       President and a Director
William H. Fritsch..............  49   Chief Operating Officer, Chief Marketing
                                       Officer, and a Director
John A. Wade....................  38   Chief Financial Officer
David H. Davis..................  42   General Counsel and Secretary
Keith Miscione..................  44   Chief Technology Officer
Dave Sharp......................  48   Senior Vice President
Frank Yien......................  40   Senior Vice President and General Manager
Scott Rozic.....................  27   Executive Vice President, Sales
John P. Ballantine..............  37   Director
John B. Balousek................  55   Director
William J. Lansing..............  42   Director
Kirk M. Loevner.................  43   Director

     Timothy C. Choate has served as Chairman, President and Chief Executive Officer since March 1998. Prior to March 1998, Mr. Choate served as a Vice President of Micro Warehouse from July 1997 to March 1998. In 1994, Mr. Choate co-founded Online Interactive, Inc., the former parent company of the Company, and served as its Chairman, President and Chief Executive Officer until June 1997. Prior to 1994, Mr. Choate also served as President of Softdisk Publishing LLC, a software publishing company, and the Senior Marketing Manager of Prodigy, an Internet access and content provider. Mr. Choate currently serves as a director of Digital River, Inc., a provider of eCommerce outsourcing solutions, and Laplink, Inc., a software publishing company. Mr. Choate earned a Bachelor of Science in economics, with a concentration in marketing and entrepreneurial management, from the Wharton School of Business at the University of Pennsylvania.

     William H. Fritsch has served as a director since April 2001 and as Chief Operating Officer since May 2000. Prior to May 2000, Mr. Fritsch served as the Company's Executive Vice President, Marketing, from October 1998 to April 2000. In 1988, Mr. Fritsch co-founded CF2GS, a Seattle-based direct marketing agency, and served as its President until March 1998. Prior to 1988, Mr. Fritsch also served as the Vice President for Sharp Hartwig Advertising, the Director of Marketing Services at Walt Disney Productions, Marketing Coordinator for The Smithers Company and an auditor for Ernst & Ernst. In 1995, Mr. Fritsch was named "Agency Person of the Year" by Media Inc. and the American Marketing Association. Mr. Fritsch graduated cum laude from the University of Akron in Ohio with a Bachelor of Science degree in accounting.

     John A. Wade has served as Chief Financial Officer since May 1998. Prior to May 1998, Mr. Wade served as the Chief Financial Officer and Chief Operating Officer for Buzz Oates Enterprises, a real estate development company, from November 1992 to April 1998. Prior to November 1992, Mr. Wade also served as the Controller for A&A Properties, Inc., an asset management corporation, the Controller for Labels West, a manufacturing company, and as an auditor and taxation specialist at McGladrey and Pullen, an international accounting firm. Mr. Wade has a Bachelor of Science degree in business administration with a concentration in accounting from the San Diego State University School of Business.

     Dave Davis has served as General Counsel since January 2000. Prior to January 2000, Mr. Davis served as General Counsel for Ride, Inc. from August 1996 to December 1999 and Egghead.com from September

1994 to August 1996. Prior to September 1994, Mr. Davis worked as an attorney for the Seattle-based law firms of Stanislaw Ashbaugh and Lane Powell Spears Lubersky. Mr. Davis holds a Bachelor of Arts degree in history from Whitman College and a Juris Doctor degree from the University of Oregon School of Law.

     Keith Miscione has served as Chief Technology Officer since November 2000. Mr. Miscione served as the Vice President of Engineering at XmarkstheSpot from June 2000 to November 2000. Prior to June 2000, Mr. Miscione served as Vice President of Engineering and Operations at Echo Online Networks from October 1999 to June 2000. Prior to October 1999, Mr. Miscione served as Vice President of e-Commerce Practice at Transaction Information Systems from June 1998 to October 1999. Mr. Miscione has also held senior managerial roles at such companies as MCI Systemhouse, Avon Products, Inc., Visa International, Bank of America, and Morgan Guaranty Trust Company. Mr. Miscione holds a Bachelor of Science degree in Finance from St. Francis college in Brooklyn, New York. Mr. Miscione has completed graduate course work in management information systems and computer science at Yale University.

     Dave Sharp has served as Senior Vice President since August 2000. Prior to August 2000, Mr. Sharp served as a senior partner of Bozell Worldwide from April 1997 to July 2000. Prior to April 1997, Mr. Sharp served as Senior Vice President/Director of Client Service at CF2GS from April 1994 to April 1997. Prior to April 1994, Mr. Sharp co-founded the Seattle-based advertising agency Sharp Hartwig and served as its President and Chief Executive Officer from October 1979 to April 1994. Mr. Sharp has a Bachelor of Science degree in marketing from Bradley University and a Master of Science degree from the University of Illinois.

     Frank Yien has served as Vice President and General Manager, Networks since November 2000. Prior to November 2000, Mr. Yien served as Vice President and General Manager at XmarkstheSpot from March 1998 to November 2000. Prior to March 1998, Mr. Yien also has held management and engineering positions at such companies as Netscape, Optum Software, Sybase, GO, Sun Microsystems and Xerox. Yien holds a Bachelor of Science degree in computer science and an MBA, both from the University of California at Berkeley.

     Scott Rozic has served as Executive Vice President, Sales and Marketing, since November 2000. Prior to November 2000, Mr. Rozic founded XmarkstheSpot and served as its Chief Executive Officer and President from April 1997 to November 2000. Mr. Rozic holds a Bachelor of Science degree in Finance and Entrepreneurship from the University of Colorado.

     John P. Ballantine has served as a director since July 1997. From March 1999 to January 2001, Mr. Ballantine served as Chairman and Chief Executive Officer of iStart Ventures LLC, a developer of early-stage e-commerce concepts. From July 1997 to March 1998, Mr. Ballantine served as a Vice President of Micro Warehouse, Inc. In 1994, Mr. Ballantine co-founded Online Interactive and served as its Executive Vice President and later as President and Chief Executive Officer. From February 1993 to June 1994, Mr. Ballantine served as Vice President of Softdisk Publishing, where he managed online shopping applications with America Online, CompuServe, Prodigy and GEnie. From March 1989 to February 1993, Mr. Ballantine served as Vice President of Sales for DataEnvelope, a full-service software marketing and distribution company. Mr. Ballantine holds a Bachelor of Science degree in Finance from the San Diego State University School of Business.

     John B. Balousek has served as a director since February 1999. In 1998 Mr. Balousek co-founded PhotoAlley.com, an online retailer of photographic equipment, supplies and services. From 1979 to 1997, Mr. Balousek served in various positions, including President and Chief Operating Officer and Director of Foote, Cone & Belding Communications, Inc., a global advertising and communications company. In 1996, Mr. Balousek served as Chairman and Chief Executive Officer of True North Technologies, a digital and interactive service of True North Communications, Foote, Cone & Belding's parent company. Mr. Balousek currently serves as a director for Geoworks Corporation, a provider of end-to-end solutions for the wireless communications market; Emcirq Corporation, a privately held company focusing on electronic data marketing; and EDB Holdings, Inc., a superoptical retailing company. Mr. Balousek also serves as a director for Micron Electronics and Magnifi.com. Mr. Balousek holds a Bachelor of Arts degree in Journalism from Creighton University and a graduate degree from Northwestern University.

     William J. Lansing served as a director from January 1999 through March 2000 and rejoined the board in November 2000. From March 2000 to the present, Mr. Lansing has served as Chief Executive Officer of NBC Internet, Inc. ("NBCi"). From May 1998 to May 1999, Mr. Lansing served as President of Fingerhut. From November 1996 to May 1998, Mr. Lansing served as a Vice President for Business Development of General Electric Corp. From January 1996 to October 1996, Mr. Lansing served as Chief Operating Officer of Prodigy. From 1986 to 1996, Mr. Lansing was a principal at McKinsey & Co., a management consulting company. Mr. Lansing also serves as a director of Digital River, Inc., an electronic commerce solutions provider, and Net Perceptions, Inc., a developer of Internet marketing solutions. Mr. Lansing holds a Bachelor of Arts degree in English from Wesleyan University and a Juris Doctorate degree from Georgetown University.

     Kirk M. Loevner has served as a director since November 1998. In February 1999, Mr. Loevner founded PublishOne, Inc., an online publishing service for businesses, of which he is currently President and Chief Executive Officer. From August 1996 to August 1998, Mr. Loevner served as President and Chief Executive Officer of the Internet Shopping Network, Inc., an online retailer and auction house. From November 1993 to July 1996, Mr. Loevner served as a Vice President and General Manager of Silicon Graphics Inc., a leading supplier of visual computing and high-performance computer systems. Before November 1993, Mr. Loevner served as a Vice President and General Manager of Apple Computer Inc., a computer manufacturing company. Mr. Loevner currently serves on the board of directors of the Software Industry and Information Association, a software industry association. Mr. Loevner holds a Bachelor of Science degree in Computer Science from Tufts University and an M.B.A. degree in General Management from Harvard University.

     The Company currently has authorized six directors. Each director is elected for a period of one year at the annual meeting of shareholders and serves until the next annual meeting or until his or her successor is duly elected and qualified or until his or her resignation or removal. The executive officers serve at the discretion of the board.

     None of the Company's directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of the Company. There are no family relationships among any of the directors and executive officers of the Company.

     Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

     Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under
Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2000 all of the Company's officers and directors, and all of the persons known to the Company to own more than ten percent (10%) of the Common Stock, complied with all such reporting requirements.

BOARD COMMITTES

     Committees of the Board consist of an Audit Committee and a Compensation Committee. The Audit Committee, currently composed of Messrs. Ballantine, Balousek and Loevner, reviews the Company's internal accounting procedures and consults with and reviews the services provided by the Company's independent auditors. The Audit Committee met three (3) times during the fiscal year ended December 31, 2000. The Compensation Committee, which was composed of Messrs. Ballantine, Balousek and Loevner, did not meet during the fiscal year ended December 31, 2000. The Board performed the duties otherwise performed by the Compensation Committee during the fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to the Company's Chief Executive Officer and four most highly compensated executive officers for the years ended December 31, 1998, 1999 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                   LONG-TERM
                                                                  COMPENSATION
                                                                  ------------
                                          ANNUAL COMPENSATION      SECURITIES
                                          --------------------     UNDERLYING
NAME AND PRINCIPAL POSITION                SALARY       BONUS       OPTIONS
---------------------------               --------     -------    ------------
Timothy C. Choate(1)             2000     $150,000     $37,500
Chairman, President and          1999      107,293      35,417
Chief Executive Officer          1998       26,825(2)                16,000

William H. Fritsch               2000      165,625      31,250      100,000
Executive Vice President,        1999      105,208      30,208       25,000
Marketing                        1998                   50,000

David H. Davis, Secretary        2000      122,445       8,534       30,000
and General Counsel

John A. Wade                     2000      100,000      25,000       20,000
Vice President, Finance and      1999       97,500      25,000
Chief Financial Officer          1998       37,500                   80,000

Lisa C. Wolff                    2000       95,916      22,500       40,000
Vice President, Business         1999       76,917      24,167
Development                      1998       65,167

(1)     Mr. Choate became the Company's Chief Executive Officer in March 1998.

(2)     Includes $19,220 in deferred compensation paid in January 1999.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding stock option grants to the Company's Chief Executive Officer and four most highly compensated executive officers during the year ended December 31, 2000. The potential realizable value is calculated based on the assumption that the Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of its term. These numbers are calculated based on SEC requirements and do not reflect the Company's projection or estimate of future stock price growth. Potential realizable values are computed by:

o multiplying the number of shares of Common Stock subject to a given option by the exercise price;

o assuming that the aggregate stock value derived from that calculation compounds at the annual five percent (5%) or ten percent (10%) rate shown in the table for the entire ten-year term of the option; and

o    subtracting from that result the aggregate option exercise price.

                             OPTION GRANTS IN 2000

                                    INDIVIDUAL GRANTS
                     ----------------------------------------------
                                  % OF TOTAL                          POTENTIAL REALIZABLE
                                   OPTIONS                           VALUE AT ASSUMED ANNUAL
                     NUMBER OF    GRANTED TO   EXERCISE                RATES OF STOCK PRICE
                     SECURITIES   EMPLOYEES     PRICE                APPRECIATION FOR OPTION
                     UNDERLYING   IN FISCAL     (PER                          TERM
                      OPTIONS       YEAR        SHARE)   EXPIRATION  -----------------------
NAME                  GRANTED        (1)         (2)        DATE         5%           10%
-------------------  ----------  -----------  ---------  ----------  ---------     ---------
Timothy C. Choate         --        --           --           --            --            --
William H. Fritsch   100,000(3)     12.8%        $6.00     6/19/10    $377,337      $956,245
David H Davis         20,000(3)      2.6%         6.00     6/19/10      75,467       191,249
John A. Wade          20,000(3)      2.6%         6.00     6/19/10      75,467       191,249
Lisa C. Wolff         40,000(3)      5.1%         6.00     6/19/10     150,935       382,498

(1)  During 2000, options to purchase 780,675 shares were issued to employees.

(2) The exercise price per share was equal to the fair market value of the Common Stock on the date of grant as determined by the Nasdaq national market.

(3) Represents options vesting according to the following schedule: 20% vesting at one year, 6.7% vesting quarterly for the following 11 quarters and 6.3% vesting at the end of four years.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

   The following table sets forth for the Company's Chief Executive Officer and four most highly compensated executive officers the number of shares acquired upon exercise of stock options during the year ended December 31, 2000 and the number of shares subject to exercisable and unexercisable stock options held at December 31, 2000.

                            AGGREGATED OPTION EXERCISES IN 2000
                                 AND YEAR-END OPTION VALUES

                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                       OPTIONS AT            IN-THE-MONEY OPTIONS AT
                         SHARES                     DECEMBER 31, 2000          DECEMBER 31, 2000(1)
                        ACQUIRED      VALUE     --------------------------  --------------------------
NAME                   ON EXERCISE   REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
--------------------  ------------  ----------  -----------  -------------  -----------  -------------
Timothy C. Choate              --          --       2,000             --             --             --
William H. Fritsch             --          --      36,850        143,150             --             --
David H Davis                  --          --          --         30,000             --             --
John A. Wade                   --          --      61,880         38,120             --             --
Lisa C. Wolff              26,183   $ 196,247       6,233         40,000        $ 1,346             --

(1) The value of unexercised in-the-money options at December 31, 2000 is based on $0.75 per share, the closing price of the Common Stock at such time, less the exercise price per share.

COMPENSATION OF DIRECTORS

Directors of the Company do not receive cash compensation for their services as directors or members of committees of the Board, but are reimbursed for their reasonable expenses incurred in attending Board or committee meetings.

The Company's 1997 Stock Plan, as amended, permits the grant of options for the purchase of shares of Common Stock to directors of the Company. No such grants of options were made to directors of the Company during the fiscal year ended December 31, 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee is currently composed Messrs. Ballantine, Balousek and Loevner. No member of the Compensation Committee is an officer or employee of the Company. The Compensation Committee, however, did not meet during the fiscal year ended December 31, 2000, and the Board performed the duties otherwise performed by the Compensation Committee. Timothy C. Choate, the Company's Chief Executive Officer and President, and William H. Fritsch, the Company's Chief Operating Officer, participate, during the fiscal year ended December 31, 2000, in all deliberations of the Board regarding executive officer compensation.

     No executive officer of the Company serves as a member of the board or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board or Compensation Committee. In addition, no interlocking relationship exists between any member of the Company's Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Stock as of April 13, 2001, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each director of the Company, (iii) each of the Company's four most highly compensated executive officers, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

     DIRECTORS, NAMED EXECUTIVE OFFICERS          NUMBER OF SHARES      % OF TOTAL SHARES
           AND 5% SHAREHOLDERS(1)               BENEFICIALLY OWNED(2)        OWNED(3)
---------------------------------------------   ---------------------   -----------------
Fingerhut Companies, Inc.                             5,131,255                33.40%
4400 Baker Road
Minnetonka, MN 55343(4)

Timothy C. Choate(5)                                  1,845,121                12.01%

John P. Ballantine(6)                                 1,657,739                10.78%

Kirk M. Loevner(7)                                       89,171                 *

John B. Balousek(8)                                      56,000                 *

William J. Lansing                                           --                 *

John A. Wade(9)                                          90,400                 *

William H. Fritsch(10)                                   85,967                 *

     DIRECTORS, NAMED EXECUTIVE OFFICERS          NUMBER OF SHARES      % OF TOTAL SHARES
           AND 5% SHAREHOLDERS(1)               BENEFICIALLY OWNED(2)        OWNED(3)
---------------------------------------------   ---------------------   -----------------
Lisa C. Wolff (11)                                        61,101               *

David H. Davis(12)                                         7,340               *

All directors and executive officers                   3,636,698              24.63%
 as a group (11 persons)(13)

* Represents beneficial ownership of less than one percent (1%) of the Common Stock.

(1) Unless otherwise indicated, the address of each beneficial owner is that of the Company.

(2) Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common Stock subject to options currently exercisable, or exercisable within 60 days after April 13, 2001, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person. Applicable percentage ownership based on aggregate Common Stock outstanding as of April 13, 2001, together with the applicable options of such shareholder.

(3) Based upon an aggregate of 15,361,482 shares of the Company's Common Stock issued and outstanding as of April 13, 2001.

(4) Federated Department Stores, Inc. may be deemed to control Fingerhut by virtue of its ownership of 100% of Fingerhut's capital stock and its corresponding right to elect Fingerhut's directors, and, therefore, the Company's Common Stock owned by Fingerhut may also be deemed to be beneficially owned by Federated.

(5) Represents 1,742,097 shares held by Mr. Choate directly, 101,024 shares held by trusts established for Mr. Choate's children, and 2,000 shares that Mr. Choate has a right to acquire pursuant to options exercisable within 60 days of April 13, 2001.

(6) Represents 1,641,739 shares held by Mr. Ballantine directly and 16,000 shares that Mr. Ballantine has a right to acquire pursuant to options exercisable within 60 days of April 13, 2001.

(7) Represents 73,171 shares held by Kirk M. Loevner Trust w/d/t dated 8/5/96 directly and 16,000 shares that Mr. Loevner has a right to acquire pursuant to options exercisable within 60 days of April 13, 2001.

(8) Represents 12,000 shares held by Mr. Balousek directly, 30,000 shares held by the Balousek Family Limited Partnership, 10,000 shares held by the Balousek 1994 Irrevocable Trust, and 4,000 shares that Mr. Balousek has a right to acquire pursuant to options exercisable within 60 days of April 13, 2001.

(9) Represents 10,000 shares held by Mr. Wade directly and 80,400 shares that Mr. Wade has a right to acquire pursuant to options exercisable within 60 days of April 13, 2001.

(10) Represents 16,667 shares held by Mr. Fritsch directly and 69,300 shares that Mr. Fritsch has a right to acquire pursuant to options exercisable within 60 days of April 13, 2001.

(11) Represents 54,868 shares held by Ms. Wolff directly and 6,233 shares that Ms. Wolff has a right to acquire pursuant to options exercisable within 60 days of April 13, 2001. Ms. Wolff ceased to be employed as Vice President, Business Development, on February 20, 2001.

(12) Represents 7,340 shares that Mr. Davis has a right to acquire pursuant to options exercisable within 60 days of April 13, 2001.

(13) Represents 3,636,698 shares held by all the current directors and executive officers and 195,040 shares current directors and executive officers have a right to acquire pursuant to options exercisable within 60 days of April 13, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Transactions with Directors and Officers

     The Company has entered into indemnification agreements with each of its directors and officers containing provisions that may require it, among other things, to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors and officers, other than liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Transactions with Fingerhut

     Fingerhut is the Company's largest shareholder. On December 10, 1998, the Company issued 1,619,387 shares of its Common Stock to Fingerhut for $4.0 million, or $2.47 per share. Immediately following the issuance of the shares, Fingerhut owned 19.9% of the Company's issued and outstanding Common stock. On December 10, 1998, the Company entered into a warrant agreement with Fingerhut, pursuant to which the Company granted Fingerhut the several warrants to purchase the Company's Common Stock. In May of 1999, the Company agreed to issue Fingerhut shares of its Series B convertible preferred stock in lieu of Common Stock upon the exercise of these warrants. All of the warrants were exercised prior to the completion of the initial public offering on October 1, 1999. On October 1, 1999, the Series B convertible preferred stock converted into Common Stock.

     On April 16, 2001, the Company and Fingerhut entered into a Stock Redemption Agreement ("Agreement") wherein the Company agreed to redeem 2,720,000 shares of the Company's Common Stock held by Fingerhut for a total purchase price of $1,088,000. The Company paid $250,000 at closing and signed an unsecured promissory note for $838,000, which bears interest at the rate of 9.5% per annum, and is payable in 18 monthly installments of $50,135.12 each.

     During 2000, we provided approximately $75,000 in lead-generation services to Fingerhut and Fingerhut provided approximately $39,000 in list broker services to the Company.

Certain Business Relationships

     William J. Lansing, a member of the Board from January 2000 to March 2000 and from November 2000 to the present, is the Chief Executive Officer of NBCi. During 2000, the Company entered into various promotional agreements with NBCi, under which approximately $424,000 of costs were incurred.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  APTIMUS, INC.

Date:   April 30, 2001                            By: /s/ TIMOTHY C. CHOATE
                                                     --------------------------
                                                      Timothy C. Choate,
                                                      Chief Executive Officer