Form 10-Q
period 2001-03-31
APTIMUS INC
filed 2001-05-15
CIK 1087277

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

     Yes [X] No [ ]

     The number of outstanding shares of common stock, no par value, of the registrant at April 30, 2001 was 12,629,982.

                                  APTIMUS, INC.

                             INDEX TO THE FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                                                                               PAGE
                                                                                               ----
PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

            Balance sheets as of December 31, 2000 and March 31, 2001......................   1

            Statements of Operations for the three months ended March, 2000 and 2001.......   2

            Condensed Statements of Cash Flows for the three months ended March 31, 2000
            and 2001.......................................................................   3

            Notes to Financial Statements..................................................   4

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS.....................................................................   6

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......................  10

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS..............................................................  10

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................  10

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...............................................  10

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................  10

   ITEM 5.  OTHER INFORMATION..............................................................  10

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................  11


SIGNATURES................................................................................   13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  APTIMUS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                DECEMBER 31,     MARCH 31,
                                                               --------------  ------------
                                                                    2000           2001
                                                               --------------  ------------
ASSETS
Cash and cash equivalents ..................................      $ 12,854       $ 15,683
Accounts receivable, net ...................................         2,240          1,137
Prepaid expenses and other assets ..........................           646            788
Short-term investments .....................................        12,012          3,048
                                                               --------------  ------------
         Total current assets ..............................        27,752         20,656

Fixed assets, net ..........................................         4,760          4,112
Intangible assets, net .....................................         2,643          1,406
Long-term investments ......................................           345            345
Deposits ...................................................            32             32
                                                               --------------  ------------
                                                                  $ 35,532       $ 26,551
                                                               ==============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable ...........................................      $  2,573       $  1,618
Accrued and other liabilities ..............................         1,154          2,286
Current portion of capital lease obligations ...............           193            174
Current portion of notes payable ...........................           800            800
                                                               --------------  ------------
         Total current liabilities .........................         4,720          4,878
                                                               --------------  ------------
Capital lease obligations, net of current portion ..........           144            127
Notes payable, net of current portion ......................           800            600
Total liabilities ..........................................         5,664          5,605
Shareholders' equity
   Common stock, no par value; 100,000 shares
     authorized, 15,505 and 15,391 issued
     and outstanding at December 31, 2000 and March 31,
      2001, respectively ...................................        65,874         65,771
   Additional paid-in capital ..............................         2,518          2,282
   Deferred stock compensation .............................          (352)           (77)
   Accumulated deficit .....................................       (38,172)       (47,030)
                                                               --------------  ------------
         Total shareholders' equity ........................        29,868         20,946
                                                               --------------  ------------
                                                                  $ 35,532       $ 26,551
                                                               ==============  ============

   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                           2000          2001
                                                       ------------  -----------
Net revenues .......................................     $ 5,147       $    926
Operating expenses
   Sales and marketing .............................       7,511          3,989
   Internet and network connectivity ...............         412            656
   Research and development ........................         477            927
   General and administrative ......................         819            875
   Depreciation and amortization ...................         527            771
   Equity-based compensation .......................         251             39
   Restructuring costs .............................                      2,806
                                                       ------------  -----------
         Total operating expenses ..................       9,997         10,063
                                                       ------------  -----------
Operating loss .....................................      (4,850)        (9,137)
Interest expense ...................................           6             46
Other income .......................................        (681)          (325)
                                                       ------------  -----------
Net loss ...........................................     $(4,175)      $ (8,858)
                                                       ============  ===========
Basic and diluted net loss per share ...............     $ (0.27)      $  (0.57)
                                                       ============  ===========
Weighted-average shares used in computing basic
   and diluted net loss per share ..................      15,544         15,498
                                                       ============  ===========



   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 -------------------------
                                                                                    2000           2001
                                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .................................................................      $ (4,175)      $ (8,858)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization ........................................           527            771
      Bad debt expense .....................................................           260             22
      Amortization of deferred compensation ................................           251             39
      Loss on disposal of property and equipment ...........................             5
      Impairment write-down of intangible assets and software ..............                        1,344
      Amortization of discount on short-term investments ...................           (98)           (35)
      Changes in assets and liabilities, net of impact of acquisitions:
        Accounts receivable ................................................        (1,458)         1,081
        Prepaid expenses and other assets ..................................          (521)          (142)
        Accounts payable ...................................................           736           (955)
        Accrued and other liabilities ......................................           291          1,063
                                                                                 ----------     ----------
        Net cash used in operating activities ..............................        (4,182)        (5,670)
                                                                                 ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ......................................          (865)          (231)
  Proceeds from disposal of fixed assets ...................................                            1
  Purchase of short-term investments .......................................                           (1)
  Sale of short-term investments ...........................................        14,000          9,000
                                                                                 ----------     ----------
        Net cash provided by investing activities ..........................        13,135          8,769
                                                                                 ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under capital leases ..................................           (32)           (36)
  Repayment of notes payable ...............................................                         (200)
  Repurchase of common stock ...............................................                          (36)
  Issuance of common stock, net of issuance costs ..........................            83              2
                                                                                 ----------     ----------
        Net cash provided by (used in) financing activities ................            51           (270)
                                                                                 ----------     ----------
Net increase in cash and cash equivalents ..................................         9,004          2,829
Cash and cash equivalents at beginning of period ...........................        33,795         12,854
                                                                                 ----------     ----------
Cash and cash equivalents at end of period .................................      $ 42,799       $ 15,683
                                                                                 ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

     The unaudited financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on April 2, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2001.

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

     Also included in net revenues are barter revenues generated from exchanging lead generation and advertising services for advertising services. Such transactions are recorded at the lower of the estimated fair value of the advertisements received or delivered. Revenue from barter transactions is recognized when advertising or lead generation is provided, and services received are charged to expense when used. For the quarters ended March 31, 2000 and 2001, the Company recognized revenue from barter transactions of $201,000 and zero, respectively.

     The Company also has advertising and lead generation agreements that provide for payment in equity securities of non-public companies. Revenue is recognized under such agreements when sufficient contemporaneous evidence exists concerning the value of the equity securities. No revenues were recognized under such agreements in the quarters ended March 31, 2000 or 2001.

                                  APTIMUS, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       -------------------------
                                                                          2000          2001
                                                                       (UNAUDITED)   (UNAUDITED)
                                                                       -----------   -----------
Numerator:
  Net loss ........................................................      $(4,175)      $ (8,858)
                                                                         =======       ========
Denominator:
  Weighted average shares used in computing net loss per share ....       15,544         15,498
                                                                         =======       ========
Potentially dilutive securities consist of the following:
  Options to purchase common stock ................................        1,060            718
  Warrants to purchase common stock ...............................           28             16
                                                                         -------       --------
                                                                           1,088            734
                                                                         =======       ========


4.   NEW ACCOUNTING PRONOUNCEMENTS

     We adopted SFAS No. 133 "Accounting for Derivatives and Hedging Activities" (SFAS No. 133) in the quarter ended March 31, 2001. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

5.   RESTRUCTURING COSTS

     On February 20, 2001 we announced our intention to reposition the Company as a direct marketing infrastructure provider, focusing all of our resources on building a direct marketing network. As part of this repositioning all activities related to our consumer-direct Web sites, including FreeShop.com, Desteo.com, and CatalogSite.com will be discontinued. Also as part of this repositioning a significant reduction in staffing levels and a reduction in other expenses related to the consumer-direct Web sites were made. In the quarter ended March 31, 2001 a staffing reduction plan was adopted that included a reduction of 161 employees. This plan resulted in the recognition of $1.5 million in severance costs in the quarter ended March 31, 2001. As of March 31, 2001 approximately $0.5 million of severance costs were unpaid and included in current liabilities. In addition to severance costs the repositioning resulted in an impairment charge of $0.3 and $1.0 million for capitalized software and intangible assets related to the acquisitions of Commonsite, LLC. and Travel Companions International, Inc., respectively. Additional restructuring expenses are expected in the quarter ending June 30, 2001 when the amount of excess fixed assets is determined and a plan for disposing of such assets is finalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those described in connection with the forward-looking statement and the factors listed on Exhibit 99.1 to this report, which factors are hereby incorporated by reference in this report.

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

     During the three months ended March 31, 2001 we derived our revenues primarily from online lead generation and advertising contracts related to the FreeShop Web site and Club FreeShop email Newsletters. For the remainder of 2001, we expect to primarily derive our revenues from network lead generation contracts. We receive lead generation revenues when we deliver customer information to a marketer in connection with an offer on our Web site or in our network. We receive advertising revenues from sales of banner advertising, site sponsorships and newsletter sponsorships. We also derive a small portion of our lead generation revenues from the rental of customer names and street addresses to third parties. Lead generation pricing is based on cost per lead and varies depending on the type of offer. Generally, pricing of advertising is based on cost per impression or cost per click through. In the second half of 2000 we saw a shift away from these traditional advertising models towards a cost per action model where advertisers pay based on actual orders or registrations received. The services we deliver are primarily sold under short-term agreements that are subject to cancellation. We recognize revenues in the period in which we deliver the service provided we have no further performance obligation.

     In the quarters ended March 31, 2000 and 2001 our ten largest clients accounted for 40.1% and 43.4% of our revenues, respectively. During the quarters ended March 31, 2000 and 2001, no single client accounted for more than 10% of our revenues.

     Our business has been operating at a loss and generating negative cash flows from operations since inception. As of March 31, 2001, we had accumulated losses of approximately $47.0 million. In February 2001 the decision was made to discontinue activities related to our consumer-direct Websites and to focus the resources of the Company towards the network strategy. This decision has resulted in a decrease in revenues in the first quarter of 2001. This decision will also result in a decrease in our continuing operating expenses beginning in the second quarter of 2001. Even with a decrease in continuing operating expenses and growth in revenues our losses and negative cash flows are likely to continue. Also as a result of this decision we believe period-to-period comparison of our operating results is not meaningful and the results for any period should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

Revenues

     We derive our revenues primarily from online lead generation and advertising contracts. Our revenues decreased by $4.2 million, or (82)%, to $0.9 million in the quarter ended March 31, 2001 compared to $5.1 million in the same quarter of 2000. This decline in revenue resulted from a general decline in the Internet advertising industry and a shift in focus to the network lead generation model. Revenues from advertising services were $0.2 million in the quarter ended March 31, 2001, compared to $2.8 million in the same quarter of the prior year. Revenues are expected to decline further in the second quarter as activities related to the discontinuation of our consumer-direct Web sites are completed.

Sales and Marketing

     Sales and marketing expenses consist primarily of marketing and promotional costs related to developing our brands and generating visits to our Web sites, as well as personnel and other costs. Sales and marketing expenses decreased by $3.5 million to $4.0 million, or 431% of revenues, in the quarter ended March 31, 2001 compared to $7.5 million, or 146% of revenues, in the same quarter of 2000. The decrease in sales and marketing expenses is a result of reduced advertising spending and reduced payroll costs. Reductions in advertising spending account for approximately 79% of the decrease and reductions in payroll costs account for approximately 12% of the decrease.

Internet and Network Connectivity

     Internet and network connectivity consists of expenses associated with the maintenance and usage of our Web sites and email delivery costs. Such costs include Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs. Internet and network connectivity expenses increased by $244,000 to $656,000, or 71% of revenues, in the quarter ended March 31, 2001 compared to $412,000, or 8% of revenues, in the same quarter of 2000. This increase resulted from costs incurred to support both the network and consumer direct business models at the same time. By the end of the second quarter, we expect these expenses to decrease due to the fact we will no longer support the consumer direct business model.

Research and Development

     Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our Web site and related systems. Research and development expenses increased by $450,000 to $927,000, or 100% of revenues, in the quarter ended March 31, 2001 compared to $477,000, or 9% of revenues, in the same quarter of 2000. Increases in research and development expenses result from increased payroll related costs and consulting costs incurred to integrate and improve the network technology platform. We anticipate a reduction in research and development expenses beginning in the second quarter as we complete the transition to the network model.

General and Administrative

     General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses increased by $56,000 to $875,000, or 95% of revenues, in the quarter ended March 31, 2001 compared to $819,000, or 16% of revenues, in the same quarter of 2000. The increase was primarily due to costs associated with terminating a financial software hosting contract associated with the acquisition of XmarksTheSpot, Inc. Such costs were offset by a decrease in revenue based business taxes.

Depreciation and Amortization

     Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements and goodwill from acquisitions. Depreciation and amortization expenses increased by $244,000 to $771,000, or 83% of revenues, in the quarter ended March 31, 2001 compared to $527,000, or 10% of revenues, in the same quarter of 2000. The increase resulted from the depreciation of approximately $3.2 million in equipment, furniture and leasehold improvements acquired from April 2000 through March 2001 and the amortization of approximately $1.7 million in intangible assets related to the acquisition of substantially all of the assets of XmarksTheSpot, Inc. These increases have been offset by a $284,000 reduction in amortization of intangible assets related to previous acquisitions as a result the restructuring, which resulted in impairment of those intangible assets.

Equity-Based Compensation

     Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options and recognition of expenses when our principal shareholders sell our stock to employees and directors at a price below the then estimated fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the option granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses decreased by $212,000 to $39,000, or 4% of revenues, in the quarter ended March 31, 2001 compared to $251,000, or 5% of revenues, in the same quarter of 2000. The decrease resulted from the forfeiture of options held by terminated employees and the continued decline in the unearned compensation balance resulting from the use of an accelerated amortization method.

Restructuring costs

     Restructuring costs consist of severance costs and losses on fixed and intangible assets disposed or abandoned as a result of restructuring activities. On February 20, 2001 the Company announced its intention to reposition itself as a direct marketing infrastructure provider, focusing all its resources on building its direct marketing network. As part of this repositioning, activities related to our consumer-direct Web sites, including FreeShop.com, Desteo.com, and CatalogSite.com will be discontinued. Severance costs were approximately $1.5 million during the quarter ended March 31, 2001. Losses on fixed and intangible assets result primarily from the write-off of approximately $0.3 million of internally developed software and $1.0 million of intangible assets related to the acquisitions of Commonsite, LLC and Travel Companions International, Inc. in 1999. Additional restructuring expenses are expected in the quarter ending June 30, 2001 when the amount of excess fixed assets is determined and a plan for disposing of such assets is finalized.

Interest Expense

     Interest expense relates to capital equipment leases and a note payable to Imperial Bank, and totaled $46,000 in the quarter ended March 31, 2001 and $6,000 in the quarter ended March 31, 2000. The increase in interest expense is a result of the Imperial Bank note payable obtained in June of 2000 and the capital leases assumed as part of the acquisition of XmarksTheSpot, Inc. in November 2000.

Other Income, Net

     Other income, net, consists primarily of interest income. Other income, net, decreased by $356,000 to $325,000 in the quarter ended March 31, 2001 from $681,000 in the quarter ended March 31, 2000. The decrease is due to lower cash balances resulting primarily from the use of cash in operations. Other income, net will continue to decrease as cash used in operations will decrease the amount available for investment.

Income Taxes

     No provision for federal income taxes has been recorded for any of the periods presented due to the Company's current loss position.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through March 31, 2001 totaled approximately $65.7 million, including $21.5 million raised from Fingerhut Companies, Inc. and $41.1 million raised in our initial public offering. As of March 31, 2001, we had approximately $18.7 million in cash and cash equivalents and short-term investments and working capital of $15.8 million.

     Net cash used in operating activities was $5.7 million and $4.2 million in the quarters ended March 31, 2001 and 2000, respectively. Cash used in operating activities in the quarter ended March 31, 2001 resulted primarily from $8.9 million of net losses, and was decreased by $2.1 million of non-cash expenses and a $1.1 million decrease in accounts receivable. Cash used in operating activities in the quarter ended March 31, 2000 resulted primarily from $4.2 million of net losses. This use of cash was decreased by $0.9 million of non-cash expenses and a $1.0 million increase in current operating liabilities and was increased by a $1.5 million increase in accounts receivable and a $0.5 million increase in prepaid and other expenses.

     Net cash provided by investing activities was $8.8 million and $13.1 million in the quarters ended March 31, 2001 and 2000, respectively. In the quarter ended March 31, 2001, $9.0 million was received from the maturity of commercial paper purchased in 2000 and $231,000 was used to purchase equipment and furniture. In the quarter ended March 31, 2000, $14.0 million was received from the maturity of commercial paper purchased in 1999 and $865,000 was used to purchase equipment and furniture.

     Net cash provided by (used in) financing activities was $(270,000) and $51,000 in the quarter ended March 31, 2001 and 2000, respectively. In the quarter ended March 31, 2001, net cash used in financing activities resulted primarily from $236,000 in principal payments made on a note payable and on capital leases and $36,000 used to repurchase the Company's common stock. In the quarter ended March 31, 2000, net cash provided by financing activities resulted primarily from issuance of $83,000 of capital stock pursuant to stock options, which was partially offset by principal payments of $32,000 made on capital leases.

     We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next six to nine months. Thereafter, we may need to raise additional capital to meet our long-term operating requirements. Revenues have declined since the quarter ended June 30, 2000. Mitigating the impact of the decrease in revenues are cost reduction measures that have been implemented as part of the shift away from a consumer direct website focus.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Substantially all of the our cash equivalents, short-term securities and capital lease obligations are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of March 31, 2001, however, all of our cash equivalents and short-term securities mature within five months. As of March 31, 2001, we believe the reported amounts of cash equivalents, short-term securities and capital lease obligations to be reasonable approximations of their fair values. As a result, we believe the market risk arising from our holding of financial instruments is minimal.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of the date hereof, there is no material litigation pending against us. From time to time, we are a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

Exhibit
 Number       Description
 ------       -----------

 3.1(1)        Second  Amended  and  Restated   Articles  of   Incorporation  of
               registrant.

 3.2(1)        Amended and Restated Bylaws of registrant.

 4.1(1)        Specimen Stock Certificate.

 4.2(1)        Form of Common Stock Warrant.

10.1(1) Form of Indemnification Agreement between registrant and each of its directors.

10.2(1)        1997 Stock Option Plan, as amended.

10.3(1)        Form of Stock Option Agreement.

10.4(1) Investor Subscription Agreement, dated December 10, 1998, between registrant and Fingerhut Companies, Inc.

10.5(1) Warrant Agreement, dated December 10, 1998, between registrant and Fingerhut Companies, Inc.

10.6(1)        Stockholders   Agreement,   dated   December  10,   1998,   among
               registrant, Timothy C. Choate, John P. Ballantine and

10.7(1) Asset Purchase Agreement, dated May 5, 1999, among registrant, Travel Companions International, Inc., Jeff Mohr

10.8(1) Asset Purchase Agreement, dated May 6, 1999, among registrant, Commonsite, LLC and Alan Bennett.

10.9(1)        Registration  Rights  Agreement,   dated  May  6,  1999,  between
               registrant and Commonsite, LLC.

10.10(1) Loan and Security Agreement, dated September 18, 1998, between registrant and Imperial Bank.

10.11(1) Lease Agreement, dated September 23, 1997 and amended as of February 16, 1999, between registrant and Merrill

10.11.1(1)     Second  Amendment to Lease,  dated  November  30,  1999,  between registrant and Merrill Place LLC.

10.12(1) Promotion Agreement, dated May 18, 1998 and amended as of June 30, 1998 and September 30, 1998, between

10.13(1)+      Linkshare Network Membership Agreement, dated September 23, 1998, between registrant and Linkshare Corporation.

10.14(1)       Letter  Agreement  dated June 18,  1999  between  registrant  and
               Fingerhut.

Exhibit
 Number       Description
 ------       -----------

10.15(1)       Escrow  Agreement  dated June 18,  1999  between  registrant  and
               Fingerhut.

10.16(1) Common Stock Purchase Warrant dated January 26, 1998 in favor of Karrie Lee.

10.17(1) Warrant to Purchase Stock dated September 18, 1998 in favor of Imperial Bank.

10.18(1) Common Stock Purchase Warrant dated January 23, 1998 in favor of Hallco Leasing Corporation.

10.19(1) Common Stock Purchase Warrant dated December 4, 1997 in favor of Hallco Leasing Corporation.

10.20(1) Common Stock Purchase Warrant dated January 26, 1998 in favor of Employco, Inc.

10.21(1)+      Marketing Agreement between registrant and NewSub Services,  Inc.
               effective as of June 1, 1999.

10.22(1)+      Marketing Agreement between registrant and eNews.com,  Inc. dated
               December 8,1999.

10.23(2)       Asset  Purchase   Agreement,   dated  November  22,  2000,  among
               registrant and XMarkstheSpot, Inc.

10.24(3) Stock Redemption Agreement, dated April 16, 2001, by and between registrant and Fingerhut Companies, Inc.

99.1 Private Securities Litigation Reform Act of 1995 Safe Harbor and Forward-Looking Statemnets Risk Factors

----------

(1) Incorporated by reference to our Registration Statement on Form S-1 (No. 333-81151).

(2) Incorporated by reference to our annual report on Form 10-K, filed April 2, 2001.

(3) Incorporated by reference to our annual report on Form 8-K, filed April 24, 2001.

+ Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.


(b) Reports on Form 8-K:

     On February 21, 2001, we filed a Form 8-K announcing our repositioning as an online direct marketing infrastructure provider.

     On April 24, 2001, we filed a Form 8-K announcing our entry into a Stock Redemption Agreement with Fingerhut Companies, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              APTIMUS, INC.


Date:   May 15, 2001                     By:  /s/ JOHN A. WADE
                                              ----------------------------------
                                              Name:  John A. Wade
                                              Title: Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
 Number       Description
 ------       -----------

 3.1(1)        Second  Amended  and  Restated   Articles  of   Incorporation  of
               registrant.

 3.2(1)        Amended and Restated Bylaws of registrant.

 4.1(1)        Specimen Stock Certificate.

 4.2(1)        Form of Common Stock Warrant.

10.1(1) Form of Indemnification Agreement between registrant and each of its directors.

10.2(1)        1997 Stock Option Plan, as amended.

10.3(1)        Form of Stock Option Agreement.

10.4(1) Investor Subscription Agreement, dated December 10, 1998, between registrant and Fingerhut Companies, Inc.

10.5(1) Warrant Agreement, dated December 10, 1998, between registrant and Fingerhut Companies, Inc.

10.6(1)        Stockholders   Agreement,   dated   December  10,   1998,   among
               registrant, Timothy C. Choate, John P. Ballantine and

10.7(1) Asset Purchase Agreement, dated May 5, 1999, among registrant, Travel Companions International, Inc., Jeff Mohr

10.8(1) Asset Purchase Agreement, dated May 6, 1999, among registrant, Commonsite, LLC and Alan Bennett.

10.9(1)        Registration  Rights  Agreement,   dated  May  6,  1999,  between
               registrant and Commonsite, LLC.

10.10(1) Loan and Security Agreement, dated September 18, 1998, between registrant and Imperial Bank.

10.11(1) Lease Agreement, dated September 23, 1997 and amended as of February 16, 1999, between registrant and Merrill

10.11.1(1)     Second  Amendment to Lease,  dated  November  30,  1999,  between registrant and Merrill Place LLC.

10.12(1) Promotion Agreement, dated May 18, 1998 and amended as of June 30, 1998 and September 30, 1998, between

10.13(1)+      Linkshare Network Membership Agreement, dated September 23, 1998, between registrant and Linkshare Corporation.

10.14(1)       Letter  Agreement  dated June 18,  1999  between  registrant  and
               Fingerhut.

Exhibit
 Number       Description
 ------       -----------

10.15(1)       Escrow  Agreement  dated June 18,  1999  between  registrant  and
               Fingerhut.

10.16(1) Common Stock Purchase Warrant dated January 26, 1998 in favor of Karrie Lee.

10.17(1) Warrant to Purchase Stock dated September 18, 1998 in favor of Imperial Bank.

10.18(1) Common Stock Purchase Warrant dated January 23, 1998 in favor of Hallco Leasing Corporation.

10.19(1) Common Stock Purchase Warrant dated December 4, 1997 in favor of Hallco Leasing Corporation.

10.20(1) Common Stock Purchase Warrant dated January 26, 1998 in favor of Employco, Inc.

10.21(1)+      Marketing Agreement between registrant and NewSub Services,  Inc.
               effective as of June 1, 1999.

10.22(1)+      Marketing Agreement between registrant and eNews.com,  Inc. dated
               December 8,1999.

10.23(2)       Asset  Purchase   Agreement,   dated  November  22,  2000,  among
               registrant and XMarkstheSpot, Inc.

10.24(3) Stock Redemption Agreement, dated April 16, 2001, by and between registrant and Fingerhut Companies, Inc.

99.1 Private Securities Litigation Reform Act of 1995 Safe Harbor and Forward-Looking Statemnets Risk Factors

----------

(1) Incorporated by reference to our Registration Statement on Form S-1 (No. 333-81151).

(2) Incorporated by reference to our annual report on Form 10-K, filed April 2, 2001.

(3) Incorporated by reference to our annual report on Form 8-K, filed April 24, 2001.

+ Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.