Form 10-Q
period 2001-06-30
APTIMUS INC
filed 2001-08-14
CIK 1087277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Yes [X]         No [ ]

     The number of outstanding shares of common stock, no par value, of the registrant at July 31, 2000 was 12,551,282.

                                  APTIMUS, INC.

                             INDEX TO THE FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


PART I -  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            Balance sheets as of December 31, 2000 and June 30, 2001..........1

            Statements of Operations for the three and six months
             ended June 30, 2000 and 2001.....................................2

            Condensed Statements of Cash Flows for the six months
             ended June 30, 2000 and 2001.....................................3

            Notes to Financial Statements.....................................4

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................6

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........9

PART II   -  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.................................................9

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................10

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................10

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

   ITEM 5.  OTHER INFORMATION.................................................10

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................10

SIGNATURES....................................................................13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  APTIMUS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    December 31,      June 30,
                                                                        2000            2001
ASSETS
Cash and cash equivalents....................................       $   12,584     $    8,586
Accounts receivable, net.....................................            2,240            396
Prepaid expenses and other assets............................              646            567
Short-term investments.......................................           12,012          5,030
                                                                    ----------     ----------
         Total current assets................................           27,752         14,579
Fixed assets, net............................................            4,760          3,200
Intangible assets, net.......................................            2,643             43
Long-term investments........................................              345            344
Deposits.....................................................               32             41
                                                                    ----------     ----------
                                                                    $   35,532     $   18,207
                                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable.............................................       $    2,573     $      541
Accrued and other liabilities................................            1,154          1,165
Current portion of capital lease obligations.................              193             89
Current portion of notes payable.............................              800          1,754
                                                                    ----------     ----------
         Total current liabilities...........................            4,720          3,549
Capital lease obligations, net of current portion............              144            108
Notes payable, net of current portion........................              800            197
                                                                    ----------     ----------
Total liabilities............................................            5,664          3,854
Shareholders' equity
   Common stock, no par value; 100,000 shares authorized
      15,505 and 12,551 issued and outstanding at
       December 31, 2000 and June 30, 2001, respectively.....           65,874         64,638
   Additional paid-in capital................................            2,518          2,251
   Deferred stock compensation...............................             (352)           (31)
   Accumulated deficit.......................................          (38,172)       (52,505)
                                                                    ----------     ----------
         Total shareholders' equity..........................           29,868         14,353
                                                                    ----------     ----------
                                                                    $   35,532     $   18,207
                                                                    ==========     ==========


    The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        June 30,                            June 30,
                                                           ----------------------------------  --------------------------------
                                                                 2000              2001              2000               2001
                                                           ----------------  ----------------  ----------------   --------------
 Net revenues.........................................         $  5,877          $     381         $ 11,024          $   1,307
 Operating expenses
    Sales and marketing...............................            8,511              1,627           16,022              5,616
    Internet and network connectivity.................              433                514              845              1,170
    Research and development..........................              499                380              976              1,307
    General and administrative........................              880                641            1,699              1,516
  Depreciation and amortization.......................              546                633            1,073              1,404
    Equity-based compensation.........................              249                 15              500                 54
    Restructuring costs...............................                               2,192                               4,998
                                                           ----------------  ----------------  ----------------   --------------
          Total operating expenses....................           11,118              6,002           21,115             16,065
                                                           ----------------  ----------------  ----------------   --------------
 Operating loss.......................................           (5,241)            (5,621)         (10,091)           (14,758)
 Interest expense.....................................                5                 52               11                 98
 Other income, net....................................             (634)              (198)          (1,315)              (523)
                                                           ----------------  ----------------  ----------------   --------------
 Net loss.............................................         $ (4,612)         $  (5,475)        $ (8,787)         $ (14,333)
                                                           ================  ================  ================    =============
 Basic and diluted net loss per share.................         $  (0.29)         $   (0.42)        $  (0.56)         $   (1.00)
                                                           ================  ================  ================    =============
 Weighted-average shares used in computing basic
    and diluted net loss per share....................           15,664             13,045           15,603             14,280
                                                           ================  ================  ================    =============



    The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              SIX MONTHS ENDED
                                                                                                   June 30,
                                                                                         --------------------------
                                                                                            2000            2001
                                                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss........................................................................       $  (8,787)      $ (14,333)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization...............................................           1,073           1,404
      Bad debt expense............................................................             696               8
      Amortization of deferred compensation.......................................             500              54
      (Gain) loss on disposal of property and equipment...........................              (4)            534
      Impairment write-down of intangible assets and software.....................               -            2,499
      Amortization of discount on short-term investments..........................             (98)            (36)
      Changes in assets and liabilities, net of impact of acquisitions:
        Accounts receivable.......................................................          (3,387)          1,836
        Prepaid expenses and other assets.........................................            (438)             82
        Accounts payable..........................................................           1,478          (2,032)
        Accrued and other liabilities.............................................           1,053             (58)
                                                                                        -----------     -----------
        Net cash used in operating activities.....................................          (7,914)        (10,042)
                                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.............................................          (2,090)           (366)
  Proceeds from disposal of property and equipment................................              15              51
  Purchase of short-term investments..............................................              (1)         (1,982)
  Sale of short-term investments..................................................          14,000           9,000
  Proceeds from reduction in long-term investments................................               -               1
                                                                                        -----------     -----------
        Net cash provided by (used in) investing activities.......................          11,924           6,704
                                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under capital leases.........................................             (64)           (114)
  Proceeds from notes payable.....................................................           2,000
  Repayment of notes payable......................................................               -            (487)
  Repurchase of common stock......................................................               -            (334)
  Issuance of common stock, net of issuance costs.................................             173               5
                                                                                        -----------     -----------
        Net cash provided by financing activities.................................           2,109            (930)
                                                                                        -----------     -----------
Net increase in cash and cash equivalents.........................................           6,119          (4,268)
Cash and cash equivalents at beginning of period..................................          33,795          12,854
                                                                                        -----------     -----------
Cash and cash equivalents at end of period........................................       $  39,914       $   8,586
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

     The unaudited financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on April 2, 2001. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2001.

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.   REVENUE RECOGNITION

     The Company has several revenue sources from its online marketing service activities, including lead generation, advertising and list rental.

     Lead generation revenues consist of fees received, generally on a per inquiry basis, for delivery of leads to clients. Revenue is recognized in the period the leads are provided to the client.

     Advertising revenues consist of email newsletter sponsorships, banner advertising, and anchor positions. Newsletter sponsorship revenues are derived from a fixed fee or a fee based on the circulation of the newsletter. Newsletter sponsorship revenues are recognized in the period in which the newsletter is delivered. Banner advertising and anchor positions can be based on impressions, fixed fees, or click throughs. Fixed fee contracts, which range from three months to one year, are recognized ratably over the term of the agreement, provided that no significant Company obligations remain. Revenue from impressions or click through based contracts is recognized based on the proportion of impressions or click throughs delivered, to the total number of guaranteed impressions or click throughs provided for under the related contracts.

     List rental revenues are received from the rental of customer names to third parties through the use of list brokers. Revenue from list rental activities is recognized in the period the names are delivered by the list broker to the third party.

     Also included in net revenues are barter revenues generated from exchanging lead generation and advertising services for advertising services. Such transactions are recorded at the lower of the estimated fair value of the advertisements received or delivered. Revenue from barter transactions is recognized when advertising or lead generation is provided, and services received are charged to expense when used. For the three months ended June 30, 2000 and 2001 barter revenues were $472,000 and zero, respectively. For the six months ended June 30, 2000 and 2001 barter revenues were $673,000 and zero, respectively.

     The Company also has advertising and lead generation agreements that provide for payment in equity securities of non-public companies. Revenue is recognized under such agreements when sufficient contemporaneous evidence exists concerning the value of the equity securities. For the three months ended June 30, 2000 and 2001 such revenues were $344,000 and zero, respectively. For the six months ended June 30, 2000 and 2001 such revenues were $344,000 and zero, respectively.

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

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation:

                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      June 30,                            June 30,
                                                           ------------------------------      ------------------------------
                                                                    (UNAUDITED)                         (UNAUDITED)
                                                               2000              2001              2000              2001
                                                           ------------      ------------      ------------      ------------
    Numerator:
      Net loss.......................................        $ (4,612)         $  (5,475)        $ (8,787)         $ (14,333)
                                                           ============      ============      ============      ============
    Denominator:
      Weighted average shares used in computing
        net loss per share...........................          15,664             13,045           15,603             14,280
                                                           ============      ============      ============      ============
    Potentially dilutive securities excluded from
     per share calculations consist of
     the following:
        Options to purchase common stock.............           1,462              1,236            1,462              1,236
        Warrants to purchase common stock............              16                166               16                166
                                                           ------------      ------------      ------------      ------------
                                                                1,478              1,402            1,478              1,402
                                                           ============      ============      ============      ============


4.   NEW ACCOUNTING PRONOUNCEMENTS

     We adopted SFAS No. 133 "Accounting for Derivatives and Hedging Activities" (SFAS No. 133) in the quarter ended March 31, 2001. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

5.   RESTRUCTURING COSTS

     On February 20, 2001 we announced our intention to reposition the Company as a direct marketing infrastructure provider, focusing all of our resources on building a direct marketing network. As part of this repositioning all activities related to our consumer-direct Web sites, including FreeShop.com, Desteo.com, and CatalogSite.com were discontinued. Also as part of this repositioning a significant reduction in staffing levels and a reduction in other expenses related to the consumer-direct Web sites were made over the first six months of 2001. In the quarter ended March 31, 2001, a staffing reduction plan was adopted that included a reduction of 161 employees. This plan resulted in the recognition of $1.5 million in severance costs in the quarter ended March 31, 2001. In the quarter ended June 30, 2001 additional staffing reduction plans were adopted that resulted in a reduction of 26 employees. As of June 30, 2001 approximately $204,000 of severance costs were unpaid and included in current liabilities. Severance costs were recognized in accordance with the guidance of Emerging Issues Task Force 94.3 In addition to severance costs, the repositioning and technology restructuring resulted in impairment charges and losses of $364,000, $2,131,000 and $538,000 for capitalized software, intangible assets and fixed assets, respectively, for the six months ended June 30, 2001. Impairment charges and losses of $1,155,000 and $534,000 for intangible assets and fixed assets, respectively, were recorded for the three months ended June 30, 2001. Intangible assets impaired related to the acquisitions of Commonsite, LLC, Travel Companions International, Inc., and XmarksTheSpot, Inc.

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

     In June 2001, the investment banking firm of Dain Rauscher Wessels was retained to assist the company in evaluating strategic alternatives, including a sale or merger of the company.

     During the six months ended June 30, 2001, we derived our revenues primarily from online lead generation and advertising contracts related to the FreeShop Web site and Club FreeShop email Newsletters. Starting in June 2001, we derived our revenues primarily from network lead generation contracts and we expect to derive our revenues primarily from network lead generation contracts in the future. We receive lead generation revenues when we deliver customer information to a marketer in connection with an offer on our Web site or in our network. We received advertising revenues from sales of banner advertising, site sponsorships and newsletter sponsorships. We also derived a small portion of our lead generation revenues from the rental of customer names and street addresses to third parties. Lead generation pricing is based on cost per lead and varies depending on the type of offer. Generally, pricing of advertising is based on cost per impression or cost per click through. In the second half of 2000, we saw a shift away from these traditional advertising models towards a cost per action model where advertisers pay based on actual orders or registrations received. The services we deliver are primarily sold under short-term agreements that are subject to cancellation. We recognize revenues in the period in which we deliver the service provided we have no further performance obligation.

     In the quarters ended June 30, 2000 and 2001, our ten largest clients accounted for 41.2% and 57.9% of our revenues, respectively. During the quarter ended June 30, 2001, Caribbean Tourism Organization was our largest client accounting for 13.5% of our revenues. No other client accounted for more than 10% of our revenues in the quarter ended June 30, 2001 and no client accounted for more than 10% of our revenues in the quarter ended June 30, 2000. In the six months ended June 30, 2000 and 2001, our ten largest clients accounted for 33.5% and 39.0% of our revenues, respectively. No single client accounted for more than 10% of our revenues in the six months ended June 30, 2000 and 2001.

     Our business has been operating at a loss and generating negative cash flows from operations since inception. As of June 30, 2001, we had accumulated losses of approximately $52.5 million. In February 2001, the decision was made to discontinue activities related to our consumer-direct Web sites and to focus the resources of the Company towards the network strategy. This decision has resulted in a decrease in revenues in the first and second quarters of 2001. This decision will also result in a decrease in our continuing operating expenses beginning in the second quarter of 2001. Even with a decrease in continuing operating expenses and growth in revenues our losses and negative cash flows are likely to continue for the foreseeable future. Also as a result of this decision, we believe period-to-period comparison of our operating results is not meaningful, and the results for any period should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

Revenues

     We derive our revenues primarily from online lead generation and advertising contracts. Our revenues decreased by $5.5 million, or 94%, to $381,000 in the quarter ended June 30, 2001 compared to $5.9 million in the same quarter of 2000. On a year to date basis, net revenues have decreased by $9.7 million or 88% to $1.3 million, compared to $11.0 million in the first six months of 2000. This decline in revenue resulted from a general decline in the Internet advertising industry and a shift in focus to the network lead generation model, including discontinuation of our consumer-direct Web sites.

Sales and Marketing

     Sales and marketing expenses consist primarily of marketing and promotional costs related to developing our brands and generating visits to our Web sites, as well as personnel and other costs. Sales and marketing expenses decreased by $6.9 million to $1.6 million, or 427% of revenues, in the quarter ended June 30, 2001 compared to $8.5 million, or 145% of revenues, in the same quarter of 2000. On a year to date basis, sales and marketing expenses have decreased by $10.4 million to $5.6 million, or 430% of revenues, compared to $16.0 million, or 145% of revenues, in the first six months of 2000. The decrease in sales and marketing expenses is a result of reduced advertising spending and reduced payroll costs. On a year to date basis, reductions in advertising spending account for approximately 76% of the decrease and reductions in payroll costs account for approximately 16% of the decrease.

Internet and Network Connectivity

     Internet and network connectivity consists of expenses associated with the maintenance and usage of our Web sites and email delivery costs. Such costs include Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs. Internet and network connectivity expenses increased by $81,000 to $514,000, or 135% of revenues, in the quarter ended June 30, 2001 compared to $433,000, or 7% of revenues, in the same quarter of 2000. On a year to date basis, Internet and network connectivity expenses have increased by $325,000 to $1.2 million, or 90% of revenues, compared to $845,000, or 8% of revenues, in the first six months of 2000. This increase resulted from costs incurred to support both the network and consumer direct business models at the same time.

Research and Development

     Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our Web site and related systems. Research and development expenses decreased by $119,000 to $380,000, or 100% of revenues, in the quarter ended June 30, 2001 compared to $499,000, or 9% of revenues, in the same quarter of 2000. On a year to date basis, research and development expenses have increased by $331,000 to $1.3 million, or 100% of revenues, compared to $976,000, or 9% of revenues, in the first six months of 2000. The decrease in research and development expenses in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 is a result of reductions in staff as a result of the restructuring and cost cutting efforts. The increase in research and development expenses in the six months ended June 30, 2001 compared to the six months ended June 30, 2000 is a result of increased payroll and consulting costs incurred to integrate and improve the network technology platform during the first three months of 2001.

General and Administrative

     General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses decreased by $239,000 to $641,000, or 168% of revenues, in the quarter ended June 30, 2001 compared to $880,000, or 15% of revenues, in the same quarter of 2000. On a year to date basis, general and administrative expenses have decreased by $183,000 to $1.5 million, or 116% of revenues, compared to $1.7 million, or 15% of revenues, in the first six months of 2000. The decrease in general and administrative expenses is a primarily a result of the decrease in revenue based business taxes.

Depreciation and Amortization

     Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements, acquired technology, work force in-place and goodwill from acquisitions. Depreciation and amortization expenses increased by $87,000 to $633,000, or 166% of revenues, in the quarter ended June 30, 2001 compared to $546,000, or 9% of revenues, in the same quarter of 2000. On a year to date basis, depreciation and amortization expenses have increased by $331,000 to $1.4 million, or 107% of revenues, compared to $1.1 million, or 10% of revenues, in the first six months of 2000. The increase results primarily from the depreciation of approximately $2.1 million in equipment, software, furniture and leasehold improvements acquired from July 2000 through December 2000. This increase has been offset by approximately $100,000 decrease in amortization resulting from the impairment of acquired intangible assets.

Equity-Based Compensation

     Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options and recognition of expenses when our principal shareholders sell our stock to employees and directors at a price below the then estimated fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the option granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses decreased by $234,000 to $15,000, or 4% of revenues, in the quarter ended June 30, 2001 compared to $249,000, or 4% of revenues, in the same quarter of 2000. On a year to date basis, equity-based compensation expenses decreased by $446,000 to $54,000, or 4% of revenues, compared to $500,000, or 5% of revenues, in the first six months of 2000. The decreases resulted from the forfeiture of options held by terminated employees and the continued decline in the unearned compensation balance resulting from the use of an accelerated amortization method.

Restructuring costs

     Restructuring costs consist of severance costs and losses on fixed and intangible assets disposed or abandoned as a result of restructuring activities. On February 20, 2001, we announced our intention to reposition the Company as a direct marketing infrastructure provider, focusing all of our resources on building a direct marketing network. As part of this repositioning all activities related to our consumer-direct Web sites, including FreeShop.com, Desteo.com, and CatalogSite.com were discontinued. Also as part of this repositioning a significant reduction in staffing levels and a reduction in other expenses related to the consumer-direct Web sites were made over the first six months of 2001. In the quarter ended March 31, 2001, a staffing reduction plan was adopted that included a reduction of 161 employees. This plan resulted in the recognition of $1.5 million in severance costs in the quarter ended March 31, 2001. In the quarter ended June 30, 2001, additional staffing reduction plans were adopted that resulted in a reduction of 26 employees. As of June 30, 2001, approximately $204,000 of severance costs were unpaid and included in current liabilities. In addition to severance costs, the repositioning and technology restructuring resulted in impairment charges and losses of $364,000, $2,131,000 and $538,000 for capitalized software, intangible assets and fixed assets, respectively, for the six months ended June 30, 2001. Impairment charges and losses of $1,155,000 and $534,000 for intangible assets and fixed assets, respectively, were recorded for the three months ended June 30, 2001. Intangible assets impaired related to the acquisitions of Commonsite, LLC, Travel Companions International, Inc., and XmarksTheSpot, Inc.

Interest Expense

    Interest expense primarily relates to capital equipment leases and notes payable to Imperial Bank and Fingerhut Companies. Interest expense totaled $52,000 in the quarter ended June 30, 2001 and $5,000 in the same quarter of 2000. On a year to date basis interest expense totaled $98,000 and $11,000 in the first six months of 2001, and 2000, respectively. Interest expense has increased as neither the Imperial nor Fingerhut Companies notes existed during the first six months of 2000.

Other Income, Net

     Other income, net consists primarily of interest income. Other income, net decreased by $436,000 to $198,000, or 52% of revenues, in the quarter ended June 30, 2001 compared to $634,000, or 11% of revenues, in the same quarter of 2000. On a year to date basis, other income, net has decreased by $792,000 to $523,000, or 40% of revenues, compared to $1.3 million, or 12% of revenues, in the first six months of 2000. The decrease is due to lower cash balances resulting from the use of cash in operations. Other income, net will continue to decrease as cash used in operations will decrease the amount available for investment.

Income Taxes

     No provision for federal income taxes has been recorded for any of the periods presented due to the Company's current loss position.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through June 30, 2001 totaled approximately $65.7 million, including $21.5 million raised from Fingerhut Companies, Inc. and $41.1 million raised in our initial public offering. As of June 30, 2001, we had approximately $13.6 million in cash and cash equivalents and short-term investments and working capital of $11.0 million.

     Net cash used in operating activities was $10.0 million and $7.9 million in the six months ended June 30, 2001 and 2000, respectively. Cash used in operating activities for each period resulted primarily from net losses.

     Net cash provided by investing activities was $6.7 million and $11.9 million in the six months ended June 30, 2001 and 2000, respectively. In the six months ended June 30, 2001, $7.0 was received from the maturity of commercial paper purchased in the prior year and approximately $366,000 was used to acquire equipment, internally developed software and leasehold improvements. In the six months ended June 30, 2000, $14.0 million was received from the maturity of commercial paper purchased in 1999 and approximately $2.0 million was used to purchase equipment, software, leasehold improvements and furniture.

     Net cash provided by (used in) financing activities was $(930,000) and $2.1 million in the six months ended June 30, 2001 and 2000, respectively. In the six months ended June 30, 2001, $487,000 was used to repay notes payable, $114,000 was used for principal payments under capital leases and $334,000 was used to repurchase common stock. In the six months ended June 30, 2000, net cash provided by financing activities resulted primarily from proceeds of a $2.0 million loan represented by an Amended and Restated Loan and Security Agreement, dated June 29, 2000, by and between the Company and Imperial Bank, the proceeds of which have been used by the Company to purchase equipment, software, furniture and leasehold improvements.

     We believe our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next six to nine months. Thereafter, we may need to raise additional capital to meet our long-term operating requirements. Revenues have declined since the quarter ended June 30, 2000. Mitigating the impact of the decrease in revenues are cost reduction measures that have been implemented as part of the shift away from a consumer direct Web site focus.

     Our cash requirements depend on several factors, including the level of expenditures on advertising and brand awareness, the rate of market acceptance of our services and the extent to which we use cash for acquisitions and strategic investments. Unanticipated expenses, poor financial results or unanticipated opportunities requiring financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. The notification of possible delisting of the Company's securities from the NASDAQ National Market and the going concern contingency contained in our fiscal 2000 audit report may make raising additional capital more difficult. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

Recent Accounting Pronouncements

     We adopted SFAS No. 133 "Accounting for Derivative and Hedging Activities" (SFAS No. 133) in the quarter ended March 31, 2001. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Substantially all of the our cash equivalents, short-term securities and capital lease obligations are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. As of June 30, 2001, however, all of our cash equivalents and short-term securities mature within three months. As of June 30, 2001, we believe the reported amounts of cash equivalents, short-term securities and capital lease obligations to be reasonable approximations of their fair values. As a result, we believe the market risk arising from our holding of financial instruments is minimal.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of the date hereof, there is no material litigation pending against us. From time to time, we are a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on the our business, financial condition, results of operations and cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Changes in Securities

     There were no changes in the Company's securities during the three months ended June 30, 2000.

(b)  Sales of Unregistered Securities

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER EVENTS

     In a series of resolutions dated February 15, 2001 and April 3, 2001, the Company's Board of Directors unanimously adopted resolutions approving the grant of 100,000 shares of restricted stock to each board member (including board members otherwise employed by the Company) and 30,000 shares of restricted stock to John Wade, the Company's Chief Financial Officer, and to Dave Davis, the Company's General Counsel, subject both to approval of a new stock plan by the Company's shareholders that contemplates the issuance of restricted stock and to final approval by the Board of Directors following affirmative action on the stock plan by shareholders. In addition, the Board of Directors approved that a payment equal in value to the restricted stock be made to each contingent grantee in the event shareholders fail to approve the new stock plan or the grants are not made for any other reason, and a change of control of the Company occurs.

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

Exhibit
 Number       Description
 ------       -----------
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

10.21(1)+      Marketing Agreement between registrant and NewSub Services,  Inc.
               effective as of June 1, 1999.

10.22(1)+      Marketing Agreement between registrant and eNews.com,  Inc. dated
               December 8,1999.

10.23(2)       Asset  Purchase   Agreement,   dated  November  22,  2000,  among
               registrant and XMarkstheSpot, Inc.

10.24(3) Stock Redemption Agreement, dated April 16, 2001, by and between registrant and Fingerhut Companies, Inc.

99.1 Private Securities Litigation Reform Act of 1995 Safe Harbor and Forward-Looking Statements Risk Factors
----------
(1) Incorporated by reference to our Registration Statement on Form S-1 (No. 333-81151).
(2) Incorporated by reference to our annual report on Form 10-K, filed April 2, 2001.
(3) Incorporated by reference to our annual report on Form 8-K, filed April 24, 2001.

+ Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed on April 24, 2001, announcing the Company's entry into a Stock Redemption Agreement with Fingerhut Companies, Inc.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         APTIMUS, INC.


Date: August 14, 2001                    By:  /s/ JOHN A. WADE
                                             -----------------------------------
                                         Name:  John A. Wade
                                         Title: Chief Financial Officer

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

10.21(1)+      Marketing Agreement between registrant and NewSub Services,  Inc.
               effective as of June 1, 1999.

10.22(1)+      Marketing Agreement between registrant and eNews.com,  Inc. dated
               December 8,1999.

10.23(2)       Asset  Purchase   Agreement,   dated  November  22,  2000,  among
               registrant and XMarkstheSpot, Inc.

10.24(3) Stock Redemption Agreement, dated April 16, 2001, by and between registrant and Fingerhut Companies, Inc.

99.1 Private Securities Litigation Reform Act of 1995 Safe Harbor and Forward-Looking Statements Risk Factors

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