Form 10-Q
period 2001-09-30
APTIMUS INC
filed 2001-11-14
CIK 1087277

i



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes [X]         No [   ]

     The number of outstanding shares of common stock, no par value, of the registrant at October 31, 2001 was 13,191,602.

                                  APTIMUS, INC.

                             INDEX TO THE FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                                                                                               PAGE
PART I -  FINANCIAL INFORMATION
       ITEM 1.    FINANCIAL STATEMENTS
                  Balance sheets as of December 31, 2000 and September 30, 2001..........................       1
                  Statements of Operations for the three and nine months ended
                   September 30, 2000 and 2001...........................................................       2
                  Condensed Statements of Cash Flows for the nine months ended
                   September 30, 2000 and 2001...........................................................       3
                  Notes to Financial Statements..........................................................       4
       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    7
                  OPERATIONS.............................................................................
       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..............................      11
PART II   -  OTHER INFORMATION
       ITEM 1.    LEGAL PROCEEDINGS......................................................................      12
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................      12
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES........................................................      12
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................      12
       ITEM 5.    OTHER INFORMATION......................................................................      12
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.......................................................      12
SIGNATURES...............................................................................................      15


7



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  APTIMUS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      December 31,    September 30,
                                                                          2000            2001
   ASSETS
   Cash and cash equivalents....................................       $   12,584     $    5,966
   Accounts receivable, net.....................................            2,240            175
   Prepaid expenses and other assets............................              646            556
   Short-term investments.......................................           12,012          5,023
                                                                       ----------     ----------
            Total current assets................................           27,752         11,720
   Fixed assets, net............................................            4,760          2,498
   Intangible assets, net.......................................            2,643             38
   Long-term investments........................................              345            344
   Deposits.....................................................               32             35
                                                                       ----------     ----------
                                                                       $   35,532     $   14,635
                                                                       ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable.............................................       $    2,573     $      419
   Accrued and other liabilities................................            1,154            586
   Current portion of capital lease obligations.................              193             81
   Current portion of notes payable.............................              800            693
                                                                       ----------     ----------
            Total current liabilities...........................            4,720          1,779
   Capital lease obligations, net of current portion............              144             88
   Notes payable, net of current portion........................              800             50
                                                                       ----------     ----------
   Total liabilities............................................            5,664          1,917
   Shareholders' equity
      Common stock, no par value; 100,000 shares authorized
         15,505 and 13,192 issued and outstanding at
         December 31, 2000 and September 30, 2001, respectively.           65,874         64,628
      Additional paid-in capital................................            2,518          2,530
      Deferred stock compensation...............................             (352)           (87)
      Accumulated deficit.......................................          (38,172)       (54,353)
                                                                       ----------     ----------
            Total shareholders' equity..........................           29,868         12,718
                                                                       ----------     ----------
                                                                       $   35,532     $   14,635
                                                                       ==========     ==========

    The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      September 30,                     September 30,
                                                           ----------------------------------  --------------------------------
                                                                 2000              2001              2000              2001
                                                           ----------------  ----------------  ----------------   -------------
 Net revenues.........................................         $  3,492          $     188         $ 14,516      $    1,495
 Operating expenses
    Sales and marketing...............................            7,333                113           23,355           5,729
    Internet and network connectivity.................              635                453            1,480           1,623
    Research and development..........................              636                168            1,612           1,475
    General and administrative........................              640                548            2,339           2,064
    Depreciation and amortization.....................              588                458            1,661           1,862
    Equity-based compensation.........................              191                224              691             278
    Restructuring costs...............................                                                                4,998
                                                               --------          ---------         --------      ----------
          Total operating expenses....................           10,023              1,964           31,138          18,029
                                                               --------          ---------         --------      ----------
 Operating loss.......................................           (6,531)            (1,776)         (16,622)        (16,534)
 Interest expense.....................................               54                 39               65             137
 Other income, net....................................             (627)                33           (1,942)           (490)
                                                               --------          ---------         --------      ----------
 Net loss.............................................         $ (5,958)         $  (1,848)        $(14,745)     $  (16,181)
                                                               ========          =========         ========      ==========
 Basic and diluted net loss per share.................         $  (0.38)         $  (0.15)         $  (0.94)     $    (1.18)
                                                               ========          ========          ========      ==========
 Weighted-average shares used in computing basic
    and diluted net loss per share....................           15,682             12,563           15,630          13,700
                                                               ========          =========         ========      ==========

    The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                             September 30,
                                                                                         2000             2001
                                                                                    --------------  -------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss....................................................................       $ (14,745)      $ (16,181)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Depreciation and amortization...........................................           1,660           1,861
        Bad debt expense........................................................           1,247            (252)
        Amortization of deferred compensation...................................             691             277
        (Gain) loss on disposal of property and equipment.......................              (4)            637
        Impairment write-down of intangible assets and software.................                           2,499
        Amortization of discount on short-term investments......................             (98)            (68)
        Changes in assets and liabilities, net of impact of acquisitions:
          Accounts receivable...................................................          (1,915)          2,317
          Prepaid expenses and other assets.....................................            (627)            222
          Accounts payable......................................................             902          (2,154)
          Accrued and other liabilities.........................................             451            (568)
                                                                                       ---------       ----------
          Net cash used in operating activities.................................         (12,438)        (11,410)
                                                                                       ---------       ---------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment.........................................          (2,717)           (369)
    Proceeds from disposal of property and equipment............................               7             120
    Purchase of short-term investments..........................................         (13,352)         (3,947)
    Sale of short-term investments..............................................          14,000          11,004
    Purchase of long-term investments...........................................              (1)
    Sale of  long-term investments..............................................                               1
                                                                                       ---------       ---------
          Net cash provided by (used in) investing activities...................          (2,063)          6,821
                                                                                       ----------      ---------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under capital leases.....................................             (92)           (139)
    Proceeds from notes payable.................................................           2,000
    Repayment of notes payable..................................................            (200)         (1,821)
    Repurchase of common stock..................................................            (130)           (334)
    Issuance of common stock, net of issuance costs.............................             338               7
                                                                                       ---------       ---------
          Net cash provided by financing activities.............................           1,916          (2,287)
                                                                                       ---------       ----------
  Net increase in cash and cash equivalents.....................................         (12,585)         (6,888)
  Cash and cash equivalents at beginning of period..............................          33,795          12,854
                                                                                       ---------       ---------
  Cash and cash equivalents at end of period....................................       $  21,210       $   5,966
                                                                                       =========       =========

    The accompanying notes are an integral part of these financial statements.


                                  APTIMUS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements include all adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

     The unaudited financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K and the amendments thereto on form 10-K/A filed with the SEC on April 2, 2001, April 11, 2001 and April 24, 2001. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2001.

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

     Also included in net revenues are barter revenues generated from exchanging lead generation and advertising services for advertising services. Such transactions are recorded at the lower of the estimated fair value of the advertisements received or delivered. Revenue from barter transactions is recognized when advertising or lead generation is provided, and services received are charged to expense when used. For the three months ended September 30, 2000 and 2001 barter revenues were $593,000 and zero, respectively. For the nine months ended September 30, 2000 and 2001 barter revenues were $1,266,000 and zero, respectively.

     The Company also had advertising and lead generation agreements that provided for payment in equity securities of non-public companies. Revenue was recognized under such agreements when sufficient contemporaneous evidence existed concerning the value of the equity securities. For the three months ended September 30, 2000 and 2001 no such revenues were recorded. For the nine months ended September 30, 2000 and 2001 such revenues were $344,000 and zero, respectively.

3.   NET LOSS PER SHARE

     Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share represents the net loss divided by the weighted-average number of shares outstanding, including the potentially dilutive impact of common stock options, warrants, and restricted shares, which vest over time. Basic and diluted net loss per share are equal for all periods presented because the impact of common stock equivalents is antidilutive.

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation:

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    September 30,                       September 30,
                                                         ----------------------------------     ------------------------
                                                                    (UNAUDITED)                    (UNAUDITED)
                                                               2000              2001              2000              2001
                                                         ----------------  ----------------  ----------------  --------------
    Numerator:
      Net loss.......................................        $ (5,958)         $  (1,849)        $(14,745)        $ (16,182)
                                                             ==========          =========        =========         =========
    Denominator:
      Weighted average shares used in computing
        Net loss per share...........................          15,682             12,567           15,630            13,700
                                                             ==========          =========        =========         =========
    Potentially dilutive securities excluded from per
      share calculations consist of the following:
        Options to purchase common stock.............           1,546              1,074            1,546             1,074
        Unvested restricted stock grants.............                                238                                238
        Warrants to purchase common stock............              16                166               16               166
                                                             ---------          ---------         --------         ---------
                                                                1,562              1,478            1,562             1,478
                                                             =========          ==========        =========        ==========

4.   NEW ACCOUNTING PRONOUNCEMENTS

     We adopted SFAS No. 133 "Accounting for Derivatives and Hedging Activities" in the quarter ended March 31, 2001. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," which revises accounting and reporting standards for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of this statement to have a significant impact on our results of operations, financial position or cash flows.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 143, "Accounting for Asset Retirement Obligations," which establishes accounting and reporting standards for liabilities related to retirement of assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this statement to have a significant impact on our results of operations, financial position or cash flows.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which revises accounting and reporting standards for the impairment and disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of this statement to have a significant impact on our results of operations, financial position or cash flows.

5.   RESTRUCTURING COSTS

     On February 20, 2001 we announced our intention to reposition the Company as a direct marketing infrastructure provider, focusing all of our resources on building a direct marketing network. As part of this repositioning all activities related to our consumer-direct Web sites, including FreeShop.com, Desteo.com, and CatalogSite.com were discontinued. Also as part of this repositioning a significant reduction in staffing levels and a reduction in other expenses related to the consumer-direct Web sites were made over the first six months of 2001. In the quarter ended March 31, 2001 a staffing reduction plan was adopted that included a reduction of 161 employees. This plan resulted in the recognition of $1.5 million in severance costs in the quarter ended March 31, 2001. In the quarter ended June 30, 2001 additional staffing reduction plans were adopted that resulted in a reduction of 26 employees. As of September 30, 2001 approximately $57,000 of severance costs were unpaid and included in current liabilities. Severance costs were recognized in accordance with the guidance of Emerging Issues Task Force 94-3. In addition to severance costs, the repositioning and technology restructuring resulted in impairment charges and losses of $364,000, $2,131,000 and $538,000 for capitalized software, intangible assets and fixed assets, respectively, for the nine months ended September 30, 2001. No impairment charges or losses were recorded for the three months ended September 30, 2001. Intangible assets impaired related to the acquisitions of Commonsite, LLC, Travel Companions International, Inc., and XmarksTheSpot, Inc.

6.   RESTRICTED STOCK GRANTS

     Effective June 12, 2001, the shareholders approved the 2001 Stock Plan (the Stock Plan) to provide for the granting of stock to employees and directors of the Company to provide them with incentives for their service. Under the terms of the Stock Plan, 2,400,000 shares of common stock have been reserved for issuance to Stock Plan participants. The Stock Plan is administered by the Board of Directors of the Company, which determines the terms and condition of the grants, including number of shares granted and the vesting period of such shares.

     On September 27, 2001, 635,000 shares of our common stock were granted to members of the board of directors and officers. On the date of grant the stock grants were 62.5% vested with the remaining shares vesting quarterly over the next three quarters. Deferred compensation of $285,750 was recorded based on the fair market value of the stock on the date of grant. The deferred compensation recognized will be amortized over the vesting period of the related stock grants in accordance with Financial Accounting Standards Board interpretation No. 28. In the event of a change in control, including the initiation of a tender offer for more than 50% of the then issued and outstanding shares of common stock of the Company, the stock grants become 100% vested.

7.   SUBSEQUENT EVENTS

     On August 23, 2001, the Board of Directors unanimously approved an issuer tender offer to purchase, for a price of $0.48 per share in cash, up to 10,750,000 shares of our Common Stock (the Tender Offer). We announced the Tender Offer on August 27, 2001, and commenced the Tender Offer on October 10, 2001 by filing a Schedule TO-I. The Tender Offer is currently scheduled to expire at 5 p.m. Eastern Standard Time, Thursday, November 15, 2001. We intend to purchase all shares properly tendered and not properly withdrawn, up to the 10,750,000 limit, for $0.48 per share. See PART II - ITEM 5 for additional information.

     In October 2001 the commencement of the Tender Offer triggered the accelerated vesting of the stock grants made on September 27, 2001. This will result in the recognition of the $68,000 of deferred compensation and the recognition of an additional $19,000 of equity-based compensation in the fourth quarter of 2001.

     In November 2001 the remaining balance of $572,000 on the note payable to Fingerhut was paid-off at a substantial discount. See PART II - ITEM 5 for additional information.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those described in connection with the forward looking statement and the factors listed on Exhibit 99.1 to this report, which factors are hereby incorporated by reference in this report.

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

     Today, Aptimus' mission is to provide the most powerful and effective ways to acquire new customers via the Internet. This is the same mission we had in 1994 when we launched our business. We continue to believe that the Internet is the most important new medium for customer acquisition objectives in recent history.

     We are  positioning  ourselves  to be the leading  online  direct  response network. Our focus is creating high volume performance-based customer acquisition solutions for major consumer marketers. To achieve these objectives, we leverage our proprietary technology platform to dynamically present offers to large volumes of transacting consumers at the point of transaction, when they are most likely to respond, across a broad variety of web sites. We focus our efforts around three primary offer presentation formats:

     1. CoRegistration - This is our core focus, whereby we present relevant offers to transacting consumers in a manner that allows them to "opt-in" or choose the offers they wish to receive. By managing the registration process, we can target offers "real time" based on the site demographics, the data entered in the order process (e.g. geotargeting), and/or the substance of the specific transaction. Managed transactions include product purchases, email and site registrations or joins, and other transactional actions occurring on the web sites of our distribution partners.

     2. Pop-Ups/Interstitials - We present relevant offers via advertising screens that "pop up" or "pop under" when consumers take particular actions such as visiting a specific web site or web page.

     3. Email - We present relevant offers to consumers via opt-in email lists, including lists that we own, lists that we manage for others, and third party lists.




     During the nine months ended September 30, 2001, we derived our revenues primarily from online lead generation and advertising contracts related to the FreeShop Web site and Club FreeShop email Newsletters. Starting in June 2001 we derived our revenues primarily from network lead generation contracts and we expect to derive our revenues primarily from network lead generation contracts in the future. We receive lead generation revenues when we deliver customer information to a marketer in connection with an offer on our Web site or in our network. We received advertising revenues from sales of banner advertising, site sponsorships and newsletter sponsorships. We also derived a small portion of our lead generation revenues from the rental of customer names and street addresses to third parties. Lead generation pricing is based on cost per lead and varies depending on the type of offer. Generally, pricing of advertising is based on cost per impression or cost per click through. In the second half of 2000, we saw a shift away from these traditional advertising models towards a cost per action model where advertisers pay based on actual orders or registrations received. The services we deliver are primarily sold under short-term agreements that are subject to cancellation. We recognize revenues in the period in which we deliver the service provided we have no further performance obligation.

     In the quarters ended September 30, 2000 and 2001, our ten largest clients accounted for 59.1% and 85.0% of our revenues, respectively. During the quarter ended September 30, 2000 no client accounted for more than 10% of our revenues. During the quarter ended September 30, 2001, Caribbean Tourism Organization was our largest client, accounting for 20.1% of our revenues and Topica, Inc. was our second largest client, accounting for 18.0% of our revenues. Caribbean Tourism Organization completed fulfillment of their 2001 brochures in July 2001 and are not currently active in the network. No other client accounted for more than 10% of our revenues in the quarter ended September 30, 2001. In the nine months ended September 30, 2000 and 2001, our ten largest clients accounted for 30.1% and 39.2% of our revenues, respectively. No single client accounted for more than 10% of our revenues in the nine months ended September 30, 2000 and 2001.

     Our business has been operating at a loss and generating negative cash flows from operations since inception. As of September 30, 2001, we had accumulated losses of approximately $54.4 million. In February 2001, the decision was made to discontinue activities related to our consumer-direct Web sites and to focus the resources of the Company towards the network strategy. This decision has resulted in a decrease in revenues in the first three quarters of 2001. This decision has also resulted in a decrease in our continuing operating expenses beginning in the second quarter of 2001. Even with a decrease in continuing operating expenses and growth in revenues our losses and negative cash flows are likely to continue for the foreseeable future. Also as a result of this decision, we believe period-to-period comparison of our operating results is not meaningful due to the significant differences between prior and current activities, and the results for any period should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

Revenues

     We derive our revenues primarily from online lead generation and advertising contracts. Our revenues decreased by $3.3 million, or 95%, to $188,000 in the quarter ended September 30, 2001 compared to $3.5 million in the same quarter of 2000. On a year to date basis, net revenues have decreased by $13.0 million or 90% to $1.5 million, compared to $14.5 million in the first nine months of 2000. This decline in revenue resulted from a general decline in the Internet advertising industry and a shift in focus to the network lead generation model, including discontinuation of our consumer-direct Web sites.

Sales and Marketing

     Sales and marketing expenses consist primarily of marketing and promotional costs related to developing our brands and generating visits to our Web sites, as well as personnel and other costs. Sales and marketing expenses decreased by $7.2 million to $113,000, or 60% of revenues, in the quarter ended September 30, 2001 compared to $7.3 million, or 210% of revenues, in the same quarter of 2000. On a year to date basis, sales and marketing expenses have decreased by $17.6 million to $5.7 million, or 383% of revenues, compared to $23.4 million, or 161% of revenues, in the first nine months of 2000. The decrease in sales and marketing expenses is a result of reduced advertising spending and reduced payroll costs. Additionally, the decrease in the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 also resulted from the settlement of previously recorded liabilities for $170,000 less than recorded and a $260,000 reduction in the reserve for bad debts. On a year to date basis, reductions in advertising spending account for approximately 69% of the decrease and reductions in payroll costs account for approximately 19% of the decrease. As a result of the decrease in revenue sales and marketing expense has increased as a percentage of revenue even though the total sales and marketing expense has decreased.

Internet and Network Connectivity

     Internet and network connectivity consists of expenses associated with the maintenance and usage of our Web sites and email delivery costs. Such costs include Internet connection charges, hosting facility costs, banner ad serving fees, network partner fees, and personnel costs. Internet and network connectivity expenses decreased by $182,000 to $453,000, or 241% of revenues, in the quarter ended September 30, 2001 compared to $635,000, or 18% of revenues, in the same quarter of 2000. On a year to date basis, Internet and network connectivity expenses have increased by $143,000 to $1.6 million, or 109% of revenues, compared to $1.5 million, or 10% of revenues, in the first nine months of 2000. This increase resulted from costs incurred to support both the network and consumer direct business models during the first two quarters of 2001. As a result of the decrease in revenue Internet and network connectivity expense has increased as a percentage of revenue.

Research and Development

     Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our Web site and related systems. Research and development expenses decreased by $468,000 to $168,000, or 89% of revenues, in the quarter ended September 30, 2001 compared to $636,000, or 18% of revenues, in the same quarter of 2000. On a year to date basis, research and development expenses have decreased by $137,000 to $1.5 million, or 99% of revenues, compared to $1.6 million, or 11% of revenues, in the first nine months of 2000. The decrease in research and development expenses in the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 is a result of reductions in staff as a result of the restructuring and cost cutting efforts. The reductions in the second and third quarter of 2001 have been partially offset by increased consulting costs during the first quarter of 2001. These consulting costs were incurred to integrate and improve the network technology platform during the first three months of 2001. As a result of the decrease in revenue research and development expense has increased as a percentage of revenue even though the total research and development expense has decreased.

General and Administrative

     General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses decreased by $92,000 to $548,000, or 292% of revenues, in the quarter ended September 30, 2001 compared to $640,000, or 18% of revenues, in the same quarter of 2000. On a year to date basis, general and administrative expenses have decreased by $275,000 to $2.1 million, or 138% of revenues, compared to $2.3 million, or 16% of revenues, in the first nine months of 2000. For the quarter and nine months ended September 30, 2001 the decrease in general and administrative expenses is primarily a result of the decrease in revenue based business taxes. As a result of the decrease in revenue general and administrative expense has increased as a percentage of revenue even though the total general and administrative expense has decreased.

Depreciation and Amortization

     Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements, acquired technology, work force in-place and goodwill from acquisitions. Depreciation and amortization expenses decreased by $130,000 to $458,000, or 244% of revenues, in the quarter ended September 30, 2001 compared to $588,000, or 17% of revenues, in the same quarter of 2000. On a year to date basis, depreciation and amortization expenses have increased by $201,000 to $1.9 million, or 125% of revenues, compared to $1.7 million, or 11% of revenues, in the first nine months of 2000. The decrease in the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 is primarily a result the impairment of intangible assets in the first two quarters of 2001. The increase on a year to date basis is a result of approximately $2.1 million in equipment, software, furniture and leasehold improvements acquired from July 2000 through December 2000, which have been included for a full year during 2001. As a result of the decrease in revenue depreciation and amortization expense has increased as a percentage of revenue.

Equity-Based Compensation

     Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options, stock grants, and recognition of expenses when our principal shareholders sell our stock to employees and directors at a price below the then estimated fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the option granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses increased by $33,000 to $224,000, or 119% of revenues, in the quarter ended September 30, 2001 compared to $191,000, or 6% of revenues, in the same quarter of 2000. The increase in the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 is a result of recognition of approximately $217,000 in compensation related to restricted stock grants made on September 27, 2001. On a year to date basis, equity-based compensation expenses decreased by $275,000 to $278,000, or 19% of revenues, compared to $691,000, or 5% of revenues, in the first nine months of 2000. The decrease on a year to date basis resulted from the forfeiture of options held by terminated employees and the continued decline in the unearned compensation balance resulting from the use of an accelerated amortization method.

Restructuring costs

     Restructuring costs consist of severance costs and losses on fixed and intangible assets disposed or abandoned as a result of restructuring activities. On February 20, 2001, we announced our intention to reposition the Company as a direct marketing infrastructure provider, focusing all of our resources on building a direct marketing network. As part of this repositioning all activities related to our consumer-direct Web sites, including FreeShop.com, Desteo.com, and CatalogSite.com were discontinued. Also as part of this repositioning a significant reduction in staffing levels and a reduction in other expenses related to the consumer-direct Web sites were made over the first six months of 2001. In the quarter ended March 31, 2001, a staffing reduction plan was adopted that included a reduction of 161 employees. This plan resulted in the recognition of $1.5 million in severance costs in the quarter ended March 31, 2001. In the quarter ended June 30, 2001, additional staffing reduction plans were adopted that resulted in a reduction of 26 employees. As of September 30, 2001, approximately $57,000 of severance costs remained unpaid and are included in current liabilities. In addition to severance costs, the repositioning and technology restructuring resulted in impairment charges and losses of $364,000, $2,131,000 and $538,000 for capitalized software, intangible assets and fixed assets, respectively, for the nine months ended September 30, 2001. Intangible assets impaired related to the acquisitions of Commonsite, LLC, Travel Companions International, Inc., and XmarksTheSpot, Inc.

Interest Expense

     Interest expense primarily relates to capital equipment leases and notes payable to Imperial Bank and Fingerhut Companies. Interest expense totaled $39,000 in the quarter ended September 30, 2001 and $54,000 in the same quarter of 2000. On a year to date basis, interest expense totaled $137,000 and $65,000 in the first nine months of 2001, and 2000, respectively. Interest expense has increased as neither the Imperial nor Fingerhut Companies notes existed during the first six months of 2000. Interest expense is expected to decrease in the next quarter as a result of the payoff of the Imperial note payable in August and the payoff of the Fingerhut note payable in November.

Other Income, Net

     Other (income) expense, net consists primarily of interest income. Other (income) expense, net decreased by $660,000 to an expense of $33,000, or 18% of revenues, in the quarter ended September 30, 2001 compared to an income of $627,000, or 18% of revenues, in the same quarter of 2000. On a year to date basis other income, net has decreased by $1.5 million to $490,000, or 33% of revenues, compared to $1.9 million, or 13% of revenues, in the first nine months of 2000. The decrease is due to lower cash balances resulting from the use of cash in operations. Also, the loss in the third quarter of 2001 is a result of disposition of assets no longer needed to maintain the company's infrastructure.

Income Taxes

     No provision for federal income taxes has been recorded for any of the periods presented due to the Company's current loss position.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through September 30, 2001 totaled approximately $65.7 million, including $21.5 million raised from Fingerhut Companies, Inc. and $41.1 million raised in our initial public offering. As of September 30, 2001, we had approximately $11.0 million in cash and cash equivalents and short-term investments and working capital of $10.4 million.

     Net cash used in operating activities was $11.4 million and $12.4 million in the nine months ended September 30, 2001 and 2000, respectively. Cash used in operating activities for each period resulted primarily from net losses.

     Net cash provided by (used in) investing activities was $6.8 million and ($2.1) million in the nine months ended September 30, 2001 and 2000, respectively. In the nine months ended September 30, 2001, $7.0 was received from the maturity of commercial paper purchased in the prior year, approximately $369,000 was used to acquire equipment, internally developed software and leasehold improvements and approximately $120,000 was received from the disposal of fixed assets. In the nine months ended September 30,

2000, $14.0 million was received from the maturity of commercial paper purchased in 1999, $13.4 million was used to purchase short-term investments in the current year and approximately $2.7 million was used to purchase equipment, software, leasehold improvements and furniture.

     Net cash provided by (used in) financing activities was ($2.3 million) and $1.9 million in the nine months ended September 30, 2001 and 2000, respectively. In the nine months ended September 30, 2001, $1.8 million was used to repay notes payable, $139,000 was used for principal payments under capital leases and $334,000 was used to repurchase common stock. In the nine months ended September 30, 2000, net cash provided by financing activities resulted primarily from proceeds of a $2.0 million note with Imperial Bank, the proceeds of which have been used by the Company to purchase equipment, software, furniture and leasehold improvements.

     Assuming we purchase the maximum of 10,750,000 shares of our common stock in the Tender Offer for an aggregate price of $5.16 million and taking account of the recent payoff of the Fingerhut note payable we believe our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next six to nine months. Thereafter, we may need to raise additional capital to meet our long-term operating requirements.

     Our cash requirements depend on several factors, including the level of expenditures on advertising and brand awareness, the rate of market acceptance of our services and the extent to which we use cash for acquisitions and strategic investments. Unanticipated expenses, poor financial results or unanticipated opportunities requiring financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. The notification of possible delisting of the Company's securities received from the Nasdaq National Market on June 20, 2001 and the going concern contingency contained in our fiscal 2000 audit report may make raising additional capital more difficult. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

Recent Accounting Pronouncements

     We adopted SFAS No. 133 "Accounting for Derivatives and Hedging Activities" in the quarter ended March 31, 2001. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," which revises accounting and reporting standards for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of this statement to have a significant impact on our results of operations, financial position or cash flows.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 143, "Accounting for Asset Retirement Obligations," which establishes accounting and reporting standards for liabilities related to retirement of assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this statement to have a significant impact on our results of operations, financial position or cash flows.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which revises accounting and reporting standards for the impairment and disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of this statement to have a significant impact on our results of operations, financial position or cash flows.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Substantially all of the our cash equivalents, short-term securities and capital lease obligations are at fixed interest rates and, therefore, the fair value of these instruments is affected by changes in market interest rates. As of September 30, 2001, however, all of our cash equivalents and short-term securities mature within five months. As of September 30, 2001, we believe the reported amounts of cash equivalents, short-term securities and capital lease obligations to be reasonable approximations of their fair values. As a result, we believe the market risk arising from our holding of financial instruments is minimal.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of the date hereof, there is no material litigation pending against us. From time to time, we are a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Changes in Securities

     There were no changes in the Company's securities during the three months ended September 30, 2001.

(b)  Sales of Unregistered Securities

     On September 27, 2001, we granted an aggregate of 635,000 shares of Common Stock to our directors and officers in reliance on the exemptions from registration under the Securities Act of 1933, as amended, provided by Regulation D and Section 4(2), on the basis that these shares were granted to our directors and officers for compensatory purposes and not in a public offering. The grants were 62.5% vested on the date of grant. The remaining 37.5% vested on October 10, 2001 upon the commendement of the Tender Offer.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER EVENTS

     (a) Issuer Tender Offer. On August 23, 2001, the Board of Directors unanimously approved an issuer tender offer to purchase, for a price of $0.48 per share in cash, up to 10,750,000 shares of our Common Stock. The Tender Offer was announced on August 27, 2001 and commenced on October 10, 2001 under the terms and conditions set forth in the Offer to Purchase and related Letter of Transmittal, each of which are attached as exhibits to the Schedule TO-I, dated and filed October 10, 2001, as amended by that certain Amendment No. 1 to Schedule TO-I, dated and filed October 31, 2001. The Tender Offer is currently scheduled to expire at 5 p.m. Eastern Standard Time, Thursday, November 15, 2001, unless extended. We intend to purchase all shares properly tendered and not properly withdrawn for $0.48 per share, subject to the terms and conditions of the Tender Offer.

     (b) Fingerhut Stock Redemption. By Letter Agreement, dated November 13, 2001, we agreed to immediately prepay without penalty, and Fingerhut Companies, Inc. ("Fingerhut") agreed to accept, in full and final payment and satisfaction of the remaining principal balance and accrued interest due and owing as of November 16, 2001 under the Stock Redemption Agreement and Promissory Note, each dated April 16, 2001, by and between the company and Fingerhut, the discounted sum of $471,140.90. The sum paid represents a 20% discount off the principal balance owing under the Stock Redemption Agreement and Promissory Note as of November 16, 2001. As part of the Letter Agreement, Fingerhut also agreed to release all of its rights and interests under the related Warrant to Purchase Common Stock for 150,000 shares, which by the terms of the Letter Agreement has been terminated.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

     3.1* Second Amended and Restated Articles of Incorporation of registrant.

      3.2             Articles of Amendment filed September 16, 2000
      3.3*            Amended and Restated Bylaws of registrant.
      4.1*            Specimen Stock Certificate.
      4.2*            Form of Common Stock Warrant.
     10.1*            Form of Indemnification Agreement between the registrant
                      and each of its directors.
     10.2*            1997 Stock Option Plan, as amended.
     10.3*            Form of Stock Option Agreement.
     10.4*            Investor Subscription Agreement, dated December 10, 1998,
                      between registrant and Fingerhut Companies, Inc.
     10.5*            Warrant Agreement,dated December 10, 1998, between
                      registrant and Fingerhut Companies, Inc.
     10.6*            Stockholders  Agreement,  dated December 10, 1998, among
                      registrant,  Timothy C. Choate,  John P. Ballantine and
                      Fingerhut Companies, Inc.
     10.7*            Asset Purchase Agreement, dated May 5, 1999, among
                      registrant, Travel Companions International, Inc., Jeff
                      Mohr and Janet Mohr.
     10.8*            Asset  Purchase  Agreement,  dated  May  6,  1999,  among
                      registrant, Commonsite, LLC and Alan Bennett.
     10.9*            Registration Rights Agreement, dated May 6, 1999, between
                      registrant and Commonsite, LLC.
     10.10*           Loan and Security Agreement, dated September 18, 1998,
                      between registrant and Imperial Bank.
     10.11*           Lease Agreement,  dated September 23, 1997 and amended as
                      of February 16, 1999,  between  registrant and Merrill
                      Place LLC.
     10.11.1*         Second Amendment to Lease, dated November 30, 1999,between registrant and Merrill Place LLC.
     10.12*           Promotion  Agreement,  dated May 18,  1998 and  amended as of June 30,  1998 and  September  30,  1998,  between
                      registrant and CNET, Inc.
     10.13+*          Linkshare Network Membership Agreement,dated September 23,
                      1998, between registrant and Linkshare Corporation.
     10.14*           Letter Agreement dated June 18, 1999 between registrant
                      and Fingerhut.
     10.15*           Escrow Agreement dated June 18, 1999 between registrant
                      and Fingerhut.
     10.16*           Common Stock Purchase Warrant dated January 26, 1998 in
                      favor of Karrie Lee.
     10.17*           Warrant to Purchase Stock dated September 18, 1998 in
                      favor of Imperial Bank.
     10.18*           Common Stock Purchase Warrant dated January 23, 1998 in
                      favor of Hallco Leasing Corporation.
     10.19*           Common Stock Purchase Warrant dated December 4, 1997 in
                      favor of Hallco Leasing Corporation.
     10.20*           Common Stock Purchase Warrant dated January 26, 1998 in
                      favor of Employco, Inc.
     10.21+*          Marketing Agreement with NewSub Services, Inc. effective
                      as of June 1, 1999.
     10.22+*          Marketing Agreement with eNews.com, Inc. dated December 8,
                      1999.  (Incorporated by reference Exhibit 10.1 to the
                      Company's Report on Form 8-K filed January 12, 2000).
     10.23**          Asset Purchase Agreement, dated November 22, 2000, among
                      Aptimus, Inc. and XMarkstheSpot, Inc.
     10.24***         Stock Redemption Agreement, dated April 16, 2001, by and
                      between Aptimus, Inc. and Fingerhut Companies, Inc.
     10.25****        2001 Stock Plan
     10.25.1          Form of Stock Option Agreement
     10.25.2          Form of Restricted Stock Agreement (for grants)
     10.25.3          Form of Restricted Stock Agreement(for rights to purchase)
     10.26            Letter Agreement, dated November 13, 2001, by and between
                      Aptimus, Inc. and Fingerhut Companies, Inc.
     99.1             Private Securities Litigation Reform Act of 1995 Safe
                      Harbor and Forward-Looking Statements Risk Factors
----------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).
** Incorporated by reference to the Company's annual report on Form 10-K, dated April 2, 2001.
*** Incorporated by reference to the Company's annual report on Form 8-K, dated April 23, 2001.

****Incorporated by reference to the Company's proxy statement on Schedule 14A, filed May 17, 2001

+   Confidential  treatment has been granted as to certain  portions of this
Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

    None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  APTIMUS, INC.

Date:  November 14, 2001                          By:  /s/ JOHN A. WADE

                                                  Name:  John A. Wade
                                                  Title: Chief Financial Officer