Form 10-K
period 2001-12-31
APTIMUS INC
filed 2002-03-29
CIK 1087277

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K
                                ----------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
                  Title of each class         on which registered
                  -------------------         -------------------
                         None                         N/A

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Aggregate market value of the registrant's Common Stock held by non-affiliates as of February 28, 2002 was approximately $5,670,776. The number of shares of the registrant's Common Stock outstanding as of February 28, 2002 was 3,988,466.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 21, 2002 are incorporated by reference into Part III.

================================================================================

                           FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, expect, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Aptimus, Inc. ("Aptimus", "we", "us" or the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of the company's operating results, the ability to compete successfully, the ability of the company to maintain current client and distribution partner relationships and attract new ones, the sufficiency of remaining cash and short-term investments to fund ongoing operations and the ability to integrate acquired companies. For additional factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, please see the risks and uncertainties described under "Business -- Risk Factors" in Part I of this Annual Report. Certain of the forward-looking statements contained in this Report are identified with cross-references to this section and/or to specific risks identified under "Business -- Risk Factors."

                                     PART I

Item 1: Business

Overview

      Aptimus is positioning itself to become the leading online direct response network. We provide high volume performance-based customer acquisition solutions for major consumer marketers. The Aptimus Network presents consumers with targeted offers geared to their immediate interests, allowing marketers to reach a real-time hot list(TM) of consumers with the right offers when they are most likely to respond. Our patent-pending offer presentation serving technology enables us to promote offers contextually via third party Web sites across the Internet through our Aptimus Direct Response System(TM). In addition, our email campaigns reach a database of over twenty five million email consumers now included in the Aptimus TransAction Masterfile.(TM) Built on a technology platform that is flexible and scalable, the Aptimus Network can support millions of users and hundreds of marketers and Web site partners.

Company History

      We began our direct marketing business in 1994 as the FreeShop division of Online Interactive, Inc. We later spun-off from Online Interactive, Inc. as FreeShop International, Inc., later becoming FreeShop.com, Inc. and in October 2000 we changed our name to Aptimus, Inc. We began as an online direct marketing Company focused on connecting marketers and consumers via our Web site, FreeShop.com. The concept was to leverage the unique qualities of the Internet to change the direct marketing paradigm and allow consumers to pick and choose the promotional offers they actually want from direct marketers. This site-centric approach led to the Company's growth through our initial public offering in 1999 and into 2000. The core of our business model was the lead generation business, a decades-old two-step marketing process where marketers offer a free trial, sample or information as a first step to acquiring a new customer. By the year 2000, our lead generation business was surrounded by advertising and sponsorship opportunities, which grew to 65% of our revenues in the second quarter of 2000.

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

      While Aptimus faced major challenges in 2000 and our results suffered, we maintained our aggressive posture and focused on what we know best - online direct marketing. Toward that end, beginning in June 2000 we undertook an evaluation of all aspects of how we do business. Through this effort, we made a number of determinations and commitments that formed the basis of our strategy going forward.

      o We determined that revenue streams from advertising and sponsorship opportunities were declining quickly and would not likely return to their earlier levels for some time to come. Those revenue streams were critical to making rapid growth via our site-centric approach possible, given the high marketing and infrastructure costs of growing a Web site audience.

      o We determined that our lead generation core business remained strong, although the Internet-centric aspects such as e-mail list development for Internet companies would be more challenging to build. Direct marketing in general has continued to prosper, and most direct marketers have recognized the importance of the Internet as a key part of their distribution mix.

      o We determined that all major sites throughout the industry would be feeling the same impacts on advertising spending, and thus would be seeking alternative revenue-generation opportunities such as action-based pricing (where fees are paid on a per-lead or other results basis).

      o We determined that our direct marketing clients could be served better by our placement of their offers in relevant context through other companies' Web sites and email channels, without Aptimus spending the significant resources required to continue to maintain and grow our own audiences.

      As a result of these determinations, we made a shift to build a network strategy beginning in the Summer of 2000, placing direct marketing clients' offers in contextually relevant locations on partner Web sites throughout the Internet. Consistent with this new strategy, in October 2000 we renamed our company Aptimus, Inc., and christened our network the Aptimus Network.

      From the Summer of 2000 to the Summer of 2001, we laid the foundation for our new network business model, and also reevaluated and changed all aspects of our company in the process. We exited the Web site business and terminated most of the contracts that were tied to our Web site business. We also reduced our staff from a high of 215 to 28 at the end of 2001 primarily through restructuring plans implemented in February of 2001 and June of 2001. In addition, in November 2001 we completed a major issuer tender offer, acquiring 9,230,228 shares of our outstanding common stock, or approximately 69.87% of our outstanding shares as of November 15, 2001. The issuer tender offer was completed in order to increase the upside potential for continuing shareholders who believed in the future of online direct marketing and our company while also allowing shareholders who desired to exit the stock to do so at a substantial premium to market prices at the time.

      As of the Summer of 2001, we were a fully transitioned company focused exclusively on our network business opportunity, and poised for a turnaround in our growth. During the third quarter, we took 166,000 lead generation orders via our network generating $188,000 in revenues, up from 100,000 orders in the second quarter. The momentum continued to increase in the fourth quarter, where we generated 342,000 orders and $378,000 in revenues, doubling both numbers on a quarter-to-quarter basis.

      With the continued positive momentum seen in the first quarter of 2002 to date, a strong technology foundation, and a low fixed cost structure, we are on our way to realizing the power and growth potential of our network model. We hope to build on the foundation of our recent successes and develop Aptimus into an Internet survivor and category leader.

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

Traditional Direct Marketing

      Traditional direct marketing media include direct mail, telemarketing, newspaper, magazine, radio and television advertising. Although traditional direct marketing is effective and widely used, it presents a number of challenges for marketers and consumers alike. Traditional direct marketers generally lack specific and timely information on a particular consumer's immediate interests. As a result, marketers spend considerable resources on communications most consumers don't want or need. For example, the average response rate to an average credit card solicitation is only 1.2% according to the Direct Marketing Association. Given the costs associated with traditional direct marketing, which typically include printing, data processing, postage, assembly, labor, telecommunications, and facilities, low response rates make the process increasingly inefficient.

Online Direct Marketing

      Online direct marketing media include banner advertisements, interstitials, advertorials, text-links, pop-ups, targeted email solicitations and Web site sponsorships. Online direct marketing is more efficient than traditional direct marketing because it requires lower production costs, and provides easier and faster customer response features. In addition, online direct marketing allows marketers to develop one-to-one relationships with customers; collect instantaneous data and feedback on marketing campaigns; and enables highly customized marketing campaigns.

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

The Aptimus Solution

      Aptimus provides a single-source online solution for marketers to acquire new customers via online media. The Aptimus Network presents consumers with relevant offers geared to their immediate interests, allowing marketers to reach consumers with the right offers when they are most likely to respond. Our offer presentation serving technology platform enables us to promote offers contextually across the Internet. Our Aptimus TransAction Masterfile of over 25 million opt-in email names allows us to rapidly and aggressively promote successful offers to both broad and targeted audiences. Built on a patent-pending technology platform, which is flexible, scalable and proprietary, the Aptimus Network can support millions of users and hundreds of Marketers and Web site partners.

Contextual Marketing

      The Aptimus Network draws its strength from contextual marketing. Marketer offers are placed among partner Web sites and e-mail channels, complementing the content and as a result creating value for consumers and marketers alike. The result: the right offers presented at the right place and the right time.

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

Benefits to Marketers

      Aptimus benefits marketers by offering a powerful, cost effective way to acquire customers online. Aptimus provides marketers with a diverse tool kit designed to meet their objectives throughout the direct marketing process, from awareness to interest to trial to sale. Our services include all facets of the digital direct marketing process, from pre-campaign planning, to offer consultation, creative execution, lead generation, campaign measurement/reporting and campaign refinement. Marketers generally pay Aptimus based solely on the results we achieve for them. Marketers pay Aptimus for the number of leads and/or orders delivered. Since our lead generation services are billed on a results basis, marketers can test direct marketing services with little risk. Additionally, direct marketers control their campaigns by setting budget, duration and lead volume caps. Most importantly, because consumers select the offers they want to receive, direct marketers acquire higher quality leads.

Benefits to Web site partners

      Aptimus helps Web site partners by generating powerful new incremental revenue streams from their current efforts, often through marketing placements that are not otherwise monetized. Our base of clients and offers brings new revenue opportunities and our dynamic platform automatically optimizes those opportunities for maximum revenues. Compelling promotional offers also can help to engage Web site visitors. Aptimus works closely with partners to identify areas of their Web sites that have the most profit potential, and then dynamically serves targeted offers that match users' interests. Partners share in the cost-per-action results. Similarly, partners who have large opt-in email files can participate in the Aptimus TransAction Masterfile for additional revenues through the delivery of special offers via email to their customers.

Strategy

      Our objective is to be the dominant pay-for-performance online direct response network. We intend to achieve this objective by the following key strategies:

Expand Client Base

      Aptimus provides direct marketers with a cost-effective alternative to traditional direct marketing and, as a result the Company has a significant opportunity to increase the number of direct marketing clients we serve. In particular, we are seeing more national consumer brand companies seeking Internet-based direct marketing vehicles, and we plan to initiate new relationships and expand our existing relationships with these companies. We continue to focus our sales staff to drive this client growth. We plan to continue to expand and refine the services we offer to our clients, including enhanced marketing programs, new methods of presenting offers, expanded and customized data-gathering options and increased opportunities for following up on initial lead generation. In addition to enhancing our existing marketing programs, we will be developing new programs in an effort to meet the needs of new and different marketers. Finally, we also offer our services to advertising and direct marketing agencies as a solution for their client companies to access consumers on the Internet.

Grow Web site Distribution Partner Base

      We intend to continue to grow our Partner web site distribution network by focusing on the top 250 Web sites in audience size. Because our services are performance based, it is critical that we have high volumes of marketing impressions to create the maximum results. Thus, larger web sites, and especially those with high volumes of transactional activities such as registrations, joins, or purchases and/or large opt-in email files, are the most valuable distribution partners for our network.

Expand Offers

      The number and quality of offers available through our network are critical to our ability to increase revenues. We plan to expand the number and variety of offers in the Aptimus Network as rapidly as possible. We will drive this expansion through the focused efforts of our growing internal sales team, agent relationships, and advertising and direct marketing agency partnerships.

Increase Effective Revenues Per Impression

      Our dynamic offer serving technology platform automatically maximizes revenues on the fly through a patent-pending algorithmic approach. This proprietary technology "optimizes" offer presentation on a real time basis, assuring that the best performing offers in price and conversion (orders per impression) automatically receive more exposure while lower performing offers receive less exposure. Over time, as we continue to add new clients and offers, this system should automatically increase our revenues based on the impressions we receive for our offers. In addition, clients have a built-in incentive to improve their offers and the fees they pay to Aptimus per order, as the revenue results per impression for their offer will be a key factor in determining the volumes of orders they receive.

Continue to Develop and Use Technology to Enhance Direct Marketing Capabilities

      The Aptimus Network will continue to evolve in order to address the evolving needs of direct marketers, web publishers and customers with a sophisticated technology offering. The network resides on a proprietary platform that is flexible, reliable and scalable. It can support millions of users and hundreds of marketers and partners. We continually update our technology in order to provide our marketer clients and partners with the most effective offer presentations and reporting mechanisms.

Client Services

      We offer marketers and Web site publishers a full suite of products and services designed to meet their objectives throughout the entire marketing process. We provide the infrastructure that makes direct marketing work in the digital world. Combining media and technology expertise, our products and services enable direct marketers to deliver the right offers to the right prospects, at the right time, while helping Web publishers maximize their revenue and build their business online.

      Our primary business is generating customer leads for our marketer clients through free, trial and promotional offers. We promote these offers across our network of partner Web sites and through email campaigns delivered to company-owned and managed opt-in email lists. Consumers place orders for the offers that interest them through us. We then deliver the order information to our clients, who are each responsible for fulfilling these orders. Information sent to our clients includes information required for order fulfillment as well as additional information requested by the marketer. Marketers pay Aptimus for each customer order, or lead, we generate.

Sales and Marketing

Client Base Development

      We sell our solutions to direct marketer clients primarily through a sales and marketing organization comprised of Aptimus employed sales staff and independent contractors. Our salespeople are located in San Francisco, Seattle, and New York. As part of our strategy to increase our client base, we will expand our sales force and client account management teams on an as needed basis. We conduct comprehensive marketing programs promoting Aptimus and our services to support our direct sales efforts. These programs include public relations and advertising campaigns, tradeshow exhibits, and other programs designed to generate awareness and sales leads from major consumer direct marketers. Our marketing efforts also include ongoing customer and prospect communications programs.

Partner Base Development

      Aptimus has a dedicated business development team who target and offer high-quality Web publishers the opportunity to participate in the Aptimus Network. Aptimus account managers work closely with our partner Web sites to determine the most advantageous offer placements and presentation formats, often monetizing previously untapped content. We continually and dynamically analyze consumer response to offers placed on distribution partner Web sites in order to optimize results. We also experiment with multiple overall presentation formats and placements to maximize revenues for our distribution partners.

Operations and Technology

      We have implemented a broad array of offer presentation, dynamic optimization, customer service, transaction processing and reporting systems using both proprietary and licensed technologies. The Aptimus Network resides on a proprietary platform that is flexible, reliable and scalable. It can support millions of users and large numbers of marketers and partners. Aptimus' proprietary network has been developed using both data and process engineering approaches to ensure a comprehensive and reliable architecture. Aptimus recently filed a provisional patent application, with the US Patent and Trademark Office, that covers our proprietary offer rotation engine as a whole as well as its various unique component parts. The Aptimus Network technology has been created with four foundation goals in mind:

            Flexibility: The network is built entirely in Java, HTML, and XML, and is intended to run across all platforms and networks.

            Compatibility: To support the network, we have designed our remote registration drivers to scale easily across partner Web sites with a minimum of technical integration required.

            Reliability: We have conducted hundreds of thousands of transactions across our growing network of partner sites with a negligible failure rate. All our data transfers are conducted according to industry-standard security protocols, including Secure Sockets Layer (SSL).

            Scalability: All of our technologies are designed for rapid, complete deployment across a large number of distribution partners. We leverage existing registration implementations at our partner sites to speed up the integration process.

      The Aptimus Network technology has been designed to evolve with the business and the Internet marketplace.

Competition

      We face competition from other online advertising and direct marketing companies like DoubleClick, Engage, Avenue A, and L90. For the most part these competitors continue to sell advertising based on a cost-per-thousand model vs. our pay-for-performance approach which we feel is superior, especially for direct marketers. In some cases, these companies are also customers and distribution partners of Aptimus.

      Aptimus also competes for Internet advertising revenues with large Web publishers and Web portals, such as AOL Time Warner, MSN and Yahoo!. These companies also have the potential to become major distribution partners for Aptimus.

      We also compete with a number of small, privately funded direct competitors who are attempting to build pay-for-performance direct marketing networks, including companies such as Get Relevant. We believe our public status, strong asset foundation, broad direct marketing industry recognition, and stronger technology foundation position us to far exceed these companies in scale over time.

Seasonality

Aptimus is subject to seasonal fluctuations. Direct Marketers generally increase their customer acquisition efforts in the late third quarter and early fourth quarter more than at any other time of the year. Further, in the United States Internet user traffic typically drops during the summer months. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns.

Intellectual Property

      We regard our copyrights, service marks, trademarks, pending patents, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, patent and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, partners and others to protect our intellectual property rights. We have registrations or pending registrations of the trademark "Aptimus" and "The Aptimus Network" in the United States, Australia, Canada, China, the European Union, and New Zealand. We also have a pending provisional patent application in the United States that covers our proprietary offer rotation engine as a whole as well as its various unique component parts.

      We have registered a number of domain names, including aptimus.com among others. Internet regulatory bodies regulate domain names. The regulation of domain names in the United States and in foreign countries is subject to change in the future. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe on or otherwise decrease the value of our trademarks and other proprietary rights.

      Aptimus may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any such license on commercially reasonable terms, if at all, or guarantee that rights granted by any licenses will be valid and enforceable.

Financial Information About Geographic Areas

      For each of the Company's past three fiscal years, virtually all sales have been attributed to North America and all long-lived assets of the Company have been located in the United States.

Employees

      As of February 28, 2002, Aptimus had a total of 28 employees. The current employee mix includes 14 in sales and marketing, 7 in technology and development, and 7 in finance and administration. Unions represent none of our employees. We consider relations with our employees to be good.

                          RISKS RELATED TO OUR BUSINESS

We have a limited operating history, which makes it difficult to predict our future performance.

      Our limited operating history makes predicting our future performance difficult and does not provide investors with a meaningful basis for evaluating an investment in our common stock. From our inception in June 1994 through June 1997, we existed as a division of Online Interactive, Inc. We began operations as an independent company in June 1997. In the first half of 1998, we began offering advertising opportunities on our Web sites and in our email newsletters, in addition to our primary business of lead generation. As a result, our performance from the end of the first quarter of 1998 through January 2001 was not comparable to prior periods. In February 2001, we repositioned the company as a direct marketing infrastructure provider, focusing all our resources on building our direct marketing network. As a result, our performance will not be comparable to prior periods. Moreover, the current economic downturn in the Internet business, specifically, and the overall economy, generally, has caused many online and traditional advertisers to drastically cut back or eliminate their advertising and marketing budgets and, in some cases, cease business operations altogether. Further erosion of this revenue source may adversely affect our operating results.

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

      We face risks frequently encountered by early-stage companies in new and rapidly evolving markets, including the market for online direct marketing. We may not succeed in addressing these risks, and our business strategy may not be successful. These risks include uncertainties about our ability to:

      o attract a larger number of consumers to our direct marketing network;

      o contract with new marketing clients and add new and compelling content to our offer network;

      o contract with new online distribution partners with access to large volumes of online users;

      o contract with third-party providers of systems upon which our services may depend;

      o collect receivables for services performed from existing marketing clients;

      o     manage our evolving operations;

      o     adapt to potential decreases in online advertising rates;

      o     successfully introduce new products and services;

      o continue to develop and upgrade our technology and to minimize technical difficulties and system downtime;

      o create and maintain the loyalty of our customers, partners and clients;

      o maintain our current, and develop new, strategic relationships and alliances; and

      o     attract, retain and motivate qualified personnel.

We have a history of losses, expect future losses and may never achieve profitability.

      We have not achieved profitability and are likely to continue to incur substantial losses through 2002. We incurred net losses of $10.9 million, or nearly 1.3 times the amount of our net revenues, for the year ended December 31, 1999, $21.1 million, or 1.2 times the amount of net revenues for the year ended December 31, 2000, and $17.9 million, or more than 9.5 times the amount of our net revenues, for the year ended December 31, 2001. As of December 31, 2001, our accumulated deficit was $56.1 million. We have replaced an earlier strategy of increased expenditures to accelerate growth with our current strategy of maintaining operating expenses and capital expenditures to levels commensurate with actual growth. In February 2001 the decision was made to discontinue activities related to our consumer-direct Web sites. Although this decision has resulted in a decrease in continuing operating expenses after the first quarter of 2001, we still must significantly increase net revenues to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our net revenues will grow more slowly than we anticipate or that operating expenses will exceed our expectations. Our accountants have noted that these conditions raise substantial doubt about our ability to continue as a going concern, as emphasized in their report included in this annual report.

Our quarterly operating results are uncertain and may fluctuate significantly, which could negatively affect the value of our share price.

      Our operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate. For example, during the year ended December 31, 2001, the percentage of annual net revenues attributable to the first, second, third and fourth quarters were 49.4%, 20.4%, 10.0% and 20.2%, respectively. Our operating results for a particular quarter or year may fall below the expectations of securities analysts and investors. With the significant shift in the business to an online direct marketing infrastructure provider, operating results in the near term may fall below earlier established expectations of securities analysts and investors. These lower operating results may cause a decrease in our stock price.

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

If we cannot maintain our licenses with data owners, our business will suffer.

      We distribute promotional offers by means of email to lists of names owned by the company or managed by the company under license from third-party list owners. Growth in this segment of our business accounts for an increasing portion of our revenues. We face competition from other providers of list management services. If we are unsuccessful in maintaining our current license agreements with data list owners, our email-based order volumes will likely decrease. As a consequence, our ability to generate revenues from the email segment of our business will be adversely affected.

The majority of our contracts have month-to-month terms, and the loss of a significant number of these contracts in a short period of time could harm our business.

      During the year ended December 31, 2001, nearly 100% of our contracts had month-to-month terms with automatic renewal unless terminated by either party with 30 days' notice. The loss of a significant number of these contracts in any one period could result in a reduction in the size of our offer network, cause an immediate and significant decline in our net revenues and cause our business to suffer.

The loss of the services of any of our executive officers or key personnel would likely cause our business to suffer.

      Our future success depends to a significant extent on the efforts and abilities of our senior management, particularly Timothy C. Choate, our Chairman, President and Chief Executive Officer, Scott Rozic, our Executive Vice President of Sales and Marketing, and other key employees, including our technical and sales personnel. The loss of the services of any of these individuals could harm our business. We may be unable to attract, motivate and retain other key employees in the future. Competition for employees in our industry has experienced a reduction in intensity. However, in the past we have experienced difficulty in hiring qualified personnel.

We do not have employment agreements with any of our key personnel, nor do we have key-person insurance for any of our employees.

Any future acquisitions present many risks and uncertainties generally associated with acquisitions, including, without limitation:

      o difficulties integrating operations, personnel, technologies, products and information systems of acquired businesses;

      o     potential loss of key employees of acquired businesses;

      o adverse effects on our results of operations from acquisition-related charges and amortization of goodwill and purchased technology;

      o     increased fixed costs, which could delay profitability;

      o inability to maintain the key business relationships and the reputations of acquired businesses;

      o potential dilution to current shareholders from the issuance of additional equity securities;

      o inability to maintain our standards, controls, procedures and policies;

      o     responsibility for liabilities of companies we acquire; and

      o     diversion of management's attention from other business concerns.

The aggregate value of our public float, or the shares of our common stock held by non-insiders, has recently not been in compliance with NASDAQ's criteria for continued listing on the NASDAQ National Market, and may be transferred to the NASDAQ SmallCap Market or delisted if we are unable to comply.

      Our common stock is quoted on the NASDAQ National Market. There are a number of continuing requirements that must be met in order for the common stock to remain eligible for quotation on the NASDAQ National Market or the NASDAQ SmallCap Market. The failure to meet the maintenance criteria in the future could result in the delisting of our common stock from NASDAQ. If our common stock were to be delisted, trading, if any, in the common stock may then continue to be conducted on the OTCBB. As a result, an investor may find it more difficult to sell the common stock or to obtain accurate quotations as to the market value of the common stock. By letter dated February 15, 2002, we were advised by NASDAQ that we were then out of compliance with the NASDAQ rule that requires companies listed on the exchange to maintain a minimum aggregate value for its public float shares of $5.0 million. We cannot assume that we will regain compliance with NASDAQ listing requirements within the prescribed timeframes, or at all.

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

      A decline in the financial condition of clients owing significant amounts to us could cause us to write off the amounts owed by these entities as bad debt, which could have a material adverse effect on our financial results.

An increase in the number of orders on our network may strain our systems or those of our third-party service providers, and we are vulnerable to system malfunctions.

      Any serious or repeated problems with the performance of our network could lead to the dissatisfaction of consumers, our marketer clients or our distribution partners. The order volume on our network is expected to increase over time as we seek to expand our client, consumer and distribution partner base. The proprietary and third-party systems that support our network must be able to accommodate an increased volume of traffic. Although we believe our systems and those of our third-party hosting service providers can currently accommodate well in excess of current order volumes, our network has, in the past, experienced slow response times and other systems problems for a variety of reasons, including failure of our third party Internet service providers, hardware failures and failure of software applications. In these instances, our network was typically unavailable or slow for approximately one and one-half to two hours. Although these failures did not have a material adverse effect on our business, we may experience similar problems in the future that could have a material adverse effect on our business.

We face intense competition from marketing-focused companies for marketer clients and may be unable to compete successfully.

      We may be unable to compete successfully with current or future competitors. We face intense competition from online advertising and direct marketing companies like DoubleClick, Engage, Avenue A and L90. Competition with smaller privately funded direct competitors such as Get Relevant also continues to be a factor. We expect competition from online competitors to remain intense because there are no substantial barriers to entry in our industry. Increased competition could result in price reductions for online advertising space and marketing services, reduced gross margins and loss of market share.

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

      Our marketer clients, data licensors and/or distribution partners may offer the same free, trial or promotional products or services on their own Web sites or email programs that we offer via our offer distribution network and email programs. Our customers may choose to request products or services directly from our marketer clients, data licensors and/or distribution partners instead of requesting the product or service through us, which would result in lower net revenues to the Company from lead generation and cause our business to suffer.

If third-party Internet service providers place limitations or restrictions on commercial email addressed to their subscribers, our business could suffer.

      Our email program distributes commercial email to company-owned and licensed lists of individual Internet users, some of whom are subscribers of third-party Internet service providers or ISP's such as AOL and MSN. These ISP's have the ability to limit, restrict or otherwise filter the emails delivered to their subscribers. Efforts by such ISP's to limit or restrict third-party commercial emails such as ours, if successful, could result in lower net revenues to the Company from lead generation and cause our business to suffer.

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

      Our success largely depends on our trademarks, including "Aptimus", and internally developed technologies, including our patent pending opt-in serving platform, which includes offer rotation and implementation, order collection, order processing and lead delivery, that we seek to protect through a combination of patent, trademark, copyright and trade secret laws. Protection of our proprietary technology and trademarks is crucial as we attempt to build our proprietary advantage, brand name and reputation. Despite actions we take to protect our intellectual property rights, it may be possible for third parties to copy or otherwise obtain and use our intellectual property without authorization or to develop similar technology independently. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Although we are not currently engaged in any lawsuits for the purpose of defending our intellectual property rights, we may need to engage in such litigation in the future. Moreover, we may be unable to maintain the value of our intellectual property rights in the future.

We could become involved in costly and time-consuming disputes regarding the validity and enforceability of recently issued or pending patents.

      The Internet, including the market for e-commerce and online advertising, direct marketing and promotion, is characterized by a rapidly evolving legal landscape. A variety of patents relating to the market have been recently issued. Other patent applications may be pending. We have a pending provisional patent application, which we intend to further develop and prosecute. It is possible that significant activity in this area may continue and that litigation may arise due to the patent holder's and/or our efforts to enforce applicable patent rights.

      We may incur substantial expense and management attention may be diverted if litigation occurs. Moreover, whether or not claims against us have merit, we may be required to enter into license agreements or be subject to injunctive or other equitable relief, either of which would result in unexpected expenses or management distraction.

We may face litigation and liability for information displayed on our network or delivered in an email.

      We may be subjected to claims for defamation, negligence, copyright or trademark infringement and various other claims relating to the nature and content of materials we publish on our offer distribution network or distribute by email. These types of claims have been brought, sometimes successfully, against online services in the past. We could also face claims based on the content that is accessible from our network through links to other Web sites. In addition, we may be subject to litigation based on laws and regulations concerning commercial email. Any litigation arising from these claims would likely result in substantial costs and diversion of resources and management attention, and an unsuccessful defense to one or more such claims could result in material damages and/or injunctive or other equitable relief. We have no insurance coverage for these types of claims. Moreover, any claim that successfully limited or entirely prevented our current commercial email activities would result in lower net revenues to the Company and cause a material adverse effect on our business.

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

      Our business does not currently generate the cash necessary to fund our operations. Should it become necessary, we may be unable to obtain additional financing in the future. We currently anticipate that our available cash resources will be sufficient to meet our currently anticipated capital expenditures and working capital requirements for at least the next six to nine months. Thereafter, we may need to raise additional funds to continue operation, develop or enhance our services or products, fund expansion, respond to competitive pressures or acquire businesses or technologies. Unanticipated expenses, poor financial results or unanticipated opportunities that require financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

                          RISKS RELATED TO OUR INDUSTRY

If the acceptance of online advertising and online direct marketing does not increase, our business will suffer.

      The demand for online marketing may not develop to a level sufficient to support our continued operations or may develop more slowly than we expect. We expect to derive almost all of our revenues from contracts with marketer clients under which we provide online marketing services through our offer distribution network and our commercial email programs. The Internet has not existed long enough as a marketing medium to demonstrate its effectiveness relative to traditional marketing methods. Marketers that have historically relied on traditional marketing methods may be reluctant or slow to adopt online marketing. Many marketers have limited or no experience using the Internet as a marketing medium. In addition, marketers that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate these resources to online marketing. Those companies that have invested a significant portion of their marketing budgets in online marketing may decide after a time to return to more traditional methods if they find that online marketing is a less effective method of promoting their products and services than traditional marketing methods. Moreover, the Internet-based companies that have adopted online marketing methods may themselves develop more slowly than anticipated or not at all. This, in turn, may result in slower growth in demand for the online direct marketing services of the type provided by the company.

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

      Laws and regulations that apply to Internet communications, commerce, commercial email and advertising are becoming more prevalent. The adoption of such laws could create uncertainty in use of the Internet and reduce the demand for our services, or impair our ability to provide our services to clients. Recently, Congress enacted legislation regarding children's privacy on the Internet. Additional laws and regulations may be proposed or adopted with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, delivery of commercial email, intellectual property rights and information security. The passage of legislation regarding user privacy or direct marketing on the Internet may reduce demand for our services or limit our ability to provide customer information to marketers. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. For example, the European Union has adopted a directive addressing data privacy that may result in limits on the collection and use of consumer information. The adoption of consumer protection laws that apply to online marketing could create uncertainty in Internet usage and reduce the demand for our services, or impair our ability to provide those services to clients.

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

      Our services are available on the Internet in many states and foreign countries, and these states or foreign countries may claim that we are required to qualify to do business in their jurisdictions. Currently, we are qualified to do business only in Washington and California. Our failure to qualify in other jurisdictions if we were required to do so could subject us to taxes and penalties and could restrict our ability to enforce contracts in those jurisdictions.

Item 2: Properties

      The company currently occupies 22,853 square feet in a leased facility in Seattle, Washington and 7,188 square feet in a leased facility in San Francisco, California. The current lease in Seattle expires in May 2004, and the current lease in San Francisco expires in July 2003. The leased facilities are adequate for the company's needs.

Item 3: Legal Proceedings

      We are not engaged in any material litigation at this time.

Item 4: Submission of Matters to a Vote of Security Holders

      At the Company's 2001 Annual Meeting of Shareholders held on June 12, 2001, Timothy C. Choate, John P. Ballantine, John B. Balousek, William J. Lansing and William H. Fritsch were each elected as a director of the Company, to serve until the next Annual Meeting of Shareholders and until his successor is elected and qualified. In addition, our shareholders approved the adoption of the Aptimus, Inc. 2001 Stock Plan, with 9,804,145 shares of common stock voting in favor thereof, 736,559 shares voting against such adoption, 6,359 shares abstaining thereto, and 3,504,290 shares cast as broker non-votes.

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

                                                       High     Low
                                                     -------  -------
          Year Ended December 31, 2000
            First quarter.........................   $ 43.00  $ 17.75
            Second quarter........................   $ 16.56  $  4.94
            Third quarter.........................   $  6.63  $  2.81
            Fourth quarter........................   $  3.44  $  0.75
          Year Ended December 31, 2001
            First quarter.........................   $  1.25  $  0.38
            Second quarter........................   $  0.41  $  0.27
            Third quarter.........................   $  0.47  $  0.16
            Fourth quarter........................   $  1.05  $  0.44

      As of February 28, 2002, there were 107 holders of record of the Common Stock and 3,988,466 shares of the Common Stock outstanding.

      The Company has never paid cash dividends on the Common Stock and does not intend to pay cash dividends on the Common Stock in the foreseeable future. The Company's board of directors intends to retain any earnings to provide funds for the operation and expansion of the Company's business.

Recent Sales of Unregistered Securities

      In November 2001, an aggregate of 635,000 shares of common stock were issued to seven persons pursuant to restricted stock grants. The sales and issuance of these securities were exempt from Securities Act registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act, on the basis that the grants were to directors and officers of the Company and did not involve a public offering.

      In November 2001 the Company also released 89,196 shares of common stock from escrow in connection with its December 2000 acquisition of XMarkstheSpot, Inc. The sales and issuance of these securities were exempt from Securities Act registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act, on the basis that the shares were issued to accredited investors and did not involve a public offering.

Issuer Tender Offer

      In November, 2001, the Company completed its cash tender offer to purchase up to 10,750,000 shares of its common stock at $0.48 per share. A total of 9,230,228 shares of common stock (approximately 69.87% of the outstanding shares as of November 15, 2001) were validly tendered pursuant to the offer and accepted for payment by the Company. Following the purchase of the tendered shares, approximately 3.98 million shares of the Company's common stock were issued and outstanding. Of the Company's affiliates prior to the completion of the tender offer, only Tim Choate continued to own more than 5% of the outstanding common stock after the completion of the tender offer.

Establishment of Rights Plan

      On March 12, 2002 the Company's board of directors declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend is payable to the stockholders of record on March 29, 2002, and with respect to Common Shares issued thereafter until the distribution date and, in certain circumstances, with respect to Common Shares issued after the distribution date. Each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred Stock, no par value per share, of the Company at a price of $15.00 per one one-thousandth of a share of Series C Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Mellon Investor Services LLC, as Rights Agent (the "Rights Agent"), dated as of March 12, 2002, and filed with the SEC as an exhibit to the Company's Form 8-K dated March 18, 2002. A more detailed description of the Rights is contained in the Form 8-K dated March 18, 2002.

Item 6: Selected Financial Data

                             SELECTED FINANCIAL DATA

                      (in thousands, except per share data)

      The following selected financial data are qualified in their entirety by reference to, and you should read them in conjunction with, Aptimus' financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report. The selected financial data for the year ended June 30, 1997 reflects the net revenues, expenses and changes in division equity and cash flows of the FreeShop Division of Online Interactive, Inc. Certain general and administrative costs incurred by Online have been allocated to the Company on a basis which management believes represents a reasonable allocation of such costs to present FreeShop as a stand-alone company. These allocations consist primarily of corporate expenses such as executive and other compensation, depreciation, rent and legal expenses. The corporate expenses have been allocated based on an estimate of Online personnel time dedicated to the operations and management of FreeShop for the nine months ended March 31, 1997. For the three-month period ended June 30, 1997, these corporate expenses were generally allocated on a specific identification basis rather than on the basis of personnel time.

                                           FreeShop
                                           Division                                    Aptimus, Inc.
                                           of Online      ----------------------------------------------------------------------
                                       Interactive, Inc    Six Months
                                          Fiscal Year        Ended                        Year ended December 31,
                                        Ended June 30,    December 31,     -----------------------------------------------------
                                             1997             1997           1998           1999           2000           2001
                                       ----------------   ------------     --------       --------       --------       --------
Statement of Operations Data:
Revenues .............................     $  1,198         $    535       $  1,251       $  8,506       $ 16,873       $  1,874
  Operating expenses:
  Sales and marketing ................        1,810            1,175          3,088         15,042         29,571          6,185
  Connectivity and network Costs .....          310              128            181            616          2,047          2,101
  Research and development ...........          135              182            387            901          2,439          1,632
  General and administrative .........          353               83            417          1,343          3,055          2,423
  Depreciation and Amortization ......           34               47            140          1,156          2,419          2,268
  Equity-based compensation ..........           --               63            174          1,117            774            371
  Restructuring costs ................           --               --             --             --             --          4,998
                                           --------         --------       --------       --------       --------       --------
          Total operating Expenses ...        2,642            1,678          4,387         20,175         40,305         19,978
                                           --------         --------       --------       --------       --------       --------
Operating loss .......................       (1,444)          (1,143)        (3,136)       (11,669)       (23,432)       (18,104)
Interest expense .....................           --                6             66             40            114            155
Other income, net ....................           --               --             (3)          (818)        (2,442)          (381)
                                           --------         --------       --------       --------       --------       --------
Net loss .............................     $ (1,444)        $ (1,149)      $ (3,199)      $(10,891)      $(21,104)      $(17,878)
                                           ========         ========       ========       ========       ========       ========
Basic and diluted net loss per
  Share ..............................     $  (0.31)        $  (0.22)      $  (0.51)      $  (1.08)      $  (1.36)      $  (1.44)
                                           ========         ========       ========       ========       ========       ========
Shares used to compute basic and
  Diluted per share amounts ..........        4,601            5,189          6,224         10,043         15,567         12,400
                                           ========         ========       ========       ========       ========       ========

                                                As of June 30,                              As of December 31,
                                           -------------------------       -----------------------------------------------------
                                             1997             1997           1998           1999           2000           2001
                                           --------         --------       --------       --------       --------       --------
  Balance Sheet Data:
    Cash and cash equivalents ........           --               26          2,892         33,795         12,854          3,651
    Working capital (deficiency) .....          322             (158)         2,014         46,736         23,032          4,387
    Total assets .....................     $    536         $    645       $  3,687       $ 55,816       $ 35,532       $  7,510
    Long-term obligations, less
       current Portion ...............            5              160            195             40            944             68
    Total shareholders' equity .......          432               82          2,243         50,911         29,868          6,644

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We began our direct marketing business in 1994 as the FreeShop division of Online Interactive, Inc. In addition to operating the FreeShop division, Online Interactive was also engaged in the business of selling software over the Internet. In July 1997, Online Interactive transferred the FreeShop division to FreeShop International, Inc., a newly formed, wholly owned subsidiary, and spun off FreeShop International through a distribution to its shareholders. On February 19, 1999, FreeShop International changed its name to FreeShop.com, Inc. On October 16, 2000 FreeShop.com, Inc. changed its name to Aptimus, Inc.

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

      During 2001, we derived our revenues primarily from lead generation contracts related to the Aptimus network of sites and opt-in email lists. We receive lead generation revenues when we deliver customer information to a marketer in connection with an offer in our network or opt-in email lists. We received advertising revenues from sales of banner advertising, site sponsorships and newsletter sponsorships. We also derived a small portion of our lead generation revenues from the rental of customer names and street addresses to third parties. Lead generation pricing is based on cost per lead and varies depending on the type of offer. Generally, pricing of advertising is based on cost per impression or cost per click through. In the second half of 2000, we saw a shift away from these traditional advertising models towards a cost per action model where advertisers pay based on actual orders or registrations received. The services we deliver are primarily sold under short-term agreements that are subject to cancellation. We recognize revenues in the period in which we deliver the service, provided we have no further performance obligation.

      On February 20, 2001, we announced our intention to reposition the Company as a direct marketing infrastructure provider, focusing all of our resources on building a direct marketing network. As part of this repositioning all activities related to our consumer-direct Web sites, including FreeShop.com, Desteo.com, and CatalogSite.com were discontinued. As a result of these activities, we reduced staffing levels by 161 employees during the first quarter of 2001. In June of 2001 the decision was made to modify the restructuring plan by disposing of the technology acquired in the XMTS acquisition, to reduce staffing by an additional 26 employees and to dispose of additional equipment and software no longer being used in operations.

      The restructuring costs for the year ended December 31, 2001 of $4,998,000 were recognized in accordance with the guidance of Emerging Issues Task Force 94-3. The restructuring resulted in the following charges during 2001:

                                          First        Second        Third      Fourth
          Types of Costs                 Quarter       Quarter      Quarter     Quarter       Total
-----------------------------------    ----------    ----------    --------    --------    ----------
Employee severance ................    $1,462,000    $  503,000    $     --    $     --    $1,965,000
Capitalized software costs ........       364,000             0                               364,000
Disposal of fixed assets, Net .....         4,000       534,000                               538,000
Impairment of intangible assets ...       976,000     1,155,000                             2,131,000
                                       ----------    ----------    --------    --------    ----------
   Total ..........................    $2,806,000    $2,192,000    $     --    $     --    $4,998,000
                                       ----------    ----------    --------    --------    ----------
Balance of severance accrual at
   end of period ..................    $  511,000    $  204,000    $ 57,000    $ 15,000    $   15,000
                                       ==========    ==========    ========    ========    ==========

      In addition to severance costs, the repositioning resulted in the disposal and abandonment of capitalized software and fixed assets. In conjunction with the disposal of these assets, the Company received approximately $51,000 of proceeds, which is included in the restructuring costs. Additionally, during 2001 we recorded a restructuring charge related to the impairment of intangible assets related to the repositioning activities. Intangible assets related to the acquisitions of Commonsite LLC and Travel Companions International, Inc. were impaired in the first quarter of 2001 as they related to our consumer direct Web site business for which a plan of exit was implemented in the first quarter of 2001. Intangible assets related to the business acquisition of XMarkstheSpot, Inc. were impaired in the second quarter of 2001 as the majority of the acquired workforce was terminated and the acquired technology was replaced. As of December 31, 2001 no assets that were to be disposed of as part of the restructuring plan remained on the balance sheet and we do not anticipate any additional costs to be recorded as a result of our restructuring plan.

      On a quarterly basis revenues declined from the third quarter of 2000 though the third quarter of 2001. This trend was reversed in the fourth quarter of 2001 when revenues doubled compared to the third quarter of 2001. The decline in quarterly revenues from their high of almost $5.9 million in the second quarter of 2000 was primarily a result of the collapse in the Internet advertising industry. Additionally during the first nine months of 2001 the focus of management was on exiting from out traditional Web site business, reducing costs, and improving out network technology platform. The fourth quarter results demonstrate the success of our efforts to refocus and regrow our business.

      During the year ended December 31, 2001 we repurchased approximately 12,162,000 shares of our common stock. The majority of these shares were purchased through an issuer tender offer completed in November 2001, in which approximately 9,230,000 shares were acquired. In April 2001 2,720,000 shares were redeemed from Fingerhut companies, Inc. and an additional 212,000 shares were purchased throughout the year under a share repurchase program initiated in August 2000. All shares of our common stock acquired by the Company in 2001 have been cancelled.

      On March 12, 2002 the Company's board of directors declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend is payable to the stockholders of record on March 29, 2002, and with respect to Common Shares issued thereafter until the distribution date and, in certain circumstances, with respect to Common Shares issued after the distribution date. Except as set forth below, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred Stock, no par value per share, of the Company at a price of $15.00 per one one-thousandth of a share of Series C Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Mellon Investor Services LLC, as Rights Agent (the "Rights Agent"), dated as of March 12, 2002, and filed with the SEC as an exhibit to the Company's Form 8-K dated March 18, 2002. A more detailed description of the Rights is contained in the Form 8-K dated March 18, 2002.

      For the years ended December 31, 1999, 2000, and 2001 our ten largest clients accounted for 30.8%, 28.0% and 40.2% of our net revenues, respectively. No single client accounted for more than 10% of net revenues in the years ended December 31, 1999 and 2000. One customer accounted for 10.3% of revenues during the year ended December 31, 2001. Under this contract services were provided in the previous year. However, due to collectibility concerns, we did not recognize these revenues until the collection process was complete. We believe collection and recognition of the remaining revenues under this contract will occur in the first quarter of 2002.

      Our business has been operating at a loss and generating negative cash flows from operations since inception. As of December 31, 2001, we had an accumulated deficit of approximately $56.1 million. Even with the reduction in continuing operating expenses and growth in revenues, we anticipate our losses and negative cash flows are likely to continue during the fiscal year ending December 31, 2002.

Results of Operations

      The following table sets forth statement of operations data for the periods indicated as a percentage of net revenues:

                                                  Year Ended December 31,
                                              -------------------------------
                                                1999        2000        2001
                                              -------     -------     -------
      Net revenues ........................     100.0%      100.0%      100.0%
      Operating expenses:
        Sales and marketing ...............     176.8       175.3       330.0
        Connectivity and network costs ....       7.2        12.1       112.1
        Research and development ..........      10.6        14.5        87.1
        General and administrative ........      15.8        18.1       129.3
        Depreciation and amortization .....      13.6        14.3       121.0
        Equity-based compensation .........      13.1         4.6        19.8
        Restructuring costs ...............                             266.7
                                              -------     -------     -------
                Total operating expenses ..     237.2       238.9     1,066.1
                                              -------     -------     -------
      Operating loss ......................    (137.2)     (138.9)     (966.1)
      Interest expense ....................       0.5         0.7         8.3
      Other income, net ...................      (9.6)      (14.5)      (20.3)
                                              -------     -------     -------
      Net loss ............................    (128.0)%    (125.1)%    (954.0)%
                                              =======     =======     =======

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Net revenues. We derive our revenues primarily from lead generation contracts. Leads are obtained both from a network of partner sites and management of internal and external opt-in email lists. Our net revenues decreased by $15.0 million, or 89%, to $1.9 million in the year ended December 31, 2001 from $16.9 million in the year ended December 31, 2000. This decline in revenue resulted primarily from a general decline in the Internet advertising industry and the shift in focus to a network lead generation model from a consumer direct business model, including discontinuation of our consumer-direct Web sites.

      Connectivity and network costs. Connectivity and network costs consist of expenses associated with the fees, maintenance and usage of our network as well as email delivery costs. Such costs include network partner fees, email delivery costs, Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs. Connectivity and network costs increased by $54,000, or 3%, to $2.1 million in 2001 from $2.0 million in 2000. This increase resulted from costs incurred to simultaneously support both the network and consumer direct business models during the first two quarters of 2001. Connectivity and network costs are likely to increase in 2002 as the network partner fees increase with a corresponding increase in revenues. Since not all of the connectivity and network costs vary with revenue the significant decrease in revenue for the year 2001 has resulted in Internet and network connectivity expense increasing as a percentage of revenue.

      Sales and marketing. In the second half of 2001 sales and marketing expenses consisted primarily of marketing and operational personnel costs, bad debts, and outside sales costs. In the first half of 2001 and all of 2000, sales and marketing expenses were primarily comprised of marketing and operational personnel costs related to developing our brand and generating visits to our Web sites, as well as personnel and other costs. Sales and marketing expenses decreased by $23.4 million, or 79%, to $6.2 million in 2001 from $29.6 million in 2000. The decrease in sales and marketing expenses is primarily a result of $13.7 million reduction in advertising spending, $5.5 million in reduced payroll costs, settlement of liabilities for $358,000 less than previously recorded and recovery of $304,000 of amounts that had been reserved for as bad debts. As a result of the decrease in revenue, sales and marketing expense has increased as a percentage of revenue even though the total sales and marketing expense has decreased.

      Research and development. Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems. Research and development expenses decreased by $800,000, or 33%, to $1.6 million in 2001 from $2.4 million in 2000. Reductions in staff resulting from the restructuring and cost cutting efforts have reduced labor expenses by approximately $970,000 compared to the prior year. The reductions were partially offset by increased consulting costs during the first quarter of 2001. These consulting costs were incurred to integrate and improve the network technology platform during the first three months of 2001. As a result of the decrease in revenue, research and development expense has increased as a percentage of revenue even though the total research and development expense has decreased.

      General and administrative. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and professional service fees. General and administrative expenses decreased by $632,000, or 21%, to $2.4 million in 2001 from $3.1 million in 2000. The decrease in general and administrative expenses is in equal measure a result of decreases in labor costs and a decrease in revenue based business taxes. As a result of the decrease in revenue, general and administrative expense has increased as a percentage of revenue even though the total general and administrative expense has decreased.

      Depreciation and amortization. Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements, acquired technology, work force in-place and goodwill from acquisitions. Depreciation and amortization expenses decreased by $151,000, or 6%, to $2.3 million in 2001 from $2.4 million in 2000. The decrease in depreciation and amortization is a result of a $447,000 increase in depreciation expense and a $598,000 decrease in amortization expense. The net increase in depreciation is a result of a $545,000 increase related to fixed assets acquired in the year ended December 31, 2000, a $41,000 increase related to fixed assets acquired in the year ended December 31, 2001, and a $139,000 decrease related to disposals of fixed asset during 2001. The net decrease in amortization is primarily a result of the write-off of intangible assets related to the restructuring in the first and second quarter of 2001. This decrease was offset by a $337,000 increase as a result of acquiring XMarkstheSpot, Inc. in December 2000. As a result of the decrease in revenue, depreciation and amortization expense has increased as a percentage of revenue.

      Equity-based compensation. Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options and stock grants granted to employees and directors at prices below the fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the options granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses decreased by $403,000, or 52%, to $371,000 in 2001 from $774,000 in 2000. The decrease in equity-based compensation is primarily a result of options forfeited by terminated employees. This decrease was offset by the recognition of $305,000 in equity-based compensation for restricted stock grants issued in September 2001.

      Restructuring costs. Restructuring costs consist of costs associated with repositioning the Company as a direct marketing infrastructure provider and the discontinuance of our consumer-direct Web sites. The restructuring category is new for 2001, as this is the first time we have undertaken a restructuring. The total costs of $4,998,000 are composed of $1,965,000 of severance costs, $902,000 of losses related to abandonment and disposal of capitalized software and fixed assets and $2,131,000 of losses related to impairment of intangible assets resulting from the repositioning activities. We do not expect to incur additional restructuring costs in the near term.

      Interest expense. Interest expense results from capital equipment leases and notes payable to Imperial Bank, Fingerhut Companies and AFCO. Interest expense totaled $155,000 and $114,000 in the year ended December 31, 2001, and 2000, respectively. Interest expense increased due (1) the $838,000 note payable to Fingerhut Companies that was entered into in April 2001 in partial consideration for the redemption of common stock from Fingerhut Companies, (2) the Imperial Bank notes were held for a greater portion of 2001 than 2000, and
(3) approximately $200,000 of capital leases were assumed in December 2000. Interest expense is expected to decrease in 2002 as the Imperial Bank note payable was paid off in August 2001 and the Fingerhut Companies note payable was paid off in November 2001.

      Other income, net. Other income, net, consists of interest income, gains and losses on disposal of assets and impairments on long-term investments. Other income, net, decreased by $2.1 million to $381,000 in 2001 from $2.4 million in 2000. Interest income has decreased as the balance available for investment has decreased due to use of cash for operations and a decline in interest rates. In addition to the decrease in interest income an impairment on long-term investments of $197,000 and a $74,000 loss on disposal of fixed assets were recorded during the year.

      Income Taxes. No provision for federal income taxes has been recorded for any of the periods presented due to our current loss position.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net revenues. We derive our revenues primarily from online lead generation and advertising contracts. Our net revenues increased by $8.4 million, or 98%, to $16.9 million in the year ended December 31, 2000 from $8.5 million in the year ended December 31, 1999. This growth in net revenues was attributable to an increase in the number of visits to our Web sites and an increase in the size of the Club FreeShop email list. Revenues from advertising services were $9.4 million in 2000, compared to $4.2 million in 1999. As a result in the overall decline in Internet advertising spending and the shift in strategy to a network model has resulted in significant decreases in revenues in the fourth quarter of 2000.

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

      Connectivity and network costs. Connectivity and network costs consist of expenses associated with the maintenance and usage of our Web sites and email delivery costs. Such costs include Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs. Connectivity and network costs increased by $1.4 million, or 232%, to $2.0 million in 2000 from $0.6 million in 1999. One million of this increase was related to email delivery costs.

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

Liquidity and Capital Resources

      Since we began operating as an independent company in June 1997, we have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through December 31, 2001 totaled $65.7 million, including $21.5 million raised from Fingerhut Companies. As of December 31, 2001, we had approximately $4.7 million in cash, cash equivalents and short-term securities, providing working capital of $4.4 million. No off balance sheet assets or liabilities existed at December 31, 2001.

      Net cash used in operating activities was $12.5 million and $18.6 million in the years ended December 31, 2001 and 2000, respectively. Cash used in operating activities in the year ended December 31, 2001 resulted primarily from net losses, and decreases in accrued liabilities and accounts payable, which were partially offset by a decrease in accounts receivable and prepaid expenses. Cash used in operating activities in the year ended December 31, 2000 resulted primarily from net losses and increases in accounts receivable and prepaid expenses and a decrease in accrued liabilities, which were partially offset by an increase in accounts payable.

      Net cash provided by (used in) investing activities was $10.8 million and $(2.5 million) in the years ended December 31, 2001 and 2000, respectively. In the year ended December 31, 2001, $370,000 was used to purchase computer equipment, software, furniture, office equipment and to pay for leasehold improvements; $81,000 was received from the sale of computer equipment and furniture and $11.1 million, net, was received from the of sale and purchase of short-term securities. In the year ended December 31, 2000, $1.6 million was used to acquire substantially all of the assets of XMarkstheSpot, Inc., $3.2 million was used to purchase computer equipment and software, furniture, office equipment and to pay for leasehold improvements and $2.3 million was received from the sale of short-term securities.

      Net cash provided (used in) by financing activities was $(7.4 million) and $202,000 in the years ended December 31, 2001 and 2000, respectively. Net cash used in financing activities in 2001 resulted from the repurchase of nearly 12.2 million shares of common stock for $4.9 million, principle payments of $156,000 on capital leases and $2.4 million in principle payment on notes payable. Net cash provided by financing activities in 2000 resulted from receipt of $2.0 million from a note payable and $0.3 million from the issuance of common stock pursuant to option agreements and the Company's employee stock purchase plan. These proceeds were offset by the repurchase of $1.6 million in common stock, payments of $0.4 million on the note payable and payments of $0.1 million on the capital leases.

      We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next six to nine months. Thereafter, we may need to raise additional capital to meet our long-term operating requirements. Although cost reduction measures were implemented in the second quarter of 2001 and revenues in the fourth quarter of 2001 were higher than in the third quarter 2001 there is no assurance these trends can be maintained.

      Our cash requirements depend on several factors, including the level of expenditures on advertising and brand awareness, the rate of market acceptance of our services and the extent to which we use cash for acquisitions and strategic investments. Unanticipated expenses, poor financial results or unanticipated opportunities requiring financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. The notification of noncompliance and possible delisting from Nasdaq and the going concern contingency contained in our audit report may make raising additional capital more difficult. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

      The following table summarizes the contractual obligations and commercial commitments entered into by the Company.

                                                             Payments Due by Period
                                               --------------------------------------------------
         Contractual Obligations                Total          2002          2003          2004
------------------------------------------     --------      --------      --------      --------
Notes payable.............................     $     89      $     89      $     --      $     --
Capital lease obligations.................          177           104            73
Operating leases..........................        2,288           970           952           366
Other long-term obligations...............        1,120           535           540            45
                                               --------      --------      --------      --------
    Total Contractual Cash Obligations....     $  3,674      $  1,698      $  1,565      $    411
                                               ========      ========      ========      ========

      One of the companies operating agreements included in other long-term obligations above can be terminated early but calls for an early termination fee. If the contract is terminated before February 2003 the termination fee is 50% of the remaining first year payments and 10% of the remaining second year payments with a minimum fee of $150,000. The maximum termination fee would be $301,500.

Critical Accounting Policies

      Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of this Annual Report. We believe our most critical accounting policies include revenue recognition, allowance for doubtful accounts and fixed assets.

      The Company currently derives revenue from providing lead generation activities through a network of partners and e-mail mailings. Revenues earned for lead generation though the Aptimus network is based on a fee per lead and is recognized when the lead information is delivered to the client. Revenue earned for e-mail mailings can be based on a fee per lead, a percentage of revenue earned from the mailing, or a cost per thousand e-mails sent. Revenue from e-mail mailings sent on a cost per thousand basis is recognized when the e-mail is delivered. Revenues from e-mail mailings send on a fee per lead or a percentage of revenue earned from the mailing basis are recognized when amounts are determinable.

      The estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the aging categories are updated.

      Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized on a straight-line method over their estimated useful lives or the term of the related lease, whichever is shorter. Equipment under capital leases, which all contain bargain purchase options, is recorded at the present value of minimum lease payments and is amortized using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives are as follows:

            Office furniture and equipment...... Five years
            Computer hardware and software...... Three years
            Leasehold improvements.............. Three to Five years

      The cost of normal maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains or losses on the disposition of assets in the normal course of business are reflected in the results of operations at the time of disposal.

      Changes in circumstances such as technological advances or changes to the Company's business model can result in the actual useful lives differing from the Company's estimates. In the event the Company determines that the useful life of a capital asset should be shortened the Company would depreciate the net book value in excess of the estimated salvage value, over its remaining useful life thereby increasing depreciation expense. Long-lived assets, including fixed assets and intangible assets other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. A review for impairment involves developing an estimate of undiscounted cash flow and comparing this estimate to the carrying value of the asset. The estimate of cash flow is based on, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for the Company's 2001 fiscal year. The adoption of this statement did not have an impact on the results of operations, financial position or cash flows of the Company as the Company does not hold any derivative financial instruments.

      In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is required to be adopted for all business combinations occurring after June 30, 2001 while SFAS no. 142 is required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 141 and 142 will not have a significant impact on the results of operations, financial position or cash flows as the Company has not completed any business combinations since June 30, 2001 and as described in Note 3 goodwill from past business combinations remaining was written-off during the year ended December 31, 2001.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in FAS 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged. We are currently assessing the impact of SFAS 143 on our operating results and financial condition.

      In October 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, although earlier application is encouraged. We are currently assessing the impact of SFAS 144 on our operating results and financial condition.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

      All of the Company's cash equivalents, short-term securities and capital lease obligations are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of December 31, 2001, however, the Company's cash equivalents and short-term securities mature within three months. As of December 31, 2001, the Company believes the reported amounts of cash equivalents, short-term securities, capital lease obligations and notes payable to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

Item 8: Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                  Aptimus, Inc.
                              Financial Statements

                                                                    Page
                                                                    ----

      Report of Independent Accountants ..........................   28
      Balance Sheet as of December 31, 2000 and 2001 .............   30
      Statement of Operations for the years ended December 31,
        1999, 2000 and 2001 ......................................   31
      Statement of Shareholders' Equity for the years ended
        December 31, 1999, 2000 and 2001 .........................   32
      Statement of Cash Flows for the years ended December 31,
        1999, 2000 and 2001 ......................................   33
      Notes to Financial Statements ..............................   34

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Aptimus, Inc.

      We have audited the accompanying balance sheet of Aptimus, Inc. at December 31, 2001, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aptimus, Inc., as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

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


Moss Adams LLP

Seattle, Washington
January 30, 2002

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Aptimus, Inc.

      In our opinion, the accompanying December 31, 2000 balance sheet and December 31, 2000 and 1999 statements of operations, of shareholders' equity and of cash flows listed in the index appearing under Item 14(a)(1) on page 49 present fairly, in all material respects, the financial position of Aptimus, Inc. at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule at December 31, 2000 and 1999, listed in the index appearing under Item 14(a)(2) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The financial statements described in the preceding paragraph have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP
Seattle, Washington
February 28, 2001

                                  APTIMUS, INC.

                                  BALANCE SHEET
                                 (in thousands)

                                     ASSETS

                                                                      December 31,
                                                                 ---------------------
                                                                   2000         2001
                                                                 --------     --------
Cash and cash equivalents ...................................    $ 12,854     $  3,651
Accounts receivable, net ....................................       2,240          269
Prepaid expenses and other assets ...........................         646          219
Short-term investments ......................................      12,012        1,046
                                                                 --------     --------
          Total current assets ..............................      27,752        5,185
Fixed assets, net of accumulated depreciation ...............       4,760        2,115
Intangible assets, net ......................................       2,643           33
Long-term investments .......................................         345          147
Deposits ....................................................          32           30
                                                                 --------     --------
                                                                 $ 35,532     $  7,510
                                                                 ========     ========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable ............................................    $  2,573     $    204
Accrued and other liabilities ...............................       1,154          421
Current portion of capital lease obligations ................         193           84
Current portion of notes payable ............................         800           89
                                                                 --------     --------
          Total current liabilities .........................       4,720          798
Capital lease obligations, net of current portion ...........         144           68
Notes payable, net of current portion .......................         800
                                                                 --------     --------
          Total liabilities .................................       5,664          866
                                                                 --------     --------
Commitments and contingent liabilities (note 9)
Shareholders' equity Common stock, no par value; 100,000
  Shares authorized, 15,505 and 3,985 issued and
  Outstanding at December 31, 2000 and 2001, respectively ...      65,874       60,173
Additional paid-in capital ..................................       2,518        2,534
Deferred stock compensation .................................        (352)         (13)
Accumulated deficit .........................................     (38,172)     (56,050)
                                                                 --------     --------
          Total shareholders' equity ........................      29,868        6,644
                                                                 --------     --------
                                                                 $ 35,532     $  7,510
                                                                 ========     ========

   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.

                             STATEMENT OF OPERATIONS
                      (in thousands, except per share data)

                                                           Year ended December 31,
                                                     ----------------------------------
                                                       1999         2000         2001
                                                     --------     --------     --------
Net revenues ....................................    $  8,506     $ 16,873     $  1,874
Operating expenses:
  Sales and marketing ...........................      15,042       29,571        6,185
  Connectivity and network costs ................         616        2,047        2,101
  Research and development ......................         901        2,439        1,632
  General and administrative ....................       1,343        3,055        2,423
  Depreciation and amortization .................       1,156        2,419        2,268
  Equity-based compensation .....................       1,117          774          371
  Restructuring costs ...........................                                 4,998
                                                     --------     --------     --------
          Total operating expenses ..............      20,175       40,305       19,978
                                                     --------     --------     --------
Operating loss ..................................     (11,669)     (23,432)     (18,104)
Interest expense ................................          40          114          155
Other income net ................................        (818)      (2,442)        (381)
                                                     --------     --------     --------
Net loss ........................................    $(10,891)    $(21,104)    $(17,878)
                                                     ========     ========     ========
Basic and diluted net loss per share ............    $  (1.08)    $  (1.36)    $  (1.44)
                                                     ========     ========     ========
Weighted average shares used in computing per
  Share information .............................      10,043       15,567       12,400
                                                     ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                 Series B
                                                convertible
                                              preferred stock            Common stock          Additional
                                            --------------------      --------------------       paid-in
                                             Shares     Amount         Shares     Amount         capital
                                            --------  ----------      --------  ----------     ----------
Balances at December 31, 1998.............      --            --        8,141       7,816            294
Repurchase of common stock................                               (160)        (77)
Issuance of common stock..................                                160         400
Issuance of common stock upon
  conversion of promissory note...........                                 20          50
Issuance of common stock in connection
  with business acquisition...............                                 53         736
Shares sold to employee by principle
  shareholder.............................                                                           406
Issuance of common stock in initial
  public offering, net of expenses of
  $4,134..................................                              3,680      40,026
Exercise of stock options and
  warrants................................     878        17,495          118         141
Conversion of preferred stock.............    (878)      (17,495)       3,512      17,495
Deferred compensation related to
  grants of stock options.................                                                         2,324
Deferred compensation related to
  forfeitures of stock options............                                                          (166)
Amortization of deferred stock
  compensation............................
Net loss..................................
                                              ----    ----------      -------   ---------       --------
Balances at December 31, 1999.............      --            --       15,524      66,587          2,858
Repurchase of common stock................                               (664)     (1,637)
Exercise of stock options and
  warrants................................                                211         229
Issuance of shares under employee
  stock purchase program..................                                 28         115
Deferred compensation related to
  grants of stock options.................                                                           146
Deferred compensation related to
  forfeitures of stock options............                                                          (486)
Amortization of deferred stock
  Compensation............................
Issuance of common stock in connection
  with business acquisition...............                                406         580
Net loss..................................
                                              ----    ----------      -------   ---------       --------
Balances at December 31, 2000.............      --            --       15,505      65,874          2,518
Repurchase of common stock................                            (12,162)     (5,637)             7
Exercise of stock options and
  Warrants................................                                 56          14            (14)
Issuance of shares under employee
  stock purchase program..................                                  7           3
Issuance of restricted shares under
  2001 Stock Plan.........................                                635                        304
Deferred compensation related to
  Forfeitures of stock options............                                                          (281)
Amortization of deferred stock
  Compensation............................
Adjustments to common stock in
  Connection with a business acquisition..                                (56)        (81)
Net loss..................................
                                              ----    ----------      -------   ---------       --------
Balance on December 31, 2001..............      --    $       --        3,985   $  60,173       $  2,534
                                              ====    ==========      =======   =========       ========

                                              Deferred                             Total
                                               stock            Accumulated    Shareholders'
                                            Compensation          Deficit         equity
                                            ------------        -----------    -------------
Balances at December 31, 1998.............         (13)             (5,854)          2,243
Repurchase of common stock................                            (323)           (400)
Issuance of common stock..................                                             400
Issuance of common stock upon
  conversion of promissory note...........                                              50
Issuance of common stock in connection
  with business acquisition...............                                             736
Shares sold to employee by principle
  shareholder.............................                                             406
Issuance of common stock in initial
  public offering, net of expenses of
  $4,134..................................                                          40,026
Exercise of stock options and
  warrants................................                                          17,636
Conversion of preferred stock.............                                              --
Deferred compensation related to
  grants of stock options.................      (2,324)                                 --
Deferred compensation related to
  forfeitures of stock options............         166                                  --
Amortization of deferred stock
  compensation............................         705                                 705
Net loss..................................                         (10,891)        (10,891)
                                             ---------          ----------      ----------
Balances at December 31, 1999.............      (1,466)            (17,068)         50,911
Repurchase of common stock................                                          (1,637)
Exercise of stock options and
  warrants................................                                             229
Issuance of shares under employee
  stock purchase program..................                                             115
Deferred compensation related to
  grants of stock options.................        (146)                                 --
Deferred compensation related to
  forfeitures of stock options............         486                                  --
Amortization of deferred stock
  Compensation............................         774                                 774
Issuance of common stock in connection
  with business acquisition...............                                             580
Net loss..................................                         (21,104)        (21,104)
                                             ---------          ----------      ----------
Balances at December 31, 2000.............        (352)            (38,172)         29,868
Repurchase of common stock................                                          (5,630)
Exercise of stock options and
  Warrants................................                                             --
Issuance of shares under employee
  stock purchase program..................                                               3
Issuance of restricted shares under
  2001 Stock Plan.........................                                             304
Deferred compensation related to
  Forfeitures of stock options............         281                                  --
Amortization of deferred stock
  Compensation............................          58                                  58
Adjustments to common stock in
  Connection with a business acquisition..                                             (81)
Net loss..................................                         (17,878)        (17,878)
                                             ---------          ----------      ----------
Balance on December 31, 2001..............   $     (13)         $  (56,050)     $    6,644
                                             =========          ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.

                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                      Year ended December 31,
                                                                 ----------------------------------
                                                                   1999         2000         2001
                                                                 --------     --------     --------
Cash flows from operating activities
Net loss ....................................................    $(10,891)    $(21,104)    $(17,878)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ..........................       1,156        2,419        2,268
     Bad debt expense (recovery) ............................         393        1,995         (296)
     Amortization of deferred stock compensation ............         705          774          371
     Shares sold or transferred to employees by principal
       Shareholders .........................................         406
     Restructuring costs ....................................                                 4,998
     Cash paid for restructuring costs ......................                                (1,900)
     Loss (gain) on disposal of property and equipment ......          (2)          (3)          74
     Impairment of long-term investment .....................         197
     Amortization of discount on short-term investments .....        (154)        (301)         (84)
     Changes in assets and liabilities, net of effects of
       business acquisitions:
       Accounts receivable ..................................      (3,489)      (1,107)       2,267
       Prepaid expenses and other assets ....................        (352)        (253)         564
       Accounts payable .....................................         906        1,203       (2,384)
       Accrued and other liabilities ........................       2,237       (2,236)        (739)
                                                                 --------     --------     --------
       Net cash used in operating activities ................      (9,085)     (18,613)     (12,542)
                                                                 --------     --------     --------
Cash flows from investing activities
     Purchase of property and equipment .....................      (2,263)      (3,239)        (370)
     Proceeds from disposal of fixed assets .................                       23           81
     Payment for business acquisitions ......................      (1,841)      (1,554)
     Purchase of short-term investments .....................     (15,298)     (21,259)      (3,947)
     Sale of short-term investments .........................       1,500       23,500       14,997
     (Purchase of) proceeds from  long-term investments .....                       (1)           1
                                                                 --------     --------     --------
          Net cash used in investing activities .............     (17,902)      (2,530)      10,762
                                                                 --------     --------     --------
Cash flows from financing activities
       Proceeds from note payable ...........................                    2,000
       Repayment of notes payable ...........................                     (400)      (2,375)
       Principal payments under capital leases ..............        (112)        (105)        (156)
       Repurchase of common stock ...........................        (400)      (1,637)      (4,899)
       Issuance of common stock, net of issuance costs ......      40,908          344            7
       Issuance of Series B preferred stock .................      17,494
                                                                 --------     --------     --------
          Net cash provided by financing activities .........      57,890          202       (7,423)
                                                                 --------     --------     --------
Net increase (decrease) in cash and cash equivalents ........      30,903      (20,941)      (9,203)
Cash and cash equivalents at beginning of period ............       2,892       33,795       12,854
                                                                 --------     --------     --------
Cash and cash equivalents at end of period ..................    $ 33,795     $ 12,854     $  3,651
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

      The Company's ability to continue as a going concern is dependent on a number of factors, including the success of the Company's intention to reposition itself as a direct marketing infrastructure provider (Note 3), its level of future revenues under the new operating plan and its ability to keep operating costs low. There can be no assurance that the Company will be able to increase revenues or contain operating expenses as planned.

      If the Company is unable to increase revenues or contain operating expenses as planned it may not have sufficient funds to satisfy its cash requirements. The Company may be forced to curtail operations further, dispose of assets or seek additional funding. Such events would materially and adversely affect the value of the Company's equity securities. There can be no assurance that the Company will be able to successfully complete the steps necessary to continue as a going concern.

2. Summary of significant accounting policies

Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, cash equivalents and short term investments

      The Company generally considers any highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

      The Company classifies, at the date of acquisition, its marketable securities into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2000 and 2001, short-term investments consisted of commercial paper and certificates of deposit with maturities of less than one year. Currently, the Company classifies all of its short-term investments as held to maturity, which are reported at amortized cost, which approximated their fair value at December 31, 2000 and 2001. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net.

      The Company invests its cash and cash equivalents in deposits at three major financial institutions that may, at times, exceed federally insured limits. Management believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to temporary cash investments.

Property and equipment

      Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized on a straight-line method over their estimated useful lives or the term of the related lease, whichever is shorter. The estimated useful lives are as follows:

            Office furniture and equipment...... Five years
            Computer hardware and software...... Three years
            Leasehold improvements.............. Three to Five years

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

Intangible assets

      Intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

            Client list................................ One year
            Work force in place........................ One year
            Non-compete agreement and customer lists... Two years
            Acquired technology........................ Two years
            Aptimus trademark and logo ................ Three years
            Goodwill................................... Three years
            Worldwide Brochures database............... Five years

      At December 31, 2000 and 2001, accumulated amortization of intangible assets was $1,783,000 and $24,000, respectively. In conjunction with the restructuring described in Note 3, all intangible assets except for the Aptimus trademark and logo were written-off.

Long-term investments

      Long-term investments consist of minority equity investments in non-public companies. These investments are being accounted for on the cost basis and will be evaluated for impairment each quarter. During the year ended December 31, 2001 the Company recorded a charge of approximately $197,000 related to the impairment of these investments.

Impairment of long-lived assets

      The Company evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. No losses for impairment were recognized during, 1999, 2000, or 2001.

Fair value of financial instruments

      The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and long-term debt approximate fair value because of their short maturities.

Deferred revenues

      Deferred revenues consist of advance billings and payments on marketing contracts and are included in accrued and other liabilities in the accompanying balance sheet.

Revenue recognition

      The Company currently derives revenue from providing lead generation activities through a network of partners and e-mail mailings. Prior to May 15, 2001 the Company derived revenue from its online marketing service activities, including lead generation, advertising, and list rental.

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

      Included in net revenues are barter revenues, which are generated from exchanging lead generation and advertising services for advertising services. Such transactions are recorded at the estimated fair value based on comparable cash transaction. Revenue from barter transactions is recognized when advertising or lead generation is provided, and services received are charged to expense when used. For the years ended December 31, 1999 and 2000, the Company recognized revenue from barter transactions of $489,000, $1,738,000, respectively. No barter transactions were entered into or barter revenue recognized during the year ended December 31, 2001.

      The Company also had advertising and lead generation agreements that provided for payment in equity securities of non-public companies. Revenue is recognized under such agreements when sufficient contemporaneous evidence exists concerning the value of the equity securities. Revenue recognized under such agreements, for the year ended December 31, 2000, was $344,000. No similar arrangements existed in 1999 or 2001.

Advertising costs

      The Company expenses advertising costs as incurred. Total advertising expense for the years ended December 31, 1999, 2000 and 2001 were $8,600,000, $15,586,000 and $1,455,000, respectively.

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

Income taxes

      The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

Net loss per share

      Basic net loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted net loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of common stock options and warrants. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net loss per share is equal for all periods presented because the impact of common stock equivalents is antidilutive.

      The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation (in thousands):

                                                              Year ended December 31,
                                                        ----------------------------------
                                                          1999         2000         2001
                                                        --------     --------     --------
Numerator:
  Net loss .........................................    $(10,891)    $(21,104)    $(17,878)
                                                        ========     ========     ========
Denominator:
  Weighted average shares used in computing net loss
     per share .....................................      10,043       15,567       12,400
                                                        ========     ========     ========
Potentially dilutive securities consist of the
  following:
  Options to purchase common stock .................       1,123        1,397        1,236
  Warrants to purchase common stock ................          28           16           16
                                                        --------     --------     --------
                                                           1,151        1,413        1,252
                                                        ========     ========     ========

Concentrations of credit risk

      Concentrations of credit risk with respect to accounts receivable exist due to the large number of Internet based companies. This risk is mitigated due to the wide variety of customers to which the Company provides services, as well as the customer's dispersion across many different geographic areas. During the years ended December 31, 1999 and 2000, no single customer accounted for greater than 10% of total net revenues. During the year ended December 31, 2001 one client account for 10.3% of net revenues. As of December 31, 1999 and 2001, a single customer accounted for 13.1% and 22% of outstanding accounts receivable, respectively. No single customer accounted for more than 10% of accounts receivable balances as of December 31, 2000. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable.

Stock compensation

      The Company has elected to apply the disclosure-only provision of SFAS No. 123 for employee stock-based compensation plans. Accordingly, the Company accounts for stock-based compensation to employees using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the exercise price. The Company records the fair value of equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services".

Comprehensive income

      To date, the Company has not had any transactions required to be reported in comprehensive income other than its net loss.

Recent accounting pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for the Company's 2001 fiscal year. The adoption of this statement did not have an impact on the results of operations, financial position or cash flows of the Company as the Company does not hold any derivative financial instruments.

      In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is required to be adopted for all business combinations occurring after June 30, 2001 while SFAS no. 142 is required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 141 and 142 will not have a significant impact on the results of operations, financial position or cash flows as the Company has not completed any business combinations since June 30, 2001 and as described in Note 3 goodwill from past business combinations remaining was written-off during the year ended December 31, 2001.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in FAS 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged. We are currently assessing the impact of SFAS 143 on our operating results and financial condition.

      In October 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, although earlier application is encouraged. We are currently assessing the impact of SFAS 144 on our operating results and financial condition.

3. Restructuring Costs

On February 20, 2001, we announced our intention to reposition the Company as a direct marketing infrastructure provider, focusing all of our resources on building a direct marketing network. As part of this repositioning all activities related to our consumer-direct Web sites, including FreeShop.com, Desteo.com, and CatalogSite.com were discontinued. As a result of these activities, we reduced staffing levels by 161 employees during the first quarter of 2001. In June of 2001 the decision was made to modify the restructuring plan by disposing of the technology acquired in the XMarkstheSpot acquisition, to reduce staffing by an additional 26 employees and to dispose of additional equipment and software no longer being used in operations.

The restructuring costs for the year ended December 31, 2001 of $4,998,000 were recognized in accordance with the guidance of Emerging Issues Task Force 94-3. The restructuring resulted in the following charges during 2001 (in thousands):

                                                      First       Second       Third      Fourth
Types of Costs                                       Quarter      Quarter     Quarter     Quarter      Total
------------------------------------------------     -------      -------     -------     -------     -------
Employee severance..............................      $1,462      $   503      $   --      $   --     $ 1,965
Capitalized software costs......................         364                                              364
Disposal of fixed assets, Net...................           4          534                                 538
Impairment of intangible assets.................         976        1,155                               2,131
                                                                                                      -------
   Total........................................      $2,806      $ 2,192      $   --      $   --     $ 4,998
                                                      ======      =======      ------      ------     =======
Balance of severance accrual at  end of period..      $  511      $   204      $   57      $   15     $    15
                                                      ======      =======      ======      ======     =======

      In addition to severance costs, the repositioning resulted in the disposal and abandonment of capitalized software and fixed assets. In conjunction with the disposal of these assets, the Company received approximately $51,000 of proceeds, which is included in the restructuring costs. Additionally, during 2001 we recorded a restructuring charge related to the impairment of intangible assets related to the repositioning activities. Intangible assets related to the acquisitions of Commonsite, LLC and Travel Companions International, Inc. were impaired in the first quarter of 2001 as they related to our consumer direct Web site business for which a plan of exit was implemented in the first quarter of 2001. Intangible assets related to the business acquisition of XMarkstheSpot, Inc. were impaired in the second quarter of 2001 as the majority of the acquired workforce was terminated and the acquired technology was replaced. At December 31, 2001 no assets that were to be disposed of as part of the restructuring plan remained on the balance sheet and we do not anticipate any additional costs to be recorded as a result of our restructuring plan.

4. Accounts receivable

      Accounts receivable consist of the following (in thousands):

                                                                 December 31,
                                                             ------------------
                                                               2000       2001
                                                             -------    -------
            Accounts receivable ..........................   $ 4,041    $   337
            Less: Allowance for doubtful accounts ........    (1,785)       (66)
            Less: Allowance for list rental adjustments ..       (16)        (2)
                                                             -------    -------
                                                             $ 2,240    $   269
                                                             =======    =======

5. Property and equipment

      Property and equipment consist of the following (in thousands):

                                                               December 31,
                                                            ------------------
                                                              2000       2001
                                                            -------    -------
      Computer hardware and software ....................   $ 5,208    $ 3,272
      Office furniture and equipment ....................       674        473
      Leasehold improvements ............................       842        892
                                                            -------    -------
                                                              6,724      4,637
      Less: Accumulated depreciation and amortization ...    (1,964)    (2,522)
                                                            -------    -------
                                                            $ 4,760    $ 2,115
                                                            =======    =======

      Property and equipment includes equipment under capital leases in the amount of $424,000 and $83,000 at December 31, 2000 and 2001, respectively. Accumulated amortization on this equipment was $54,000 and $44,000 at December 31, 2000 and 2001, respectively.

6. Accrued and other liabilities

      Accrued and other liabilities consist of the following (in thousands):

                                                     December 31,
                                                  -----------------
                                                    2000      2001
                                                  -------   -------
            Accrued advertising expense .......   $   727   $   105
            Accrued network partner fees ......                  95
            Accrued commissions ...............        77         8
            Accrued public relations costs ....        16         0
            Deferred revenue ..................        70        24
            Accrued vacation ..................       148        58
            Restructuring costs ...............        15
            Other .............................       116       116
                                                  -------   -------
                                                  $ 1,154   $   421
                                                  =======   =======

7. Note payable

      On June 29, 2000 the Company borrowed $2 million under an equipment term loan with Imperial Bank. The loan and security agreement with Imperial Bank provided for up to a $2 million term loan for equipment and up to $750,000 under a revolving line-of-credit facility. The term loan was collateralized by a first priority security interest in all of the Company's unpledged assets. Borrowings under this facility were payable in thirty equal monthly installments of principal plus accrued interest through December 2002. Interest was accrued at the bank's prime rate plus 1.0%. The revolving line-of-credit allowed for draws up to the amount of eligible account receivable balances, generally those less than 90 days old. Advances on the revolving line of credit were to bear interest on the outstanding daily balance at a rate of 0.75% above the bank's prime rate, 10.25%. No amounts were borrowed under the line-of-credit and the term loan was repaid in August 2001.

      In September 2001 the Company borrowed $126,000 under a premium financing agreement with AFCO. The agreement is secured by the unearned premiums of the underlying insurance policy. Borrowings under this agreement are payable in 10 equal monthly payments through July 27, 2002 and bear interest at 8.5%.

      Debt outstanding at December 31, 2001 becomes due as follows (in thousands):

                      Years ending December 31,
                      2002........................... $ 89

8. Related party transactions

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

      During the year ended December 31, 1999 and 2000, the Company provided services in the amount of $425,000 and $250,000 to a company for which Fingerhut is a significant shareholder. During the year ended December 31, 2000 Fingerhut acted as the list broker for the Company. Fees paid to Fingerhut for such services were $36,000. During 2001, the Company repurchased all shares of common stock held by Fingerhut (see Note 10).

      In June 2001, certain assets of the Company's suspended Desteo operation were sold to an entity controlled by relatives of the Company's CEO, Tim Choate. Mr. Choate had no involvement in negotiating the terms of the sale . The sale, which is in form substantially similar to the Company's earlier sale of certain of its FreeShop-related assets to Altura International, Inc., was on an earn-out basis in which the obligations of the purchaser are secured by the assets sold.

9. Commitments and contingencies

      The Company's office facilities are leased under operating leases that provide for minimum rentals and require payment of property taxes and include escalation clauses. In addition, the Company also leases certain equipment under agreements treated for financial reporting purposes as capital leases.

      Future minimum lease payments under the non-cancelable leases are as follows (in thousands).

                                                            Capital    Operating
      Year ending December 31,                               leases      leases
      ------------------------                              -------     -------
        2002 .............................................      104         970
        2003 .............................................       73         952
        2004 .............................................                  366
                                                            -------     -------
      Total minimum lease payments .......................      177     $ 2,288
                                                            =======
      Less: Amount representing interest .................      (25)
                                                            -------
      Present value of capital lease obligations .........      152
      Less: Current portion ..............................      (84)
                                                            -------
      Capital lease obligations, net of current portion ..  $    68
                                                            =======

      Rent expense for the years ended December 31, 1999, 2000 and 2001, was $325,000, $712,000 and $824,000 respectively. The company has also entered into other agreements with service providers that are either non-cancelable, have extended cancellation notification terms, or contain cancellation fees. Such agreements call for payments totaling approximately $1.1 million through February 2004.

Litigation

      The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. Management believes that the outcome of any such lawsuits would not have a materially adverse effect on the Company's financial position, results of operations or cash flows.

10. Shareholders' equity

Preferred stock

      In May 1999, the Board of Directors designated 1,250,000 shares of preferred stock as Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into four shares of common stock. Each share of Series B convertible preferred stock has similar rights and obligations as four shares of common stock, except it has no voting rights. During 1999, 877,967 shares of Series B preferred stock were issued pursuant to warrants and converted into common shares on October 1, 1999.

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

      In April 2001, the Company repurchased 2,720,000 shares of common stock from Fingerhut in exchange for $250,000 in cash and a note payable for $838,000. The note payable called for equal monthly payments, including interest at 9.5%, for 18 months through October 2002. As part of the repurchase Fingerhut was also issued a warrant for 150,000 shares with an exercise price of $2.50 per share, subject to adjustment if future sales of common stock are sold for less than $0.40 per share. The warrants were valued at $7,200 for which an expense was recorded. In November 2001 the note payable to Fingerhut was paid-off early at a $100,000 discount and the warrant was cancelled. The early extinguishment of the note payable is shown as a reduction of the cost to repurchase the shares in the common stock account in the accompanying financial statements.

      During November 2001, we completed an issuer tender offer by purchasing 9,230,000 shares of our Common Stock (the Tender Offer) for $0.48 per share in cash for an aggregate purchase price of approximately $4,565,000, including associated costs. We announced the tender offer on August 27, 2001 and commenced the tender offer on October 10, 2001 by filing a Schedule TO-I. Following completion of the tender offer approximately 3,985,000 shares of common stock remained outstanding.

      During the years ended December 31, 2000 and 2001 the company repurchased 664,000 and 212,000 shares for approximately $1,637,000 and $184,000, respectively, under a 10b-18 stock repurchase plan approved by the Board of Directors and initiated in August 2000.

Warrants

      In connection with the sale of common stock to Fingerhut, the Company issued to Fingerhut a series of warrants to purchase shares of the Company's common stock. These warrants were modified in May 1999 to allow for the purchase of Series B convertible preferred stock. These warrants were exercised for Series B preferred stock and converted to common stock during 1999.

      In connection with the redemption of common stock from Fingerhut, in April 2001, the Company issued to Fingerhut a warrant for 150,000 shares with an exercise price of $2.50 per share, subject to adjustment if future sales of common stock are sold for less than $0.40 per share. This warrant was cancelled in November 2001.

      In return for various services the Company has issued warrants to purchase shares of common stock. At December 31, 2001, warrants outstanding are as follows:

          Year of issue   Shares   Exercise price   Year of expiration
          -------------   ------   --------------   ------------------
              1997         2,400      $ 1.02               2002
              1998        14,000      $ 1.02               2003

Stock options

      Effective June 30, 1997, the Company approved the 1997 Stock Option Plan (the 1997 Plan) to provide for the granting of stock options to employees, directors and consultants of the Company to acquire ownership in the Company and provide them with incentives for their service. Under the terms of the Plan, 1,813,000 shares of common stock remain unissued and have been reserved for issuance to plan participants.

      Effective June 12, 2001 the shareholders approved the 2001 Stock Plan (the 2001 Plan) to provide for the granting of stock options and restricted stock to employees, directors and consultants of the Company to provide them with incentives for their service. Under the terms of the Plan, 1,765,000 shares of common stock remain unissued and have been reserved for issuance to plan participants.

      The Plans are administered by the Board of Directors of the Company, which determines the terms and conditions of the options or restricted stock shares granted, including exercise price, number of shares granted and the vesting period of such shares. The maximum term of options is ten years from the date of grant. The options are generally granted at the estimated fair value of the underlying stock, as determined by the Board of Directors, on the date of grant. As of December 31, 2001, options to purchase 893,000 and 1,450,000 shares of common stock were available for future grant under the 1997 Plan and the 2001 Plan, respectively. During 2001, 635,000 shares of restricted stock were issued to the Board of Directors and certain members of senior management that by its terms became fully vested as a result of the tender offer. For the year ended December 31, 1999, 2000 and 2001, $2,324,000, $211,000 and $304,000,
respectively, of deferred compensation was recorded for options and restricted stock grants for which the exercise price was lower than the fair market value at the date of grant. The deferred compensation recognized is amortized over the vesting period of the related options in accordance with Financial Accounting Standards Board interpretation No. 28. During the years ended December 31, 1999, 2000 and 2001, $166,000, $486,000 and $281,000 of unamortized deferred compensation was reversed due to forfeitures of options.

      The following table presents option activity under the Plans (in thousands, except per share data):

                                                                    Year ended December 31,
                                                 ------------------------------------------------------------
                                                       1999                2000                  2001
                                                 -----------------   ------------------    ------------------
                                                          Weighted             Weighted              Weighted
                                                           average              average               Average
                                                          exercise             exercise              Exercise
                                                 Shares     price    Shares      price     Shares      price
                                                 ------   --------   ------    --------    ------    --------
Options outstanding at beginning of period.....     815     $1.12     1,123      $3.92      1,397      $6.12
Options granted................................     498      7.68       786       9.00      1,258       0.40
Options exercised..............................     108      1.21       200       1.14        223       0.35
Options forfeited..............................      82      2.45       312       8.61      1,197       5.56
                                                            -----                -----                 -----
Options outstanding at end of period...........   1,123     $3.92     1,397      $6.12      1,235      $1.88
                                                            =====                =====                 =====
Weighted average fair value of options
  granted during the period....................             $9.99                $6.49                 $0.29

      The following table summarizes information about stock options outstanding under the Plans at December 31, 2001 (in thousands, except per share data and remaining contractual life):

                       Options outstanding                                Options exercisable
-----------------------------------------------------------------    -----------------------------
                               Weighted average
                                   remaining
                                  contractual    Weighted average                 Weighted average
   Range of        Number of         life            exercise        Number of        Exercise
exercise prices     shares        (in years)           price          Shares            price
---------------    ---------   ----------------  ----------------    ---------    ----------------
$0.38 -- $0.47         781            9.6            $  0.42            371            $  0.40
 1.02 --  1.50         226            6.5               1.32            226               1.32
 2.00 --  5.00          23            6.8               3.11             19               2.79
 5.31 --  9.56         161            8.5               5.91             54               5.91
11.50 -- 14.63          39            7.9              13.28             18              13.22
23.44 -- 36.00           5            8.1              32.06              5              32.06
---------------      -----                                              ---
                     1,235            8.7            $  1.88            693            $  1.75
                     =====                                              ===

      The weighted average fair values and weighted average exercise prices per share at the date of grant for options granted under the plans were as follows:

                                                                          Year ended December 31,
                                                           ---------------------------------------------------
                                                              Average fair value       Average exercise price
                                                           ------------------------   ------------------------
                                                            1999     2000     2001     1999     2000     2001
                                                           ------   ------   ------   ------   ------   ------
Options  granted  with  exercise  prices less than
  the fair value of the stock on the date of grant .....   $10.18   $12.61   $   --   $ 5.18   $15.82   $   --
Options  granted with  exercise  prices equal to the
  fair value of the stock on the date of grant .........   $ 9.42   $ 4.78   $ 0.29   $13.19   $ 6.63   $ 0.40
Options  granted with exercise prices greater than
  the fair value of the stock on the date of grant .....   $ 9.80   $18.99   $   --   $15.19   $27.96   $   --

      During the years ended December 31, 1999, 2000 and 2001, the Company granted options to purchase 12,000, 5,000 and zero shares of common stock, respectively, to consultants, advisors and investment managers and as severance to certain employees.

      The Company follows SFAS No. 123 in accounting for options and warrants issued to non-employees. During the year ended December 31, 1999, the Company recognized $28,000 of expense in connection with options issued to advisors. In determining the fair value of the options and warrants granted or issued to non-employees on the date of grant, the Company used the Black-Scholes option-pricing model with the following assumptions:

                                                       Year ended December 31,
                                                     --------------------------
                                                      1999      2000      2001
                                                     ------    ------    ------
      Weighted average risk free interest rate ...     4.63%     6.62%     n/a
      Weighted average expected life (in years) ..     1.00     10.00      n/a
      Volatility .................................      100%      100%     n/a
      Dividends ..................................     none      none      n/a

      No warrants were issued during 1999 or 2000. The weighted-average fair value of warrants issued during 2001 was $0.05 per share.

Fair Value Pro Forma Disclosures

      Had compensation expense for employee-related options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                              Year ended December 31,
                                        ----------------------------------
                                          1999         2000         2001
                                        --------     --------     --------
      Net loss As reported .........    $(10,891)    $(21,104)    $(17,878)
        Pro forma ..................    $(12,031)    $(24,093)    $(18,810)
      Loss per share as reported ...    $  (1.08)    $  (1.36)    $  (1.44)
        Pro forma ..................    $  (1.20)    $  (1.55)    $  (1.52)

      For SFAS No. 123 pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 1999, 2000 and 2001, with the following assumptions used for grants to employees:

                                                       Year ended December 31,
                                                     --------------------------
                                                      1999      2000      2001
                                                     ------    ------    ------
      Weighted average risk free interest rate ....    5.62%     6.29%     4.42%
      Weighted average expected life (in years) ...    3.94      4.00      4.00
      Volatility ..................................     100%      100%      100%
      Dividends ...................................    none      none      none

11. Equity based compensation

      Equity based compensation by statement of operations classifications is as follows:

                                                       Year ended December 31,
                                                     --------------------------
                                                      1999      2000      2001
                                                     ------    ------    ------
      Sales and marketing .........................  $  862    $  545    $   25
      Internet and network ........................      14        21         4
      Research and development ....................      80       114         8
      General and administrative ..................     161        94       334
                                                     ------    ------    ------
           Total Equity-based compensation ........  $1,117    $  774    $  371

12. Stock purchase plan

      The Company's Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) on April 17, 2000 under which two million shares have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 50% of the employees' cash compensation or 1,800 shares per purchase period. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan-defined dates. Pursuant to the Purchase Plan, 28,436 shares were purchased at a weighted average price of $4.04 per share for the year ended December 31, 2000, and 7,200 shares were purchased at a weighted average price of $0.39 per share for the year ended December 31, 2001.

13. Employee retirement plan

      During 1999, the Company established the FreeShop.com, Inc. 401(k) plan, a tax-qualified savings and retirement plan intended to qualify under Section 401 of the Internal Revenue Code. All employees who satisfy the eligibility requirements relating to minimum age and length of service are eligible to participate in the plan and may enter the plan on the first day of any month after they become eligible to participate. Participants may make pre-tax contributions to the plan of up to 15% of their eligible earnings, subject to a statutorily prescribed annual limit. The Company may make matching contributions of up to 100% of the first 6% of the compensation elected for contribution to the plan by an employee. Each participant is fully vested in his or her contributions and the investment earnings thereon, but vesting in any matching contributions by us takes place over a period of five years. The Company has made no matching contributions to the plan as of December 31, 2001.

14. Income taxes

      A current provision for income taxes was not recorded for the years ended December 31, 1999, 2000 and 2001 due to taxable losses incurred during such periods. A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to the expiration of net operating loss carry-forwards.

      Deferred tax assets at December 31, 2000 and 2001 are as follows (in thousands):

                                                               December 31,
                                                          --------------------
                                                            2000        2001
                                                          --------    --------
      Net operating loss carryforwards ................   $ 11,936    $ 18,908
      Nondeductible allowances and accruals ...........      1,830         205
      Expense related to stock options and warrants ...          0          45
                                                          --------    --------
                                                            13,766      19,158
      Less: Valuation allowance .......................    (13,766)    (19,158)
                                                          --------    --------
                                                          $     --    $     --
                                                          ========    ========

      At December 31, 2001, the Company had net operating loss carry forwards of approximately $55.6 million for federal income tax reporting purposes. The net operating losses will expire beginning in 2012 if not previously utilized. Should certain changes in the Company's ownership occur, there could be a limitation on the utilization of its net operating losses.

15. Supplemental cash flow information

      The following items are supplemental information required for the statement of cash flows (in thousands):

                                                       Year ended December 31,
                                                    ---------------------------
                                                      1999      2000      2001
                                                    -------   -------   -------
Cash paid during the period for interest .......... $    40   $   114   $   154
                                                    =======   =======   =======
Directors and Officers insurance premium financed.. $    --   $    --   $   126
                                                    =======   =======   =======
Repurchase of common stock with note payable ...... $    --   $    --   $   838
                                                    =======   =======   =======
Common stock issued in connection with business
  combination ..................................... $   736   $   580   $   (81)
                                                    =======   =======   =======
Conversion of note payable ........................ $    50   $    --   $    --
                                                    =======   =======   =======

16. Acquisitions

      In May 1999, Aptimus entered into purchase and sale agreements to acquire substantially all of the assets of Commonsite LLC (Commonsite) and Travel Companions International, Inc. (Travel). Total consideration for the acquired assets of the two companies was $2,577,000, which was comprised of $1,841,000 in cash and 52,920 shares of common stock, valued at $13.91 per share. The aggregate purchase price was allocated to the net assets acquired, based upon their respective fair market values. The excess of the purchase price over the fair market value of the assets acquired and liabilities assumed of $1,382,000 has been allocated to cost in excess of net assets acquired and was being amortized over three years. In February 2001 the decision to discontinue operations related to these acquisition was made and the remaining cost in excess of net assets acquired was written off as a restructuring charge in the first quarter of 2001.

      In connection with the acquisitions, assets acquired and liabilities assumed were as follows (in thousands):

            Fair value of tangible assets acquired ...   $    55
            Liabilities assumed ......................      (145)
            Fair value of customer lists .............       560
            Fair value of database ...................       375
            Fair value of client lists ...............       300
            Fair value of non-compete agreement ......        50
            Goodwill .................................     1,382
                                                         -------
                                                         $ 2,577
                                                         =======

      In November 2000, Aptimus entered into purchase and sale agreements to acquire substantially all of the assets of XMarkstheSpot, Inc. Total consideration for the acquired assets was $2,077,000, which was comprised of $1,497,000 in cash and 405,588 shares of common stock, valued at $1.43 per share. The aggregate purchase price was allocated to the net assets acquired, based upon their respective fair market values. In June of 2001 the majority of the acquired workforce was terminated and the acquired technology was replaced, accordingly the balance of the work force in place and acquired technology were written off as restructuring charges in the second quarter of 2001.

      In connection with the acquisition, the purchase price was allocated as follows (in thousands):

            Fair value of tangible assets acquired ...   $   671
            Liabilities assumed ......................      (297)
            Fair value of acquired technology ........     1,314
            Fair value of work force in place ........       389
                                                         -------
                                                         $ 2,077
                                                         =======

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

                                                         Year ended December 31,
                                                         ----------------------
                                                           1999          2000
                                                         --------      --------
                                                              (unaudited)
      Net revenues ..................................... $  8,877      $ 18,181
      Pro forma net loss ............................... $(14,678)     $(28,447)
      Pro forma basic and diluted net loss per share ... $  (1.40)     $  (1.78)

      The unaudited pro forma results are not necessarily indicative of the results of operations which would actually have been reported had the acquisition occurred prior to the beginning of the periods presented. In addition, they are not intended to be indicative of future results.

17. Quarterly financial information (unaudited)

      The following table sets forth the Company's unaudited quarterly financial information for the years ending December 31, 1999, 2000, and 2001 (in thousands, except per share data).

                                                          Three months ended
                                             --------------------------------------------
                                              3/31/99     6/30/99     9/30/99    12/31/99
                                             --------    --------    --------    --------
Net revenue ..............................        667       1,397       2,386       4,056
Net loss .................................   $ (1,366)   $ (2,503)   $ (3,508)   $ (3,514)
                                             ========    ========    ========    ========
  Basic and diluted net loss per share ...   $  (0.17)   $  (0.30)   $  (0.42)   $  (0.23)
                                             ========    ========    ========    ========

                                                          Three months ended
                                             --------------------------------------------
                                              3/31/00     6/30/00     9/30/00    12/31/00
                                             --------    --------    --------    --------
Net revenue ..............................       5147       5,877       3,492       2,357
Net loss .................................   $ (4,175)   $ (4,612)   $ (5,958)   $ (6,359)
                                             ========    ========    ========    ========
  Basic and diluted net loss per share ...   $  (0.27)   $  (0.29)   $  (0.38)   $  (0.41)
                                             ========    ========    ========    ========

                                                          Three months ended
                                             --------------------------------------------
                                              3/31/01     6/30/01     9/30/01    12/31/01
                                             --------    --------    --------    --------
Net revenue ..............................        926         381         188         379
Net loss .................................   $ (8,858)   $ (5,475)   $ (1,848)   $ (1,697)
                                             ========    ========    ========    ========
  Basic and diluted net loss per share ...   $  (0.57)   $  (0.42)   $  (0.15)   $  (0.20)
                                             ========    ========    ========    ========

18. SUBSEQUENT EVENT

Establishment of Rights Plan

      On March 12, 2002 the Company's board of directors declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend is payable to the stockholders of record on March 29, 2002, and with respect to Common Shares issued thereafter until the distribution date and, in certain circumstances, with respect to Common Shares issued after the distribution date. Except as set forth below, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred Stock, no par value per share, of the Company at a price of $15.00 per one one-thousandth of a share of Series C Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Mellon Investor Services LLC, as Rights Agent (the "Rights Agent"), dated as of March 12, 2002, and filed with the SEC as an exhibit to the Company's Form 8-K dated March 18, 2002. A more detailed description of the Rights is contained in the Form 8-K dated March 18, 2002.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      As previously disclosed in our Current Report of Form 8-K filed December 17, 2001, effective December 10, 2001, Aptimus, Inc. ("Company") dismissed its independent accountant, PricewaterhouseCoopers LLP ("PWC"). Effective December 10, 2001, the Company engaged Moss Adams LLP ("Moss Adams") to be the Company's new independent accountant. The dismissal of PWC and appointment of Moss Adams was unanimously approved by the Company's Board of Directors upon the recommendation of the Audit Committee of the Board of Directors. Moss Adams has accepted the engagement. During the two most recent fiscal years and through December 10, 2001, the Company has not consulted with Moss Adams regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company's or oral advice was provided that Moss Adams concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

      The reports of PWC on the Company's financial statements for the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principals, except that, the Independent Auditors' Report on the Company's financial statement for the fiscal year ended December 31, 2000 did contain an explanatory paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

      In connection with its audits for the two most recent fiscal years and through December 10, 2001, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PWC would have caused them to make reference thereto in their reports on the financial statements for such years, except that in connection with its audit for the year ended December 31, 2000 PWC reported to the Company's Audit Committee a disagreement regarding the valuation of private equity in an entity received by the Company for services performed on behalf of such entity. The divergent views of PWC and the Company related to the level and recentcy of evidence needed to support recognition of revenue for such transaction. This matter was satisfactorily resolved.

      During the two most recent fiscal years and through December 10, 2001 there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)), except that in connection with its audit for the year ended December 31, 2000 PWC communicated to the Board of Directors two matters involving the internal control structure and its operation that PWC considered to be material weaknesses; namely (i) the Company's internal credit controls and its evaluation of collectibility prior to recognition of revenue; and (ii) properly identifying barter transactions and assessing the appropriateness of any related revenue recognition.

                                    PART III

Item 10: Directors and Officers of the Registrant

      Information with respect to Directors may be found under the caption "Election of Directors and Management Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2002 (the "Proxy Statement"). Such information is incorporated herein by reference.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) 1. Financial Statements

      The following financial statements of the registrant and the Report of Independent Accountants thereon are included herewith in Item 8 above.

                                                                     Page
                                                                     ----
      Reports of Independent Accountants ..........................   28
      Balance Sheet as of December 31, 1999 and 2000 ..............   30
      Statement of Operations for the years ended December 31,
        1998, 1999 and 2000 .......................................   31
      Statement of Shareholders' Equity for the years ended
        December 31, 1998, 1999 and 2000 ..........................   32
      Statement of Cash Flows for the years ended December 31,
        1998, 1999 and 2000 .......................................   33
      Notes to Financial Statements ...............................   34

      (a) 2. Financial Statement Schedules

             Schedule No.    Description
             ------------    -----------
                 1.1         Valuation and Qualifying Accounts and Reserves

      (b) Reports on Form 8-K

      On December 17, 2001, the Company filed a Form 8-K announcing its dismissal of its independent accountant, PricewaterhouseCoopers LLP and its engagement of Moss Adams LLP to be the Company's new independent accountant.

      (c) Exhibits:

Exhibit
Number                                  Description
------                                  -----------

3.1*        Second Amended and Restated Articles of Incorporation of registrant.

3.1.1^^     Articles of Amendment filed September 16, 2000.

3.1.2       Articles of Amendment filed March 29, 2002.

3.2*        Amended and Restated Bylaws of registrant.

4.1*        Specimen Stock Certificate.

4.2*        Form of Common Stock Warrant.

4.3^^^ Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.

10.1*++ Form of Indemnification Agreement between the registrant and each of its directors.

10.2.*++    1997 Stock Option Plan, as amended.

10.3.*++    Form of Stock Option Agreement.

10.4* Investor Subscription Agreement, dated December 10, 1998, between registrant and Fingerhut Companies, Inc.

10.5* Warrant Agreement, dated December 10, 1998, between registrant and Fingerhut Companies, Inc.

10.6* Stockholders Agreement, dated December 10, 1998, among registrant, Timothy C. Choate, John P. Ballantine and Fingerhut Companies, Inc.

10.7* Asset Purchase Agreement, dated May 5, 1999, among registrant, Travel Companions International, Inc., Jeff Mohr and Janet Mohr.

10.8* Asset Purchase Agreement, dated May 6, 1999, among registrant, Commonsite LLC and Alan Bennett.

Exhibit
Number                                  Description
------                                  -----------

10.9* Registration Rights Agreement, dated May 6, 1999, between registrant and Commonsite LLC.

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

10.18* Common Stock Purchase Warrant dated January 23, 1998 in favor of Hallco Leasing Corporation.

10.19* Common Stock Purchase Warrant dated December 4, 1997 in favor of Hallco Leasing Corporation.

10.20* Common Stock Purchase Warrant dated January 26, 1998 in favor of Employco, Inc.

10.21+* Marketing Agreement with NewSub Services, Inc. effective as of June 1, 1999.

10.22+* Marketing Agreement with eNews.com, Inc. dated December 8,1999. (Incorporated by reference Exhibit 10.1 to the Company's Report on Form 8-K filed January 12, 2000).

10.23** Asset Purchase Agreement, dated November 22, 2000, among Aptimus, Inc. and XMarkstheSpot, Inc.

10.24*** Stock Redemption Agreement, dated as of April 16, 2001, by and between registrant and Fingerhut Companies. Inc.

10.25^++    Aptimus, Inc. 2001 Stock Plan.

10.25.1^^   Form of Stock Option Agreement.

10.25.2^^   Form of Restricted Stock Agreement (for grants).

10.25.3^^   Form of Restricted Stock Agreement (for rights to purchase).

10.26^^ Letter Agreement, dated November 13, 2001, by and between registrant and Fingerhut Companies, Inc.

16.1# Letter dated December 12, 2001 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

23.1        Consent of PricewaterhouseCoopers LLP, independent accountants.

23.2        Consent of Moss Adams LLP, independent accountants.

----------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).
** Incorporated by reference to the Company's Annual Report on Form 10-K, dated April 2, 2001.
*** Incorporated by reference to the Company's Current Report on Form 8-K, dated April 16, 2001.
^ Incorporated by reference to the Company's Proxy Statement on Schedule 14A, dated May 17, 2001.
^^ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated November 14, 2001.
^^^ Incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2002.
# Incorporated by reference to the Company's Current Report on Form 8-K, dated December 10, 2001.
+ Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
++    Management compensation plan or agreement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aptimus, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2002                      APTIMUS, INC.


                                    By:         /s/ TIMOTHY C. CHOATE
                                        ----------------------------------------
                                                  Timothy C. Choate,
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       Signature                         Title                         Date
       ---------                         -----                         ----


 /s/ TIMOTHY C. CHOATE          Chairman of the Board,            March 29, 2002
----------------------        President, Chief Executive
   Timothy C. Choate             Officer and Director


   /s/ JOHN A. WADE             Vice President, Finance           March 29, 2002
----------------------        Chief Financial Officer and
     John A. Wade              Chief Accounting Officer


 /s/ JOHN B. BALOUSEK                  Director                   March 29, 2002
----------------------
   John B. Balousek


/s/ WILLIAM H. FRITSCH                 Director                   March 29, 2002
----------------------
   William H.Fritsch


 /s/ ROBERT W. WRUBEL                  Director                   March 29, 2002
----------------------
   Robert W. Wrubel

                                  EXHIBIT INDEX

Exhibit
Number                                 Description
------                                 -----------
3.1*        Second Amended and Restated Articles of Incorporation of registrant.

3.1.1^^     Articles of Amendment filed September 16, 2000.

3.1.2       Articles of Amendment filed March 29, 2002.

3.2*        Amended and Restated Bylaws of registrant.

4.1*        Specimen Stock Certificate.

4.2*        Form of Common Stock Warrant.

4.3^^^ Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.

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

10.4* Investor Subscription Agreement, dated December 10, 1998, between registrant and Fingerhut Companies, Inc.

10.5* Warrant Agreement, dated December 10, 1998, between registrant and Fingerhut Companies, Inc.

10.6* Stockholders Agreement, dated December 10, 1998, among registrant, Timothy C. Choate, John P. Ballantine and Fingerhut Companies, Inc.

10.7* Asset Purchase Agreement, dated May 5, 1999, among registrant, Travel Companions International, Inc., Jeff Mohr and Janet Mohr.

10.8* Asset Purchase Agreement, dated May 6, 1999, among registrant, Commonsite LLC and Alan Bennett.

10.9* Registration Rights Agreement, dated May 6, 1999, between registrant and Commonsite LLC.

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

10.18* Common Stock Purchase Warrant dated January 23, 1998 in favor of Hallco Leasing Corporation.

10.19* Common Stock Purchase Warrant dated December 4, 1997 in favor of Hallco Leasing Corporation.

10.20* Common Stock Purchase Warrant dated January 26, 1998 in favor of Employco, Inc.

10.21+* Marketing Agreement with NewSub Services, Inc. effective as of June 1, 1999.

10.22+* Marketing Agreement with eNews.com, Inc. dated December 8,1999. (Incorporated by reference Exhibit 10.1 to the Company's Report on Form 8-K filed January 12, 2000).

10.23** Asset Purchase Agreement, dated November 22, 2000, among Aptimus, Inc. and XMarkstheSpot, inc.

10.24*** Stock Redemption Agreement, dated as of April 16, 2001, by and between registrant and Fingerhut Companies. Inc.

10.25^++    Aptimus, Inc. 2001 Stock Plan.

10.25.1^^   Form of Stock Option Agreement.

Exhibit
Number                                 Description
------                                 -----------
10.25.2^^   Form of Restricted Stock Agreement (for grants).

10.25.3^^   Form of Restricted Stock Agreement (for rights to purchase).

10.26^^ Letter Agreement, dated November 13, 2001, by and between registrant and Fingerhut Companies, Inc.

16.1# Letter dated December 12, 2001 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

23.1        Consent of PricewaterhouseCoopers LLP, independent accountants.

23.2        Consent of Moss Adams LLP, independent accountants.

----------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).
** Incorporated by reference to the Company's Annual Report on Form 10-K, dated April 2, 2001.
*** Incorporated by reference to the Company's Current Report on Form 8-K, dated April 16, 2001.
^ Incorporated by reference to the Company's Proxy Statement on Schedule 14A, dated May 17, 2001.
^^ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated November 14, 2001.
^^^ Incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2002.
# Incorporated by reference to the Company's Current Report on Form 8-K, dated December 10, 2001.
+ Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
++    Management compensation plan or agreement.

                 Valuation and Qualifying Accounts and Reserves

                                         Balance at    Charges to    Charges to               Balance at
                                          beginning    costs and        other                   end of
                                          of period     expenses      accounts    Deductions    period
                                         ----------    ----------    ----------   ----------  ----------
Year ended December 31, 1999
  Allowance for doubtful accounts ....       42,651      393,221            --       64,756      371,116
  Tax valuation allowance ............    1,482,745           --     4,327,069                 5,809,814
Year ended December 31, 2000
  Allowance for doubtful accounts ....      371,116    1,994,844            --      564,901    1,801,059
  Tax valuation allowance ............    5,809,814           --     7,956,001                13,765,815
Year ended December 31, 2001
  Allowance for doubtful accounts ....    1,801,059     (296,481)           --    1,436,578       68,000
  Tax valuation allowance ............   13,765,815           --     4,468,418                18,234,233