Form 10-Q
period 2002-03-31
APTIMUS INC
filed 2002-05-15
CIK 1087277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________.

                        Commission file number 000-27065

                                  APTIMUS, INC.
             (Exact name of registrant as specified in its charter)


            Washington                                  91-1809146
-----------------------------------        -------------------------------------
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

Yes [X] No [ ]

     The number of outstanding shares of common stock, no par value, of the Registrant at April 30, 2002 was 3,993,466.

                                  APTIMUS, INC.

                             INDEX TO THE FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        Balance sheets as of December 31, 2001 and March 31, 2002 .............1

        Statements of Operations for the three months ended
        March 31, 2001 and 2002................................................2

        Condensed Statements of Cash Flows for the three months
        ended March 31, 2001 and 2002..........................................3

        Notes to Financial Statements .........................................4

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS................................9

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........20

PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS ................................................20

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................21


SIGNATURES ...................................................................23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  APTIMUS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       DECEMBER 31,    MARCH 31,
                                                       ------------    ---------
                                                           2001          2002
                                                       ------------    ---------
ASSETS
Cash and cash equivalents ............................. $  3,651       $  3,557
Accounts receivable, net ..............................      269            434
Prepaid expenses and other assets .....................      219            176
Short-term investments ................................    1,046             51
                                                        --------       --------
         Total current assets .........................    5,185          4,218
Fixed assets, net .....................................    2,115          1,770
Intangible assets, net ................................       33             28
Long-term investments .................................      147            147
Deposits ..............................................       30             30
                                                        --------       --------
                                                        $  7,510       $  6,193
                                                        ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable ...................................... $    204       $    221
Accrued and other liabilities .........................      421            433
Current portion of capital lease obligations ..........       84             87
Current portion of notes payable ......................       89             51
                                                        --------       --------
         Total current liabilities ....................      798            792
                                                        --------       --------
Capital lease obligations, net of current portion .....       68             47
                                                        --------       --------
Total liabilities .....................................      866            839
Shareholders' equity
   Common stock, no par value; 100,000 shares
     authorized, 3,985 and 3,990 issued and
     outstanding at December 31, 2001 and
     March 31, 2002, respectively .....................   60,173         60,176
   Additional paid-in capital .........................    2,534          2,534
   Deferred stock compensation ........................      (13)            (9)
   Accumulated deficit ................................  (56,050)       (57,347)
                                                        --------       --------
         Total shareholders' equity ...................    6,644          5,354
                                                        --------       --------
                                                        $  7,510       $  6,193
                                                        ========       ========

The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                            2001          2002
                                                          -------       --------
Net revenues .......................................      $   926       $    773
Operating expenses
   Sales and marketing .............................        3,989            543
   Connectivity and network costs...................          631            322
   Partner fees ....................................           25            255
   Research and development ........................          927            150
   General and administrative ......................          875            468
   Depreciation and amortization ...................          771            363
   Equity-based compensation .......................           39              4
   Restructuring costs .............................        2,806              -
                                                          -------       --------
         Total operating expenses ..................       10,063          2,105
                                                          -------       --------
Operating loss .....................................       (9,137)        (1,332)
Interest expense ...................................           46              8
Other income .......................................         (325)           (43)
                                                          -------       --------
Net loss ...........................................      $(8,858)      $ (1,297)
                                                          =======       ========
Basic and diluted net loss per share ...............      $ (0.57)      $  (0.33)
                                                          =======       ========
Weighted-average shares used in computing basic
   and diluted net loss per share ..................       15,498          3,987
                                                          =======       ========

The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           2001           2002
                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ...........................................   $ (8,858)      $ (1,297)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization ..................        771            363
      Bad debt expense ...............................         22            (10)
      Amortization of deferred compensation ..........         39              4
      Gain on disposal of property and equipment .....          -            (23)
      Restructuring costs ............................      2,806              -
      Cash paid for restructuring costs ..............     (1,462)           (15)
      Amortization of discount on short-term
        investments ..................................        (35)            (4)
      Changes in assets and liabilities, net
        of impact of acquisitions:
        Accounts receivable ...........................     1,081           (155)
        Prepaid expenses and other assets .............      (142)            52
        Accounts payable ..............................      (955)            32
        Accrued and other liabilities .................     1,063             12
                                                         --------       --------
        Net cash used in operating activities .........    (5,670)        (1,041)
                                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment .................      (231)           (13)
  Proceeds from disposal of fixed assets ..............         1             14
  Purchase of short-term investments ..................        (1)            (1)
  Sale of short-term investments ......................     9,000          1,000
                                                         --------       --------
        Net cash provided by investing activities .....     8,769          1,000
                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under capital leases .............       (36)           (18)
  Repayment of notes payable ..........................      (200)           (38)
  Repurchase of common stock ..........................       (36)             -
  Issuance of common stock, net of issuance costs .....         2              3
                                                         --------       --------
        Net cash provided by (used in) financing
          activities ..................................      (270)           (53)
                                                         --------       --------
Net increase in cash and cash equivalents .............     2,829            (94)
Cash and cash equivalents at beginning of period ......    12,854          3,651
                                                         --------       --------
Cash and cash equivalents at end of period ............  $ 15,683       $  3,557
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

     The unaudited financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2002.

     Certain changes have been made to the description and presentation of the Statement of Operations during the current year. Fees paid to network partners, including email list owners have been reclassified in the statement of operations as Partner fees. Such costs were included in the connectivity and network costs line in prior periods. Prior period presentation has been changed to conform to current period presentation. These changes to the description and presentation of the Statement of Operations had no effect on net loss.

     Our business has been operating at a loss and generating negative cash flows from operations since inception. As of March 31, 2002, we had accumulated losses of approximately $57.3 million. Even with the reduction in continuing operating expenses and growth in revenues, we anticipate our losses and negative cash flows are likely to continue during the fiscal year ending December 31, 2002.

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

     Revenue earned for lead generation though the Aptimus network is based on a fee per lead and is recognized when the lead information is delivered to the client. Revenue earned for e-mail mailings can be based on a fee per lead, a percentage of revenue earned from the mailing, or a cost per thousand e-mails sent. Revenue from e-mail mailings sent on a cost per thousand basis is recognized when the e-mail is delivered. Revenues from e-mail mailings sent on a fee per lead or a percentage of revenue earned from the mailing basis are recognized when amounts are determinable, generally when the customer receives the leads.

     Revenues generated through network partners and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-17 (EITF 99-17). Fees paid to network partners and opt-in email list owners related to these revenues were $255,000 and $25,000 for the three months ended March 31, 2002 and 2001, respectively. These fees are shown as Partner fees on the Statement of Operations. Email based campaigns that are sent to Company owned lists do not have partner fees associated with them.

     The Company has evaluated the guidance provided by EITF 99-17 as it relates to determining whether revenue should be recorded gross or net for the payments made to network partners and opt-in email list owners. The Company has determined the recording of revenues gross is appropriate based upon the following factors:

     o    Aptimus acts as a principal in these  transactions;
     o Aptimus and its customer are the only companies identified in the signed contracts;

     o Aptimus is solely responsible to the client for fulfillment of the contract;
     o    Aptimus determines how the offer will be presented across the network;
          and
     o Amounts earned are based on leads or emails delivered and are not based on amounts paid to partners.

     Prior to May 15, 2001 the Company derived revenue from its online marketing service activities, including lead generation, advertising, and list rental.

     Advertising revenues consist of email advertisements, banner advertising, and anchor positions. Newsletter sponsorship revenues are derived from a fixed fee or a fee based on the circulation of the newsletter. Newsletter sponsorship revenues are recognized in the period in which the newsletter is delivered. Banner advertising and anchor positions can be based on impressions, fixed fees, or click throughs. Fixed fee contracts are recognized ratably over the term of the agreement, provided that no significant Company obligations remain. Revenue from impressions or click through based contracts is recognized based on the proportion of impressions or click throughs delivered, to the total number of guaranteed impressions or click throughs provided for under the related contracts.

     List rental revenues are received from the rental of customer names to third parties through the use of list brokers. Revenue from list rental activities is recognized in the period the names are delivered by the list broker to the third party.

3.   NET LOSS PER SHARE

     Basic net loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted net loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of common stock options and warrants. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net loss per share is equal for all periods presented because the impact of common stock equivalents is anti-dilutive.

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation (in thousands):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                          2001          2002
                                                       (UNAUDITED)   (UNAUDITED)
                                                       -----------   -----------
Numerator:
   Net loss .......................................      $(8,858)      $ (1,297)
                                                         =======       ========
Denominator:
   Weighted average shares used in computing net
   loss per share .................................       15,498          3,987
                                                         =======       ========
Potentially dilutive securities consist of the following:
   Options to purchase common stock ...............          718          1,648
   Warrants to purchase common stock ..............           16             16
                                                         -------       --------
                                                             734          1,664
                                                         =======       ========

4.   NEW ACCOUNTING PRONOUNCEMENTS

     We adopted SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations", and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in the quarter ended March 31, 2002. The adoption of these standards did not have a material impact on our financial position, results of operations or cash flows.

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

     The restructuring costs for the year ended December 31, 2001 of $4,998,000 were recognized in accordance with the guidance of Emerging Issues Task Force 94-3. The restructuring resulted in the following charges during 2001 (in thousands):

                                                             First   Second    Third     Fourth
   Types of Costs                                           Quarter  Quarter   Quarter   Quarter    Total
   --------------                                           -------  -------   -------   -------    -----
   Employee severance ..................................    $1,462   $  503    $   --    $   --     $1,965
   Capitalized software costs ..........................       364                                     364
   Disposal of fixed assets, Net .......................         4      534                            538
   Impairment of intangible assets .....................       976    1,155                          2,131
                                                            ------   ------    ------    ------     ------
     Total .............................................    $2,806   $2,192    $   --    $   --     $4,998
                                                            ======   ======    ======    ======     ======
   Balance of severance accrual at end of period .......    $  511   $  204    $   57    $   15     $   15
                                                            ======   ======    ======    ======     ======

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

     At March 31, 2002 no assets that were to be disposed of as part of the restructuring plan remained on the balance sheet, we do not anticipate any additional costs to be recorded as a result of our restructuring plan and all planned expenditures under the 2001 restructuring plan have been completed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe,"
"estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, fluctuation of the Company's operating results, the ability to compete successfully, and the ability of the Company to maintain current client and distribution partner relationships and attract new ones, as well as those risks described in connection with the forward looking statement and the factors listed on Exhibit 99.1 to this report, which factors are hereby incorporated by reference in this report.

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

     Today, Aptimus' mission is to provide the most powerful and effective ways to acquire new customers via the Internet. This is the same mission we had in 1994 when we launched our business. We continue to believe that the Internet is the most important new medium for customer acquisition in recent history.

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

     During the three months ended March 31, 2002 we derived our revenues primarily from lead generation contracts related to the Aptimus network, including email deliveries. We receive lead generation revenues when we deliver customer information to a marketer in connection with an offer distributed through our network of partners, including email list partners. Approximately 30% of our revenue was derived from advertising contracts where we receive advertising revenues from delivery of advertisements to opt-in email lists. Lead generation pricing is based on cost per lead and varies depending on the type of offer. Generally, pricing of advertising is based on cost per thousand impressions basis. We recognize revenues in the period in which we deliver the service, provided we have no further performance obligation. During the three months ended March 31, 2001 we derived our revenues primarily from online lead generation and advertising contracts related to the FreeShop Web site and Club FreeShop email Newsletters. The services we deliver are primarily sold under short-term agreements that are subject to cancellation.

     In the quarters ended March 31, 2001 and 2002 our ten largest clients accounted for 43.4% and 58.1% of our revenues, respectively. During the quarter ended March 31, 2001, no single client accounted for more than 10% of our revenues. During the quarter ended March 31, 2002 MyPoints.com, Inc. accounted for 15.9% of our revenues.

     Our business has been operating at a loss and generating negative cash flows from operations since inception. As of March 31, 2002, we had accumulated losses of approximately $57.3 million. Even with the reduction in continuing operating expenses and growth in revenues, we anticipate our losses and negative cash flows are likely to continue during the fiscal year ending December 31, 2002. Our accountants have noted that these conditions raise substantial doubt about our ability to continue as a going concern, as emphasized in their report included in our Annual Report on Form 10-K, dated March 29, 2002.

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

     Our common stock is quoted on the Nasdaq National Market. There are a number of continuing requirements that must be met in order for the common stock to remain eligible for quotation on the Nasdaq National Market or the Nasdaq SmallCap Market. By letter dated February 15, 2002, we were advised by Nasdaq that we were then out of compliance with the Nasdaq National Market rule that requires a National Market-listed company to maintain a $5.0 million minimum aggregate value for its shares held in public float. As of May 10, 2002, the Company has not regained compliance with this rule and we cannot assume that we will within the prescribed timeframes, or at all. If the Company fails to regain compliance with the rule, Nasdaq may notify the Company that it will be delisted from the Nasdaq National Market. At that point, the Company will have the option of appealing the delisting decision to a Nasdaq listing qualifications review panel and presenting its argument for continued National Market listing to such panel, of applying for listing on the Nasdaq SmallCap Market, or of allowing the delisting to occur. The Company believes that it currently meets all of the minimum criteria for listing on the Nasdaq SmallCap Market, and anticipates that its application for listing on such market would be accepted if it were to submit one, which it expects to do if and when necessary. That stated, even if the Company appeals and/or applies for listing on the Nasdaq SmallCap Market, the Company cannot guarantee that the appeal will be successful or that the application will be accepted, as the case may be, in which event delisting will occur and trading of the Company's securities may thereafter take place on the OTCBB.

RESULTS OF OPERATIONS

Revenues

     We derive our revenues primarily from online lead generation and advertising contracts. Our revenues decreased by $153,000, or (17)%, to $773,000 in the quarter ended March 31, 2002 compared to $926,000 in the same quarter of 2001. During 2001 we refocused our efforts to a network lead generation model from a site centric lead generation model. Revenue in the three months ended March 31, 2001 was primarily derived from the FreeShop site, which was discontinued in the second quarter of 2001. This refocusing resulted in a significant decline in revenues through the third quarter of 2001. Net revenue has doubled from the third quarter of 2001 to the fourth quarter of 2001 and again from the fourth quarter of 2001 to the first quarter of 2002. This level of revenue growth may not be sustainable and a slower rate of growth is expected in the second quarter of 2002. The table below provides detail of the composition of our net revenue, in thousands:

                                                                         Three months ended
                                                March 31,     June 30,   September 30,   December 31,     March 31,
                                                  2001          2001         2001           2001            2002
      Network revenue....................        $   41       $   127      $  140          $  322         $   695
      FreeShop site related revenue......           885           254          48              57              78
                                                 ------       -------      ------          ------         -------
      Total revenue......................        $  926       $   381      $  188          $  379         $   773

Sales and Marketing

     Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs in 2002. During the beginning of 2001 sales and marketing costs included significant amounts of marketing and promotional costs related to developing our brands and generating visits to our Web sites. Sales and marketing expenses decreased by $3.4 million to $543,000, or 70% of revenues, in the quarter ended March 31, 2002 compared to $4.0 million, or 431% of revenues, in the same quarter of 2001. Reductions in advertising spending accounted for 45% of the decrease and reductions in payroll costs accounted for 40% of the decrease. Sales and marketing expenses are expected to increase slightly in the second and remaining quarter of 2002 as additional sales people and supporting staff are expected to be hired.

Connectivity and Network Costs

     Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs. Connectivity and network costs decreased by $309,000 to $322,000, or 42% of revenues, in the quarter ended March 31, 2002 compared to $631,000, or 68% of revenues, in the same quarter of 2001. During the first quarter of 2001 costs were incurred to support both the network and the FreeShop site. The reduction from the prior year results from only incurring costs to support network activity in the current year.

Partner fees

     Partner fees consist of fees owed to network partners and opt-in email list owners based on revenue generating activities created in conjunction with these partners. Partner fees increased by $230,000 to $255,000, or 37% of network revenues, in the quarter ended March 31, 2002 compared to $25,000, or 61% of network revenues, in the same quarter of 2001. These fees have increased on an absolute basis as a result of the increases in network revenue. As a percentage of network revenues such fees have decreased as a result of implementation of email based campaigns in the third quarter of 2001. Email based campaigns that are sent to company owned lists do not have any partner fees associated with them. Also the cost of delivering the emails is deducted before calculating the fees due partners for email based campaigns.

Research and Development

     Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems. Research and development expenses decreased by $777,000 to $150,000, or 19% of revenues, in the quarter ended March 31, 2002 compared to $927,000, or 100% of revenues, in the same quarter of 2001. This decrease is primarily a result of reductions in staff and contractor expenses related to the repositioning of the Company in early 2001. Research and development expenses are expected to remain relatively consist between the first and second quarters of 2002.

General and Administrative

     General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses decreased by $407,000 to $468,000, or 61% of revenues, in the quarter ended March 31, 2002 compared to $875,000, or 95% of revenues, in the same quarter of 2001. The largest factor in this decrease was a one-time expense incurred in the first quarter of 2001. The one-time expense related to the termination of a contract assumed with the purchase of XMarkstheSpot and was approximately $171,000. In addition to this reductions in payroll costs accounted for 38% of the decrease and reductions in audit and accounting fees accounted for 19% of the decrease. General and administrative expenses are expected to increase slightly in the second quarter of 2002.

Depreciation and Amortization

     Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements and goodwill from acquisitions. Depreciation and amortization expenses decreased by $408,000 to $363,000, or 47% of revenues, in the quarter ended March 31, 2002 compared to $771,000, or 83% of revenues, in the same quarter of 2001. The majority of the decrease results from the impairment of goodwill and other acquired intangibles as a result of the repositioning of the business in 2001. Depreciation and amortization is expected to remain relatively consistent between the first and second quarters of 2002.

Equity-Based Compensation

     Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options and stock grants granted to employees and directors at prices below the fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the options granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses decreased by $35,000 to $4,000, or 1% of revenues, in the quarter ended March 31, 2002 compared to $39,000, or 4% of revenues, in the same quarter of 2001. The decrease resulted from the forfeiture of options held by terminated employees and the continued decline in the unearned compensation balance resulting from the use of an accelerated amortization method.

Restructuring costs

     Restructuring costs consist of severance costs and losses on fixed and intangible assets disposed or abandoned as a result of restructuring activities. On February 20, 2001 the Company announced its intention to reposition itself as a direct marketing infrastructure provider, focusing all its resources on building its direct marketing network. As part of this repositioning, activities related to our consumer-direct Web sites, including FreeShop.com, Desteo.com, and CatalogSite.com were discontinued. Severance costs were approximately $1.5 million during the quarter ended March 31, 2001. Losses on fixed and intangible assets result primarily from the write-off of approximately $0.3 million of internally developed software and $1.0 million of intangible assets related to the acquisitions of Commonsite, LLC. and Travel Companions International, Inc. in 1999. The final payments related to the 2001 restructuring were made in January 2002. Amounts paid as part of the restructuring were the same as amounts accrued in the first and second quarter of 2001. We do not expect to incur additional restructuring costs in the near term.

Interest Expense

     Interest expense results from capital equipment leases and notes payable to Imperial Bank, Fingerhut Companies and AFCO, and totaled $8,000 in the quarter ended March 31, 2002 and $46,000 in the quarter ended March 31, 2001. The decrease in interest expense is a result of the Imperial Bank note and Fingerhut Companies notes payable being paid off in August 2001 and November 2001, respectively. Interest expense is expected to continue to decrease as amounts owed are paid down.

Other Income, Net

     Other income, net, consists primarily of interest income and gains and losses on disposals of fixed assets. Other income, net, decreased by $282,000 to $43,000 in the quarter ended March 31, 2002 from $325,000 in the quarter ended March 31, 2001. The decrease is due to lower cash balances resulting primarily from the use of cash in operations. Other income, net will continue to decrease as cash used in operations will decrease the amount available for investment.

Income Taxes

     No provision for federal income taxes has been recorded for any of the periods presented due to the Company's current loss position.

LIQUIDITY AND CAPITAL RESOURCES

     Since we began operating as an independent company in June 1997, we have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through March 31, 2002 totaled $65.7 million, including $21.5 million raised from Fingerhut Companies. As of March 31, 2002, we had approximately $3.6 million in cash, cash equivalents and short-term securities, providing working capital of $3.4 million. No off balance sheet assets or liabilities existed at March 31, 2002.

     Net cash used in operating activities was $1.0 million and $5.7 million in the quarters ended March 31, 2002 and 2001, respectively. Cash used in operating activities in the quarter ended March 31, 2002 resulted primarily from $1.3 million of net losses. The net operating loss was increased by $15,000 of restructuring costs paid in the quarter and a $155,000 increase in accounts receivable. These decreases in operating cash flows were offset by $330,000 of non-cash expenses, a $52,000 increase in prepaid and other assets, a $32,000 decrease in accounts payable and a $12,000 decrease in other accrued liabilities. Cash used in operating activities in the quarter ended March 31, 2001 resulted primarily from $8.9 million of net losses, and was decreased by $2.1 million of non-cash expenses and a $1.1 million decrease in accounts receivable.

     Net cash provided by investing activities was $1.0 million and $8.8 million in the quarters ended March 31, 2002 and 2001, respectively. In the quarter ended March 31, 2002, $1.0 million was received from the maturity of commercial paper purchased in 2001. In addition to the maturity of commercial paper $14,000 was received from the disposal of fixed assets that was offset by $13,000 of equipment purchases. In the quarter ended March 31, 2001, $9.0 million was received from the maturity of commercial paper purchased in 2000 and $231,000 was used to purchase equipment and furniture.

     Net cash used in financing activities was $(53,000) and $(270,000) in the quarter ended March 31, 2002 and 2001, respectively. In the quarter ended March 31, 2002, net cash used in financing activities resulted from $56,000 in principal payments made on a note payable and on capital leases offset by $3,000 in receipts for the Company's common stock resulting from exercise of stock options. In the quarter ended March 31, 2001, net cash used in financing activities resulted primarily from $236,000 in principal payments made on a note payable and on capital leases and $36,000 used to repurchase the Company's common stock.

     We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next six to nine months. Thereafter, we may need to raise additional capital to meet our long-term operating requirements. Although cost reduction measures were implemented in the second quarter of 2001 and revenues in the first quarter of 2002 were higher than in the fourth quarter 2001 there is no assurance these trends can be maintained.

     Our cash requirements depend on several factors, including the level of expenditures on advertising and brand awareness, the rate of market acceptance of our services and the extent to which we use cash for acquisitions and strategic investments. Unanticipated expenses, poor financial results or unanticipated opportunities requiring financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. The notification of noncompliance and possible delisting from Nasdaq and the going concern contingency contained in our audit report may make raising additional capital more difficult. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations. Our accountants have noted that these conditions raise substantial doubt about our ability to continue as a going concern, as emphasized in their report included in our Annual Report on Form 10-K, dated March 29, 2002.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of the Annual Report on Form 10-K, filed with the SEC on March 29, 2002. We believe our most critical accounting policies include revenue recognition, allowance for doubtful accounts and fixed assets.

     The Company currently derives revenue from providing lead generation activities through a network of partners and e-mail mailings. Revenue earned for lead generation though the Aptimus network is based on a fee per lead and is recognized when the lead information is delivered to the client. Revenue earned for e-mail mailings can be based on a fee per lead, a percentage of revenue earned from the mailing, or a cost per thousand e-mails sent. Revenue from e-mail mailings sent on a cost per thousand basis is recognized when the e-mail is delivered. Revenue from e-mail mailings sent on a fee per lead or a percentage of revenue earned from the mailing basis is recognized when amounts are determinable, generally when the customer receives the leads.

     Revenues generated through network partners and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-17 (EITF 99-17). Fees paid to network partners and opt-in email list owners related to these revenues were $255,000 and $25,000 for the three months ended March 31, 2002 and 2001, respectively. These fees are shown as Partner fees on the Statement of Operations. Email based campaigns that are sent to Company owned lists do not have partner fees associated with them.

     The company has evaluated the guidance provided by Emerging Issues Task Force consensus 99-17 (EITF 99-17) as it relates to determining whether revenue should be recorded gross or net of the payments made to network partners and opt-in email list owners. The Company has determined the recording of revenues gross is appropriate based upon the following factors:

     o    Aptimus acts as a principal in these transactions;
     o Aptimus and its customer are the only companies identified in the signed contracts;
     o Aptimus is solely responsible to the client for fulfillment of the contract;
     o    Aptimus determines how the offer will be presented across the network;
          and
     o Amounts earned are based on leads or emails delivered and are not based on amounts paid to partners.

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

        Office furniture and equipment.................   Five years
        Computer hardware and software.................   Three years
        Leasehold improvements.........................   Three to Five years

     The cost of normal maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains or losses on the disposition of assets in the normal course of business are reflected in other income, net as part of the results of operations at the time of disposal.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     We adopted SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations", and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in the quarter ended March 31, 2002. The adoption of these standards did not have a material impact on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All of the Company's cash equivalents, short-term securities and capital lease obligations are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of March 31, 2002, however, the Company's cash equivalents and short-term securities mature within three months. As of March 31, 2002, the Company believes the reported amounts of cash equivalents, short-term securities, capital lease obligations and notes payable to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

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

     For Items 2, 3, 4 and 5 there was no reportable information for the three months ended March 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

    Exhibit
     Number                             Description
     ------                             -----------
      3.1*        Second Amended and Restated Articles of Incorporation of
                  registrant.
      3.1.1^^     Articles of Amendment filed September 16, 2000.
      3.1.2       Articles of Amendment filed March 29, 2002.
      3.2*        Amended and Restated Bylaws of registrant.
      4.1*        Specimen Stock Certificate.
      4.2*        Form of Common Stock Warrant.
      4.3^^^      Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.
      10.1*++     Form of Indemnification Agreement between the registrant and each of its directors.
      10.2. *++   1997 Stock Option Plan, as amended.
      10.3. *++   Form of Stock Option Agreement.
      10.4*       Investor Subscription Agreement, dated December 10, 1998,
                  between registrant and Fingerhut Companies, Inc.
      10.5*       Warrant Agreement, dated December 10, 1998, between registrant and Fingerhut Companies, Inc.
      10.6*       Stockholders Agreement, dated December 10, 1998, among
                  registrant, Timothy C. Choate, John P. Ballantine and
                  Fingerhut Companies, Inc.
      10.7*       Asset Purchase Agreement, dated May 5, 1999, among registrant,
                  Travel Companions International, Inc., Jeff Mohr and
                  Janet Mohr.
      10.8*       Asset Purchase Agreement, dated May 6, 1999, among registrant,
                  Commonsite LLC and Alan Bennett.
      10.9*       Registration Rights Agreement, dated May 6, 1999, between
                  registrant and Commonsite LLC.
      10.10*      Loan and Security Agreement, dated September 18, 1998, between registrant and Imperial Bank.
      10.11*      Lease Agreement, dated September 23, 1997 and amended as of
                  February 16, 1999, between registrant and Merrill Place LLC.
      10.11.1*    Second Amendment to Lease, dated November 30, 1999, between registrant and Merrill Place LLC.
      10.12*      Promotion Agreement, dated May 18, 1998 and amended as of
                  June 30, 1998 and September 30, 1998, between registrant and
                  CNET, Inc.
      10.13+*     Linkshare Network Membership Agreement, dated September 23,
                  1998, between registrant and Linkshare Corporation.
      10.14*      Letter Agreement dated June 18, 1999 between registrant and
                  Fingerhut.
      10.15*      Escrow Agreement dated June 18, 1999 between registrant and
                  Fingerhut.
      10.16*      Common Stock Purchase Warrant dated January 26, 1998 in favor of Karrie Lee.
      10.17*      Warrant to Purchase Stock dated September 18, 1998 in favor of
                  Imperial Bank.
      10.18*      Common Stock Purchase Warrant dated January 23, 1998 in favor of Hallco Leasing Corporation.
      10.19*      Common Stock Purchase Warrant dated December 4, 1997 in favor of Hallco Leasing Corporation.
      10.20*      Common Stock Purchase Warrant dated January 26, 1998 in favor of Employco, Inc.
      10.21+*     Marketing Agreement with NewSub Services, Inc. effective as of
                  June 1, 1999.

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

(b) Reports on Form 8-K:

A report was filed on March 18, 2002, announcing the implementation of a shareholder rights plan.

A report was filed on April 17, 2002, announcing the Company's preliminary financial results for the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   APTIMUS, INC.


Date: May 15, 2002             By: /s/ JOHN A. WADE

                                   Name:  John A. Wade
                                   Title: Chief Financial Officer
                                   (authorized officer and principal
                                   financial officer)