Form 10-Q
period 2002-06-30
APTIMUS INC
filed 2002-08-14
CIK 1087277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file Number: 0-27065

APTIMUS, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1808146 (I.R.S. Employer Identification No.)

95 South Jackson Street, Suite 300, Seattle, Washington 98104
(Address of principal executive offices and zip code)

(206) 441-9100
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of outstanding shares of common stock, no par value, of the Registrant at July 31, 2002 was 4,054,651.

APTIMUS, INC.

INDEX TO THE FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

i

PART I  –  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APTIMUS, INC.
BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	December 31, 2001	June 30, 2002

ASSETS
Cash and cash equivalents	$ 3,651	$ 2,519
Accounts receivable, net	269	432
Prepaid expenses and other assets	219	134
Short-term investments	1,046	51
Total current assets	5,185	3,136
Fixed assets, net	2,115	1,412
Intangible assets, net	33	24
Long-term investments	147	147
Deposits	30	30
	$ 7,510	$ 4,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$ 204	$ 304
Accrued and other liabilities	421	478
of capital lease obligations	84	106
Current portion of notes payable	89	13
Total current liabilities	798	901
Capital lease obligations, net of current portion	68	2
Total liabilities	866	903
Shareholders' equity Common stock, no par value; 100,000 shares authorized, 3,985 and 4,055 issued and outstanding at December 31, 2001 and June 30, 2002, respectively	60,173	60,200
Additional paid-in capital	2,534	2,512
Deferred stock compensation	(13)	(6)
Notes receivable from shareholders		(27)
Accumulated deficit	(56,050)	(58,833)
Total shareholders' equity	6,644	3,846
	$ 7,510	$ 4,749

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2001	2002	2001	2002
Net revenues	$ 381	$ 782	$ 1,307	$ 1,555
Operating expenses
Sales and marketing	1,627	596	5,616	1,139
Connectivity and network costs	444	417	1,075	739
Partner fees	70	315	95	570
Research and development	380	149	1,307	299
General and administrative	641	439	1,516	907
Depreciation and amortization	633	363	1,404	726
Equity-based compensation	15	3	54	7
Restructuring costs	2,192	-	4,998	-
Total operating expenses	6,002	2,282	16,065	4,387
Operating loss	(5,621)	(1,500)	(14,758)	(2,832)
Interest expense	52	7	98	15
Other income	(198)	(21)	(523)	(64)
Net loss	$ (5,475)	$ (1,486)	$ (14,333)	$ (2,783)
Basic and diluted net loss per share	$ (0.42)	$ (0.37)	$ (1.00)	$ (0.70)
Weighted-average shares used in computing basic and diluted net loss per share	13,045	4,020	14,283	4,003

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (14,333)	$ (2,783)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,404	726
Bad debt expense	8	1
Amortization of deferred compensation	54	7
Gain on disposal of assets	-	(31)
Restructuring costs	4,998	-
Cash paid for restructuring costs	(1,711)	(15)
Amortization of discount on short-term investments	(36)	(4)
Changes in assets and liabilities, net of impact of acquisitions:
Accounts receivable	1,836	(164)
Prepaid expenses and other assets	82	93
Accounts payable	(2,032)	115
Accrued and other liabilities	(261)	57
Net cash used in operating activities	(9,991)	(1,988)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(366)	(14)
Proceeds from disposal of assets	-	23
Purchase of short-term investments	(1,982)	(1)
Sale of short-term investments	9,000	1,000
Proceeds from reduction in long-term investments	1	-
Net cash provided by investing activities	6,653	1,008
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases	(114)	(44)
Repayment of notes payable	(487)	(76)
Notes issued to shareholders	-	(27)
Repurchase of common stock	(334)	-
Issuance of common stock, net of issuance stocks	5	5
Net cash used in financing activities	(930)	(142)
Net decrease in cash and cash equivalents	(4,268)	(1,132)
Cash and cash equivalents at beginning of period	12,854	3,651
Cash and cash equivalents at end of period	$ 8,586	$ 2,519

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION

The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles in the United States America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2002.

Certain changes have been made to the description and presentation of the Statement of Operations during the current year. Fees paid to network partners, including email list owners have been reclassified in the statement of operations as Partner fees. Such costs were included in the connectivity and network costs line in prior periods. Prior period presentation has been changed to conform to current period presentation. These changes to the description and presentation of the Statement of Operations had no effect on net loss. Additionally certain changes were made to the Statement of Cash Flows to conform to the current year presentation. These reclassification had no impact on results of operations or cash flows for the period.

Our business has been operating at a loss and generating negative cash flows from operations since inception. As of June 30, 2002, we had accumulated losses of approximately $58.8 million. Even with anticipated growth in revenues, we expect our losses and negative cash flows are likely to continue during the fiscal year ending December 31, 2002.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to increase revenues or contain operating expenses as planned it may not have sufficient funds to satisfy its cash requirements. The Company may be forced to curtail operations further, dispose of assets or seek additional funding. Such events would materially and adversely affect the value of the Company’s equity securities. There can be no assurance that the Company will be able to successfully complete the steps necessary to continue as a going concern.

2.          REVENUE RECOGNITION

The Company currently derives revenue from providing lead generation activities through a network of partners and e-mail mailings.

Revenue earned for lead generation through the Aptimus network is based on a fee per lead and is recognized when the lead information is delivered to the client. Revenue earned for e-mail mailings can be based on a fee per lead, a percentage of revenue earned from the mailing, or a cost per thousand e-mails sent. Revenue from e-mail mailings sent on a cost per thousand basis is recognized when the e-mail is delivered. Revenues from e-mail mailings sent on a fee per lead or a percentage of revenue earned from the mailing basis are recognized when amounts are determinable, generally when the customer receives the leads.

Revenues generated through network partners and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-19 (EITF 99-19). Fees paid to network partners and opt-in email list owners related to these revenues are shown as Partner fees on the Statement of Operations. Email based campaigns that are sent to Company owned lists do not have partner fees associated with them.

The Company has evaluated the guidance provided by EITF 99-19 as it relates to determining whether revenue should be recorded gross or net for the payments made to network partners and opt-in email list owners. The Company has determined the recording of revenues gross is appropriate based upon the following factors:

•	Aptimus acts as a principal in these transactions;
•	Aptimus and its customer are the only companies identified in the signed contracts;
•	Aptimus is solely responsible to the client for fulfillment of the contract;
•	Aptimus determines how the offer will be presented across the network; and
•	Amounts earned are based on leads or emails delivered and are not based on amounts paid to partners.

In addition to the ongoing revenue related to the network and email mailings some revenue has been recognized through March 31, 2002 related to services performed on the FreeShop site. These revenues have been recognized when received, as collection was not reasonably assured at the time the services were performed. As of June 30, 2002 it is not expected that any additional amounts will be received that have not been previously recognized as revenue.

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

The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Numerator:
Net loss	$ (5,475)	$ (1,486)	$ (14,333)	$ (2,783)
Denominator:
Weighted average shares used in computing net loss per share	13,045	4,020	14,283	4,003

Potentially dilutive securities consist of the following:
Options to purchase common stock	1,236	1,469	1,236	1,469
Warrants to purchase common stock	166	16	166	16
	1,402	1,485	1,402	1,485

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

Restructuring costs of $4,998,000 for the year ended December 31, 2001 were recognized in accordance with the guidance of Emerging Issues Task Force 94-3. The restructuring resulted in the following charges during 2001 (in thousands):

Types of Costs	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Employee severance	$ 1,462	$ 503	$ –	$ –	$ 1,965
Capitalized software costs	364				364
Disposal of fixed assets, Net	4	534			538
Impairment of intangible assets	976	1,155			2,131
Total	$ 2,806	$ 2,192	$ –	$ –	$ 4,998
Balance of severance accrual at end of period	$ 511	$ 204	$ 57	$ 15	$ 15

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

At June 30, 2002 no assets that were to be disposed of as part of the 2001 restructuring plan remained on the balance sheet, we do not anticipate any additional costs to be recorded as a result of the 2001 restructuring plan and all planned expenditures under the 2001 restructuring plan have been completed.

6.          NOTES RECEIVABLE FROM SHAREHOLDERS

In May 2002, 23,600 shares of our common stock were purchased from a departing executive officer for $27,376 by four of the Company’s executive officers. To facilitate this transaction the Company loaned the four executive officers the $27,376 necessary to purchase these shares. The notes receivable bear interest at the prime rate and are secured by the stock purchased with the loan proceeds. The terms of the notes receivable call for repayment at the earlier of the end of two years or the termination of employment. The terms also call for the loan to be forgiven in the event the executive is still employed after two years, a bankruptcy petition is filed by or against the Company, or if the Company otherwise elects at its sole discretion.

7.          SUBSEQUENT EVENT

Long-term investments consist of a minority equity investment in a non-public company, which is being accounted for on the cost basis. Currently, the non-public entity is raising money in a private placement through which we are investigating the liquidation of our position. If we choose to liquidate this investment we may incur a loss on the sale of the investment, which is estimated to range from $67,000 to $127,000.

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

      We are positioning ourselves to be the leading online direct response network. Our focus is creating high volume performance-based customer acquisition solutions for major consumer marketers. To achieve these objectives, we leverage our proprietary technology platform to dynamically present offers to large volumes of transacting consumers at the point of transaction, when they are most likely to respond, across a broad variety of web sites. We focus our efforts around three primary offer presentation formats:

1.	CoRegistration – This is our core focus, whereby we present relevant offers to transacting consumers in a manner that allows them to “opt-in” or choose the offers they wish to receive. By managing the registration process, we can target offers “real time” based on the site demographics, the data entered in the order process (e.g. geotargeting), and/or the substance of the specific transaction. Managed transactions include product purchases, email and site registrations or joins, and other transactional actions occurring on the web sites of our distribution partners.

2.	Pop-Ups/Interstitials – We present relevant offers via advertising screens that “pop up” or “pop under” when consumers take particular actions such as visiting a specific web site or web page.

3.	Email – We present relevant offers to consumers via opt-in email lists, including lists that we own, lists that we manage for others, and third party lists.

      During the six months ended June 30, 2002 we derived our revenues primarily from lead generation contracts related to the Aptimus network, including email deliveries. We receive lead generation revenues when we deliver customer information to a marketer in connection with an offer distributed through our network of partners, including email list partners. Approximately 28% of our revenue was derived from advertising contracts where we receive advertising revenues from delivery of advertisements to opt-in email lists. Lead generation pricing is based on cost per lead and varies depending on the type of offer. Generally, pricing of advertising is based on cost per thousand impressions basis. We recognize revenues in the period in which we deliver the service, provided we have no further performance obligation. During the six months ended June 30, 2001 we derived our revenues primarily from online lead generation and advertising contracts related to the FreeShop Web site and Club FreeShop email Newsletters. The services we deliver are primarily sold under short-term agreements that are subject to cancellation.

     In the quarters ended June 30, 2001 and 2002 our ten largest clients accounted for 57.9% and 50.2% of our revenues, respectively. During the quarter ended June 30, 2001, Caribbean Tourism Organization accounted for 13.5% of our revenues. No other client accounted for more than 10% of our revenues in the quarter ended June 30, 2001. During the quarter ended June 30, 2002 MyPoints.com, Inc. was our largest client accounting for 14.1% of our revenues. MyPoints.com, Inc. is still a client, however, the volume of activity with them significantly declined in the middle of May 2002 and is expected to remain at this lower level of activity in the future. No other client accounted for more than 10% of our revenues in the quarter ended June 30, 2002. In the six months ended June 30, 2001 and 2002 our ten largest clients accounted for 39.0% and 46.2% of our revenues, respectively. No single client accounted for more than 10% of revenues in the six months ended June 30, 2001. During the six months ended June 30, 2002 MyPoints.com, Inc. was our largest client accounting for 15.0% of our revenues. No other client accounted for more than 10% of our revenues in the six months ended June 30, 2002.

     Our business has been operating at a loss and generating negative cash flows from operations since inception. As of June 30, 2002, we had accumulated losses of approximately $58.8 million. Even with anticipated growth in revenues, we expect our losses and negative cash flows are likely to continue during the fiscal year ending December 31, 2002. Our accountants have noted that these conditions raise substantial doubt about our ability to continue as a going concern, as emphasized in their report included in our Annual Report on Form 10-K, filed March 29, 2002.

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

     Our common stock has been quoted on the Nasdaq National Market since our September 1999 initial public offering. By letter dated February 15, 2002, we were advised by Nasdaq Listing Qualifications that we were then out of compliance with the Nasdaq National Market rule that requires a National Market-listed company to maintain a $5.0 million minimum market value for its publicly held shares. As of May 16, 2002, the Company had not regained compliance with this rule and, accordingly, Nasdaq notified the Company that its securities would be delisted from the Nasdaq National Market, effective, May 28, 2002. By letter dated May 23, 2002, we appealed the staff determination to delist the Company's securities from the National Market. The appeal had the effect of staying the delisting pending a decision on the appeal by the hearings panel. The Company presented its appeal of the delisting to the hearings panel on July 12, 2002, requesting, in the alternative, that its securities remain listed on the Nasdaq National Market, or that its application for listing on the Nasdaq SmallCap Market be accepted and its securities listed on that Market as promptly as practicable. By letter dated August 12, 2002, Nasdaq notified the Company of the panel's decision to transfer the listing of the Company's securities to the Nasdaq SmallCap Market, effective with the open of business on Thursday, August 15, 2002. The panel has conditioned the transfer on the fact that if the Company's shares continue to close below the SmallCap Market's $1.00 per share minimum bid price requirement for the thirty-trading day period ending August 30 2002, the Company will be notified of such noncompliance and will be granted a period of 180 calendar days within which to demonstrate compliance with the $1.00 minimum bid and all other minimum listing requirements. Failure to meet all of the minimum listing requirements in the prescribed period will be cause for delisting of the Company's shares from the Nasdaq SmallCap Market.

RESULTS OF OPERATIONS

Revenues

     We currently derive our revenues primarily from network activities, which include both lead generation activities through a network of partners and e-mail mailings. In the prior year our revenues also included online lead generation and advertising contracts related to the FreeShop, Catalogsite, and Desteo websites. Our revenues increased by $401,000, or 105%, to $782,000 in the quarter ended June 30, 2002 from $381,000 in the same quarter of 2001. For the six months ended June 30, 2002, net revenues have increased by $248,000 or 19% to $1.6 million, from $1.3 million in the first six months of 2001. During 2001 we refocused our efforts to a network lead generation model from a site centric lead generation model. Revenue in the six months ended June 30, 2001 was primarily derived from the FreeShop site, which was discontinued in the second quarter of 2001. This refocusing resulted in a significant decline in revenues through the third quarter of 2001. Net revenue has increased since then. Network revenue growth in the current quarter was only 12.5% compared to over 100% in each of the preceding two quarters. The level of revenue growth experienced in the first six months of the year may not be sustainable and a slower rate of growth may be experienced in the third quarter of 2002. The table below provides detail of the composition of our net revenue, in thousands:

	Three Months Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,	Mar. 31,	June 30,
	2001	2001	2001	2001	2002	2002

Network revenue.	$ 41	$ 127	$ 140	$ 322	$ 695	$ 782
FreeShop site related revenue	885	254	48	57	78	-
Total revenue	$ 926	$ 381	$ 188	$ 379	$ 773	$ 782

Sales and Marketing

     Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs in 2002. During the beginning of 2001, sales and marketing costs included significant amounts of marketing and promotional costs related to developing our brands and generating visits to our Web sites. Sales and marketing expenses decreased by $1.0 million to $596,000, or 76% of revenues, in the quarter ended June 30, 2002 from $1.6 million, or 427% of revenues, in the same quarter of 2001. For the six months ended June 30, 2002, sales and marketing expenses have decreased by $4.5 million to $1.1 million, or 73% of revenues, from $5.6 million, or 430% of revenues, in the first six months of 2001. The decrease in sales and marketing expenses is primarily related to reductions in advertising spending and payroll related costs. For the six months ended June 30, 2002, reductions in spending for advertising accounted for 37% of the decrease and reductions in payroll costs accounted for 40% of the decrease. Sales and marketing expenses are expected to increase slightly in the remaining quarters of 2002 as it is expected that additional sales people and supporting staff will be hired.

Connectivity and Network Costs

     Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs. Connectivity and network costs decreased by $27,000 to

$417,000, or 53% of revenues, in the quarter ended June 30, 2002 from $444,000, or 117% of revenues, in the same quarter of 2001. For the six months ended June 30, 2002, Internet and network connectivity expenses have decreased by $336,000 to $739,000, or 48% of revenues, from $1.1 million, or 82% of revenues, in the first six months of 2001. During the first quarter of 2001 costs were incurred to support both the network and the FreeShop site. The decrease in connectivity and network costs is primarily related to reductions in connectivity spending and payroll related costs. For the six months ended June 30, 2002 reductions in connectivity spending accounted for 57% of the decrease and reductions in payroll costs accounted for 41% of the decrease.

Partner fees

     Partner fees consist of fees owed to network distribution partners and opt-in email list owners based on revenue generating activities created in conjunction with these partners. Partner fees increased by $245,000 to $315,000, or 40% of network revenues, in the quarter ended June 30, 2002 from $70,000, or 55% of network revenues, in the same quarter of 2001. For the six months ended June 30, 2002, partner fees have increased by $475,000 to $570,000, or 39% of network revenues, from $95,000, or 57% of revenues, in the first six months of 2001. Network revenue is used instead of total revenues for partner fees as this is considered a more meaningful statistic since partner fees only relate to network revenues. These fees have increased on an absolute basis as a result of the increases in network revenue. As a percentage of network revenues such fees have decreased as a result of implementation of e-mail based campaigns in the third quarter of 2001. Email based campaigns that are sent to Company-owned lists do not have any partner fees associated with them. Also the cost of delivering the emails and certain third-party costs are deducted before calculating the fees due partners for email based campaigns not sent to Company-owned lists.

Research and Development

     Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems. Research and development expenses decreased by $231,000 to $149,000, or 19% of revenues, in the quarter ended June 30, 2002 from $380,000, or 100% of revenues, in the same quarter of 2001. For the six months ended June 30, 2002, research and development expenses have decreased by $1.0 million to $299,000, or 19% of revenues, from $1.3 million, or 100% of revenues, in the first six months of 2001. The decrease in research and development expense is primarily related to reductions in payroll costs and contractor expenses resulting from repositioning the company in early 2001. For the six months ended June 30, 2002 reductions in staff accounted for 47% of the decrease and reductions in contractor expenses accounted for 45% of the decrease. Research and development expenses in the third quarter of 2002 are expected to remain relatively consistent with the second quarter of 2002.

General and Administrative

     General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses decreased by $202,000 to $439,000, or 56% of revenues, in the quarter ended June 30, 2002 from $641,000, or 168% of revenues, in the same quarter of 2001. For the six months ended June 30, 2002, general and administrative expenses have decreased by $609,000 to $907,000, or 58% of revenues, from $1.5 million, or 116% of revenues, in the first six months of 2001. The largest factor in this decrease was a one-time expense incurred in the first quarter of 2001. The one-time expense related to the termination of a contract assumed with the purchase of XMarkstheSpot and was approximately $171,000 or 28% of the decrease. In addition to this the decrease in general administrative expense is primarily related to reductions in payroll costs and audit and accounting fees. For the six months ended June 30, 2002, reductions in payroll costs accounted for 25% of the decrease and reductions in audit and accounting fees accounted for 15% of the decrease. General and administrative expenses in the third quarter of 2002 are expected to remain relatively consistent with the second quarter of 2002.

Depreciation and Amortization

     Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements and goodwill from acquisitions. Depreciation and amortization expenses decreased by $270,000 to $363,000, or 46% of revenues, in the quarter ended June 30, 2002 compared to $633,000, or 166% of revenues, in the same quarter of 2001. For the six months ended June 30, 2002, depreciation and amortization expenses have decreased by $678,000 to $726,000, or 47% of revenues, compared to $1.4 million, or 107% of revenues, in the first six months of 2001. The majority of the decrease results from the impairment of goodwill and other acquired intangibles as a result of the repositioning of the business in 2001. Depreciation and amortization in the third quarter of 2002 is expected to remain relatively consistent with the second quarter of 2002.

Equity-Based Compensation

     Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options and stock grants granted to employees and directors at prices below the fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the options granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses decreased by $12,000 to $3,000, or less than 1% of revenues, in the quarter ended June 30, 2002 compared to $15,000, or 4% of revenues, in the same quarter of 2001. For the six months ended June 30, 2002, equity-based compensation expenses decreased by $47,000 to $7,000, or less than 1% of revenues, compared to $54,000, or 4% of revenues, in the first six months of 2001. The decrease resulted from the forfeiture of options held by terminated employees and the continued decline in the unearned compensation balance resulting from the continued amortization of the balance.

Restructuring costs

     Restructuring costs consist of severance costs and losses on fixed and intangible assets disposed or abandoned as a result of restructuring activities. On February 20, 2001, the Company announced its intention to reposition itself as a direct marketing infrastructure provider, focusing all its resources on building its direct marketing network. As part of this repositioning, activities related to our consumer-direct Web sites, including FreeShop.com, Desteo.com, and CatalogSite.com were discontinued. Severance costs were approximately $503,000 and $2.0 million in the quarter and six months ended June 30, 2001, respectively. In addition to severance costs, the repositioning resulted in the disposal and abandonment $953,000 of capitalized software and fixed assets. In conjunction with the disposal of these assets, the Company received approximately $51,000 of proceeds, which is included as an offset in the restructuring costs. Additionally, during 2001 we recorded a restructuring charge related to the impairment of intangible assets related to the repositioning activities. Approximately $1.0 million of intangible assets related to the acquisitions of Commonsite, LLC and Travel Companions International, Inc. were impaired in the first quarter of 2001 as they related to our consumer direct Web site business for which a plan of exit was implemented in the first quarter of 2001. Approximatley $1.2 million of intangible assets related to the business acquisition of XMarkstheSpot, Inc. were impaired in the second quarter of 2001 as the majority of the acquired workforce was terminated and the acquired technology was replaced. The final payments related to the 2001 restructuring were made in January 2002. Amounts paid as part of the restructuring were the same as amounts accrued in the first and second quarter of 2001. We do not expect to incur additional restructuring costs in the near term.

Interest Expense

     Interest expense results from capital equipment leases and notes payable to Comerica Bank, f/k/a Imperial Bank, Fingerhut Companies and AFCO. Interest expense totaled $7,000 in the quarter ended June 30, 2002 and $52,000 in the same quarter of 2001. For the six months ended June 30, 2002, interest expense totals $15,000 and $98,000 in the first six months of 2002, and 2001, respectively. The decrease in interest expense is a result of the Comerica Bank note and Fingerhut Companies notes payable being paid off in August 2001 and November 2001, respectively. Interest expense is expected to continue to decrease as remaining amounts owed are paid down.

Other Income, Net

     Other income, net, consists primarily of interest income and gains and losses on disposals of assets. Other income, net, decreased by $177,000 to $21,000, or 3% of revenues, in the quarter ended June 30, 2002 compared to $198,000, or 52% of revenues, in the same quarter of 2001. For the six months ended June 30, 2002, other income, net has decreased by $459,000 to $64,000, or 4% of revenues, compared to $523,000, or 40% of revenues, in the first six months of 2001.The decrease is due to lower cash balances resulting primarily from the use of cash in operations and the Company's issuer tender offer in the fourth quarter of 2001. Other income, net will continue to decrease as cash used in operations will decrease the amount available for investment.

Income Taxes

     No provision for federal income taxes has been recorded for any of the periods presented due to the Company's current loss position.

LIQUIDITY AND CAPITAL RESOURCES

     Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through June 30, 2002 totaled $65.7 million, including $21.5 million raised from Fingerhut Companies. As of June 30, 2002, we had approximately $2.6 million in cash, cash equivalents and short-term securities, providing working capital of $2.2 million. No off-balance sheet assets or liabilities existed at June 30, 2002.

     Net cash used in operating activities was $2.0 million and $10.0 million in the six months ended June 30, 2002 and 2001, respectively. Cash used in operating activities in the six months ended June 30, 2002 resulted primarily from $2.8 million of net loss. Net cash outflows from operations were increased by $15,000 of restructuring costs paid in the period, $31,000 of gains on equipment sales, $4,000 in amortization of discount on short-term investments, and a $164,000 increase in accounts receivable. Net cash outflows were offset by $734,000 of non-cash expenses, a $93,000 decrease in prepaid expenses and other assets, a $115,000 increase in accounts payable and a $57,000 increase in accrued and other liabilities. Cash used in operating activities in the six months ended June 30, 2001 resulted primarily from $14.3 million of net losses. Net cash outflows from operations were increased by $1.7 million of restructuring costs paid in the six-month period, $36,000 in amortization of discount on short-term investments, a $2.0 million decrease in accounts payable and a $261,000 decrease in accrued liabilities. Net cash outflows were offset by $6.5 million of non-cash expenses, a $82,000 decrease in prepaid expenses and other assets and a $1.8 million decrease in accounts receivable.

     Net cash provided by investing activities was $1.0 million and $6.7 million in the six months ended June 30, 2002 and 2001, respectively. In the six months ended June 30, 2002, $1.0 million was received from the maturity of commercial paper purchased in 2001. In addition to the maturity of commercial paper, $23,000 was received from the disposal of fixed assets and $14,000 was used for the purchase of additional equipment. In the six months ended June 30, 2001, $9.0 million was received from the maturity of commercial paper purchased in 2000, $2.0 million was used for the purchase of commercial paper and $366,000 was used to purchase equipment and furniture.

     Net cash used in financing activities was $142,000 and $930,000 in the six months ended June 30, 2002 and 2001, respectively. In the six months ended June 30, 2002, net cash used in financing activities resulted from $76,000 in principal payments made on a note payable, $44,000 in principle payments on capital leases, $27,000 loaned to officers for the purchase of company stock. These uses of cash were offset by $5,000 received for the issuance of common stock resulting from exercise of stock options. In the six months ended June 30, 2001, net cash used in financing activities resulted from $487,000 in principal payments made on notes payable, $114,000 in principle payments on capital leases and $334,000 used to repurchase the Company's common stock. These uses of cash were offset by $5,000 received for the issuance of common stock resulting from exercise of stock options.

     We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next six months. Thereafter, we may need to raise additional capital to meet our long-term operating requirements. Although cost reduction measures were implemented in the second quarter of 2001 and revenues have increased over the past three quarter there is no assurance these trends can be maintained.

     Cash commitments under non-cancelable agreements over the next five years consist of payments for rent, connectivity and capital leases. Such commitments total $763,000 for the remainder of 2002, $1.6 million during the year ended December 31, 2003 and $546,000 through May of 2004. No cash commitments currently extend beyond May of 2004.

     Our cash requirements depend on several factors, including the level of expenditures on advertising and brand awareness, the rate of market acceptance of our services and the extent to which we use cash for acquisitions and strategic investments. Unanticipated expenses, poor financial results or unanticipated opportunities requiring financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. The notification of noncompliance and possible delisting from Nasdaq and the going concern contingency contained in our audit report may make raising additional capital more difficult. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations. Our accountants have noted that these conditions raise substantial doubt about our ability to continue as a going concern, as emphasized in their report included in our Annual Report on Form 10-K, filed March 29, 2002.

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

     Revenues generated through network partners and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-17 (EITF 99-19). Fees paid to network partners and opt-in email list owners related to these revenues were $570,000 and $95,000 for the six months ended June 30, 2002 and 2001, respectively. These fees are shown as Partner fees on the Statement of Operations. Email based campaigns that are sent to Company owned lists do not have partner fees associated with them.

     The company has evaluated the guidance provided by Emerging Issues Task Force consensus 99-17 (EITF 99-19) as it relates to determining whether revenue should be recorded gross or net of the payments made to network partners and opt-in email list owners. The Company has determined the recording of revenues gross is appropriate based upon the following factors:

•	Aptimus acts as a principal in these transactions;
•	Aptimus and its customer are the only companies identified in the signed contracts;
•	Aptimus is solely responsible to the client for fulfillment of the contract;
•	Aptimus determines how the offer will be presented across the network; and
•	Amounts earned are based on leads or emails delivered and are not based on amounts paid to partners.

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

Office furniture and equipment	Five years
Computer hardware and software	Three years
Leasehold improvements	Three to Five years

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All of the Company's cash equivalents, short-term securities and capital lease obligations are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of June 30, 2002, however, the Company's cash equivalents and short-term securities mature within three months. As of June 30, 2002, the Company believes the reported amounts of cash equivalents, short-term securities, capital lease obligations and notes payable to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Changes in Securities None.

(b)	Sales of Unregistered Securities None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2002 Annual Meeting of Shareholders (the "Annual Meeting") was held at 2:00 p.m. on May 21, 2002 at the Company's offices, 657 Mission Street, Suite 200, San Francisco, California 94105. At the Annual Meeting, the shareholders were asked to:

1.	Elect four directors to the board of directors: Timothy C. Choate, John B. Balousek, Richard C. Gallagher and Robert W. Wrubel; and
2.	Vote for ratification of the selection of Moss Adams LLP as independent accountants for the Company.

     At the Annual Meeting, the shareholders elected each of the nominees for director and ratified the selection of Moss Adams LLP, as independent accountants for the Company.

     The number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office are as follows:

Matter or Nominee	Vote Cast For	Votes Cast Against	Votes Withheld	Abstentions	Broker Non-Votes
Timothy C. Choate	3,335,762	-	6,235	-	-
John B. Balousek	3,326,939	-	15,058	-	-
Richard C. Gallagher	3,338,049	-	3,948	-	-
Robert W. Wrubel	3,338,049	-	3,948	-	-
Ratification of Moss Adams LLP	3,335,017	2,600	-	4,380	-

ITEM 5.  OTHER EVENTS

      As noted elsewhere in this report, the Company received notice from Nasdaq Listing Qualifications that its securities were non-compliant with the $5,000,000 minimum value of publicly held shares requirement for continued listing on the Nasdaq National Market and would thus be delisted from that Market. The Company appealed that decision, which among other things had the effect of staying the delisting pending the outcome of the appeal. On its appeal, which was presented to the Hearings Panel on July 12, 2002, the Company asked, in the alternative, that its securities remain listed on the Nasdaq National Market, or that they be accepted for listing on the Nasdaq SmallCap Market. By letter dated August 12, 2002, the Company was notified by Nasdaq that its securities would be transferred to the Nasdaq SmallCap Market, effective with the open of business, August 15, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:
Exhibit Number	Description
3.1(1)	Second Amended and Restated Articles of Incorporation of registrant.
3.1.1(5)	Articles of Amendment filed September 16, 2000.
3.1.2(9)	Articles of Amendment filed March 29, 2002.
3.2(5)	Amended and Restated Bylaws of registrant.
4.1(5)	Specimen Stock Certificate.
4.2(5)	Form of Common Stock Warrant.
4.3(6)	Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.
10.1(1)(8)	Form of Indemnification Agreement between the registrant and each of its directors.
10.2(1)(8)	1997 Stock Option Plan, as amended.
10.3(1)(8)	Form of Stock Option Agreement.
10.4(1)	Investor Subscription Agreement, dated December 10, 1998, between registrant and Fingerhut Companies, Inc.
10.5(1)	Warrant Agreement, dated December 10, 1998, between registrant and Fingerhut Companies, Inc.

Exhibit Number	Description

10.6(1)	Stockholders Agreement, dated December 10, 1998, among registrant, Timothy C. Choate, John P. Ballantine and Fingerhut Companies, Inc.
10.7(1)	Asset Purchase Agreement, dated May 5, 1999, among registrant, Travel Companions International, Inc., Jeff Mohr and Janet Mohr.
10.8(1)	Asset Purchase Agreement, dated May 6, 1999, among registrant, Commonsite LLC and Alan Bennett.
10.9(1)	Registration Rights Agreement, dated May 6, 1999, between registrant and Commonsite LLC.
10.10(1)	Loan and Security Agreement, dated September 18, 1998, between registrant and Imperial Bank.
10.11(1)	Lease Agreement, dated September 23, 1997 and amended as of February 16, 1999, between registrant and Merrill Place LLC.
10.11.1(1)	Second Amendment to Lease, dated November 30, 1999, between registrant and Merrill Place LLC.
10.12(1)	Promotion Agreement, dated May 18, 1998 and amended as of June 30, 1998 and September 30, 1998, between registrant and CNET, Inc.
10.13(1)(7)	Linkshare Network Membership Agreement, dated September 23, 1998, between registrant and Linkshare Corporation.
10.14(1)	Letter Agreement dated June 18, 1999 between registrant and Fingerhut.
10.15(1)	Escrow Agreement dated June 18, 1999 between registrant and Fingerhut.
10.16(1)	Common Stock Purchase Warrant dated January 26, 1998 in favor of Karrie Lee.
10.17(5)	Warrant to Purchase Stock dated September 18, 1998 in favor of Imperial Bank.
10.18(5)	Common Stock Purchase Warrant dated January 23, 1998 in favor of Hallco Leasing Corporation.
10.19(5)	Common Stock Purchase Warrant dated December 4, 1997 in favor of Hallco Leasing Corporation.
10.20(5)	Common Stock Purchase Warrant dated January 26, 1998 in favor of Employco, Inc.
10.21(5)(7)	Marketing Agreement with NewSub Services, Inc. effective as of June 1, 1999.
10.22(5)(7)	Marketing Agreement with eNews.com, Inc. dated December 8, 1999. (Incorporated by reference Exhibit 10.1 to the Company's Report on Form 8-K filed January 12, 2000).
10.23(2)	Asset Purchase Agreement, dated November 22, 2000, among Aptimus, Inc. and XMarkstheSpot, Inc.
10.24(3)	Stock Redemption Agreement, dated as of April 6, 2001, by and between registrant and Fingerhut Companies. Inc.
10.25(4)(8)	Aptimus, Inc. 2001 Stock Plan.
10.25.1(5)	Form of Stock Option Agreement.
10.25.2(5)	Form of Restricted Stock Agreement (for grants).
10.25.3(5)	Form of Restricted Stock Agreement (for rights to purchase).
10.26(5)	Letter Agreement, dated November 13, 2001, by and between registrant and Fingerhut Companies, Inc.
99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor and Forward- Looking Statements Risk Factors

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).
(2)	Incorporated by reference to the Company's Annual Report on Form 10-K, dated April 2, 2001.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, dated April 16, 2001.
(4)	Incorporated by reference to the Company's Proxy Statement on Schedule 14A, dated May 17, 2001.
(5)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated November 14, 2001.
(6)	Incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2002.
(7)	Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(8)	Management compensation plan or agreement.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated May 15, 2002.

SIGNATURES

      Pursuant to the requirements of the Securuties Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTIMUS, INC.

Date: August 14, 2002	/s/ John A. Wade Name: John A. Wade Title: Chief Executive Officer, authorized officer and principal financial officer