Form 10-Q
period 2002-09-30
APTIMUS INC
filed 2002-11-15
CIK 1087277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                          ----------------------------

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from to

                         Commission file Number: 0-27065


                          ----------------------------

                                  APTIMUS, INC.
             (Exact name of registrant as specified in its charter)


                          ----------------------------

               WASHINGTON                                        91-1808146
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)


          95 South Jackson Street, Suite 300, Seattle, Washington 98104
              (Address of principal executive offices and zip code)

                                 (206) 441-9100
              (Registrant's telephone number, including area code)


                          ----------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of outstanding shares of common stock, no par value, of the Registrant at October 31, 2002 was 4,083,944.

                                  APTIMUS, INC.

                             INDEX TO THE FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                                                                           Page
                                                                           ----

PART I--FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

           Balance Sheets as of December 31, 2001 and September 30, 2002 .....1

           Statements of Operations for the three and nine months ended
             September 30, 2001 and 2002 .....................................2

           Condensed Statements of Cash Flows for the nine months
             ended September 30, 2001 and 2002 ...............................3

           Notes to Financial Statements .....................................4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ...............................9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......17

ITEM 4.    CONTROLS AND PROCEDURES ..........................................17


PART II--OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS ................................................17

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS ........................17

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ..................................17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............18

ITEM 5.    OTHER INFORMATION ................................................18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K .................................18

SIGNATURES ..................................................................21

CERTIFICATIONS ..............................................................22

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  APTIMUS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               December 31,        September 30,
                                                                   2001                2002
                                                              ------------         -------------
ASSETS
Cash and cash equivalents                                     $    3,651            $  1,457
Accounts receivable, net                                             269                230
Prepaid expenses and other assets                                    219                125
Short-term investments                                             1,046                  51
                                                              ------------         -------------
           Total current assets                                    5,185              1,863

Fixed assets, net                                                  2,115                 668
Intangible assets, net                                                33                 19
Long-term investments                                                147                 40
Deposits                                                              30                 30
                                                              ------------         -------------
                                                              $    7,510              2,620
                                                              ------------         -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                              $      204            $    332
Accrued and other liabilities                                        421                324
Current portion of capital lease obligations                          84                 87
Current portion of notes payable                                      89                  -
                                                              ------------         -------------
           Total current liabilities                                 798                743
                                                              ------------         -------------
Capital lease obligations, net of current portion                     68                  2
                                                              ------------         -------------
Total liabilities                                                    866                745

Commitments and contingent liabilities (note 7)                   60,173             60,211
Shareholders' equity
     Common stock, no par value; 100,000 shares
     authorized, 3,985 and 4,084 issued and
     outstanding at December 31, 2001 and September 30,
     2002, respectively

     Additional paid-in capital                                    2,534              2,501

     Deferred stock compensation                                     (13)
                                                                                         (4)
     Accumulated deficit                                         (56,050)           (60,833)
                                                              ------------         -------------
           Total shareholders' equity                              6,644              1,875
                                                              ------------         -------------
                                                              $    7,510            $ 2,620
                                                              ------------         -------------


The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------      --------------------------------

                                                      2001              2002                2001              2002
                                                 --------------    --------------      --------------    --------------

Net revenues                                     $     188         $      537           $   1,495         $   2,092

Operating expenses
     Sales and marketing                               113                537               5,729             1,676
     Connectivity and network costs                    376                340               1,451             1,079
     Partner fees                                       77                184                 172               754
     Research and development                          168                152               1,475               451
     General and administrative                        548                436               2,064             1,343
     Depreciation and amortization                     458                357               1,862             1,083
     Equity-based compensation                         224                  2                 278                 9

     Lease renegotiation costs and impairment
       of leasehold improvements                         -                402                   -               402
     Restructuring costs                                 -                  -               4,998                 -
                                                 --------------    --------------      --------------    --------------
           Total operating expenses                  1,964              2,410              18,029             6,797

Operating loss                                      (1,776)            (1,873)            (16,534)           (4,705)

Interest expense                                        39                  5                 137                20

Other (income) expense                                  33                122                (490)               58
                                                 --------------    --------------      --------------    --------------
Net loss                                         $  (1,848)        $   (2,000)          $ (16,181)        $   (4,783)
                                                 --------------    --------------      --------------    --------------
Basic and diluted net loss per share             $   (0.15)        $    (0.49)          $   (4.03)        $    (1.19)
                                                 --------------    --------------      --------------    --------------
Weighted-average shares used in computing
basic and diluted net loss per share                12,563              4,067              13,703              4,025
                                                 --------------    --------------      --------------    --------------



The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                               ------------------------------------
                                                                                   2001                    2002
                                                                               ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                                     $  (16,181)              $  (4,783)

  Adjustments to reconcile net loss to net cash used in operating activities

      Depreciation and amortization                                                 1,861                   1,084
      Bad debt expense                                                               (252)                     (8)
      Amortization of deferred compensation                                           277                       9
      (Gain) loss on disposal of assets                                                92                      (7)
      Impairment of fixed assets from lease renegotiation                               -                     377
      Write-off of shareholder notes receivable                                         -                      27
      Restructuring costs                                                           4,998                       -
      Cash paid for restructuring costs                                            (1,858)                    (15)
      Loss on long-term investments                                                     -                     107
      Amortization of discount on short-term investments                              (68)                     (4)

      Changes in assets and liabilities, net of impact of
        acquisitions:
        Accounts receivable                                                         2,317                      47
        Prepaid expenses and other assets                                             222                      98
        Accounts payable                                                           (2,154)                    143
        Accrued and other liabilities                                                (625)                    (97)
                                                                               ------------            ------------
        Net cash used in operating activities                                     (11,371)                 (3,022)
                                                                               ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                                                (369)                    (29)
  Proceeds from disposal of assets                                                     81                      32
  Purchase of short-term investments                                               (3,947)                     (1)
  Sale of short-term investments                                                   11,004                   1,000
  Proceeds from reduction in long-term investments                                      1                       -
        Net cash provided by investing activities                                   6,770                   1,002
                                                                               ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments under capital leases                                            (139)                    (63)
  Repayment of notes payable                                                       (1,821)                    (89)
  Notes issued to shareholders                                                          -                     (27)
  Repurchase of common stock                                                         (334)                      -
 Issuance of common stock, net of issuance stocks                                       7                       5
                                                                               ------------            ------------
        Net cash used in financing activities                                      (2,287)                   (174)
                                                                               ------------            ------------
Net decrease in cash and cash equivalents                                          (6,888)                 (2,194)

Cash and cash equivalents at beginning of period                                   12,854                   3,651
                                                                               ------------            ------------
Cash and cash equivalents at end of period                                     $    5,966               $  1,457
                                                                               ------------            ------------



The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The unaudited financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2002. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2002.

Certain changes have been made to the description and presentation of the Statement of Operations during the current year. Fees paid to network partners, including email list owners have been reclassified in the statement of operations as Partner fees. Such costs were included in the connectivity and network costs line in prior periods. Prior period presentation has been changed to conform to current period presentation. These changes to the description and presentation of the Statement of Operations had no effect on net loss. Additionally certain changes were made to the Statement of Cash Flows to conform to the current year presentation. These reclassifications had no impact on results of operations or cash flows for the period.

Our business has been operating at a loss and generating negative cash flows from operations since inception. As of September 30, 2002, we had accumulated losses of approximately $60.8 million. Even with anticipated growth in revenues, we expect our losses and negative cash flows are likely to continue during the fiscal year ending December 31, 2002.

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

Revenue earned for lead generation through the Aptimus network is based on a fee per lead and is recognized when the lead information is delivered to the client. Revenue earned for e-mail mailings can be based on a fee per lead, a percentage of revenue earned from the mailing, or a cost per thousand e-mails delivered. Revenue from e-mail mailings delivered on a cost per thousand basis is recognized when the e-mail is delivered. Revenues from e-mail mailings sent on a fee per lead or a percentage of revenue earned from the mailing basis are recognized when amounts are determinable, generally when the customer receives the leads.

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

In addition to the ongoing revenue related to the network and email mailings some revenue has been recognized through March 31, 2002 related to services performed on the FreeShop site. These revenues have been recognized when received, as collection was not reasonably assured at the time the services were performed. As of September 30, 2002 it is not expected that any additional amounts will be received that have not been previously recognized as revenue.

Prior to May 15, 2001 the Company derived revenue from its online marketing service activities, including lead generation, advertising, and list rental.

Advertising revenues consisted of email advertisements, banner advertisements, and anchor positions. Newsletter sponsorship revenues are derived from a fixed fee or a fee based on the circulation of the newsletter. Newsletter sponsorship revenues are recognized in the period in which the newsletter is delivered. Banner advertising and anchor positions can be based on impressions, fixed fees, or click throughs. Fixed fee contracts are recognized ratably over the term of the agreement, provided that no significant Company obligations remain. Revenue from impressions or click through based contracts is recognized based on the proportion of impressions or click throughs delivered, to the total number of guaranteed impressions or click throughs provided for under the related contracts.

List rental revenues are received from the rental of customer names to third parties through the use of list brokers. Revenue from list rental activities is recognized in the period the names are delivered by the list broker to the third party.


3.   NET LOSS PER SHARE

Basic net loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted net loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of common stock options and warrants. Common stock options and warrants are converted using the treasury stock method. The effects of outstanding stock options and warrants are anti-dilutive and, are accordingly excluded from the calculation of diluted loss per share.

The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation (in thousands):

                                                    Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                             -------------------------------        -------------------------------
                                                 2001               2002                2001               2002
                                             -----------         -----------        -----------         -----------
                                             (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)
Numerator:

  Net loss                                   $  (1,848)           $ (2,000)         $ (16,181)           $ (4,783)
                                             -----------         -----------        -----------         -----------

                                                    Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                             -------------------------------        -------------------------------
                                                 2001               2002                2001               2002
                                             -----------         -----------        -----------         -----------
                                             (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)
Denominator:

Weighted average shares used in
computing net loss per share                    12,563               4,067             13,703               4,025
                                             -----------         -----------        -----------         -----------


Potentially dilutive securities consist
of the following:

   Options to purchase common stock              1,074               1,262              1,074               1,262

   Unvested restricted stock grants                238                   -                238                   -
                                                   166                  16                166                  16
   Warrants to purchase common stock
                                             -----------         -----------        -----------         -----------
                                                 1,478               1,278              1,478               1,278
                                             -----------         -----------        -----------         -----------


4.   NEW ACCOUNTING PRONOUNCEMENTS

We adopted SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations", and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in the quarter ended March 31, 2002. We adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," and SFAS 146 "Accounting for Costs
Associated with Exit or Disposal Activities" in the quarter ended June 30, 2002.The adoption of these standards did not have a material impact on our financial position, results of operations or cash flows.


5.   FIXED ASSETS AND MODIFICATION OF OPERATING LEASE

During the three months ended September 30, 2002 we negotiated and reached agreement with our Seattle landlord to substantially reduce the amount of space we lease and the corresponding rental rate we pay for our Seattle offices. The new arrangement accommodates our limited space requirements and reflects the current market's lower rates. Under the terms of the new lease, beginning October 1, 2002, Aptimus will pay significantly less rent for a significantly reduced amount of office space. It will also no longer have the use of a majority of the leasehold improvements made in Seattle. Lease renegotiation costs and impairment of leasehold improvements of $402,000 has been recorded;
$377,000 related to the net book value of the leasehold improvements being surrendered to the landlord and $25,000 related to a cash payment required under the agreement to amend the lease Additionally, the Company will issue to the landlord warrants to purchase 150,000 shares of common stock to the, which have not been recorded as all of the terms necessary to value the warrants have not been determined.


6.   LONG-TERM INVESTMENTS

Long-term investments consist of a minority equity investment in a non-public company, which is being accounted for on the cost basis. The value of the investment is currently estimated to beapproximately $40,000. In the three months ended September 30, 2002, a permanent reduction in value of $107,000 was recorded to reduce the value to $40,000.


7.   COMMITMENTS AND CONTINGENT LIABILITIES

The Company's office facilities are leased under operating leases that provide for minimum rentals and require payment of property taxes and include escalation clauses. In addition, the Company also leases certain equipment under agreements treated for financial reporting purposes as capital leases.

Future minimum lease payments under the non-cancelable leases, including the revised lease as discussed in Note 5 above, are as follows (in thousands).

                                                           Capital     Operating
   Year ending September 30,                               leases       leases
     2003.............................................         95           234
     2004.............................................          2            56
   Total minimum lease payments.......................         97      $    290
   Less: Amount representing interest.................         (8)
   Present value of capital lease obligations.........         89
   Less: Current portion..............................        (87)
   Capital lease obligations, net of current portion..    $     2

The Company has also entered into an agreement with a service provider that contains cancellation fees. The non-cancelable portion of this agreement calls for payments totaling approximately $140,000 through January 31, 2003. Cancellation fees do not apply if the Company elects to terminate the agreement after January 31, 2003. Total payments under this agreement through the end of the initial term would total $560,000 through February 2004.

Litigation

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

8.    NOTES RECEIVABLE FROM SHAREHOLDERS

In May 2002, 23,600 shares of our common stock were purchased from a departing executive officer, on a ratable basis, by four of the Company's executive officers for total purchase consideration of $27,376. To facilitate this transaction the Company loaned each of the four executive officers the $6,844 necessary to purchase their respective shares. The notes receivable bear interest at the prime rate, are secured by the stock purchased with the loan proceeds and are non-recourse. The terms of the notes receivable call for repayment on the earlier of demand by the company or the self-initiated, voluntary termination of employment by the executive officer. The terms also call for the loan to be forgiven on the earlier of two years, the merger or sale of the Company, the filing of a bankruptcy petition by or against the company or election by the Company Board of Directors in its sole discretion. The notes remain in full force and effect. However, due to the flexibility of the note terms, the company felt the value of the notes should not be reflected on the balance sheet. The value of these notes of $27,376 was expensed as compensation expense in September 2002.


9.   RESTRUCTURING COSTS

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

Restructuring costs of $4,998,000 for the year ended December 31, 2001 were recognized in accordance with the guidance of Emerging Issues Task Force 94-3. The restructuring resulted in the following charges during 2001 (in thousands):


                                                    First         Second         Third           Fourth
Types of Costs                                     Quarter       Quarter        Quarter         Quarter         Total
-----------------------------------------------------------    ----------      ---------       -----------    ----------
Employee severance                                 $ 1,462      $   503         $      -        $      -       $ 1,965

Capitalized software costs                             364                                                         364

Disposal of fixed assets, Net                            4          534                                            538

Impairment of intangible assets                        976        1,155                                          2,131
                                                 -----------    ----------      ---------       -----------    ----------
                                                   $ 2,806      $ 2,192         $      -        $      -       $ 4,998
                                                 -----------    ----------      ---------       -----------    ----------
Balance of severance accrual at end of period      $   511      $   204         $     57        $     15       $     15
                                                 -----------    ----------      ---------       -----------    ----------

In addition to severance costs, the repositioning resulted in the disposal and abandonment of capitalized software and fixed assets. In conjunction with the disposal of these assets, the Company received approximately $51,000 of proceeds, which is included in the restructuring costs. Additionally, during 2001 we recorded a restructuring charge related to the impairment of intangible assets related to the repositioning activities. Intangible assets related to the acquisitions of Commonsite, LLC and Travel Companions International, Inc. were impaired in the first quarter of 2001 as they related to our consumer direct Web site business for which a plan of exit was implemented in the first quarter of 2001. Intangible assets related to the business acquisition of XMarkstheSpot, Inc. were impaired in the second quarter of 2001 as the majority of the acquired workforce was terminated and the acquired technology was replaced. The remaining severance accrual balance of $15,000 was paid during 2002.

At September 30, 2002 no assets that were to be disposed of as part of the 2001 restructuring plan remained on the balance sheet, we do not anticipate any additional costs to be recorded as a result of the 2001 restructuring plan and all planned expenditures under the 2001 restructuring plan have been completed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report, including the following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases. The
Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, insufficient capital, fluctuation of the Company's operating results, the ability to compete successfully, and the ability of the Company to maintain current client and distribution partner relationships and attract new ones, as well as those risks described in connection with the forward looking statement and the factors listed on Exhibit 99.1 to this report, which factors are hereby incorporated by reference in this report.

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

     We are  positioning  ourselves  to be the leading  online  direct  response network. Our focus is creating high volume performance-based customer acquisition solutions for major consumer marketers. At the core of the Company's approach is a proprietary and highly scalable offer-serving platform, which includes patent-pending Dynamic Revenue Optimization (DRO) technology. DRO automatically determines the performance of various marketing campaigns and adjusts offer impressions to maximize results, thus placing the right offers in front of the right customers and realizing the benefits of true one-to-one direct marketing. Aptimus presents direct response offers from advertisers across an expanding network of distribution partner web sites and email channels. We focus our efforts around three primary offer presentation formats:

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

     3. Pop-Ups/Interstitials - We present relevant offers via advertising screens that "pop up" or "pop under" when consumers take particular actions such as visiting a specific web site or web page.

     During the nine months ended September 30, 2002 we derived our revenues primarily from lead generation contracts related to the Aptimus network, including email deliveries. We receive lead generation revenues when we deliver customer information to a marketer in connection with an offer distributed through our network of partners, including email list partners. Approximately 28% of our revenue was derived from contracts where we receive advertising revenues on a cost per thousand basis from delivery of advertisements to opt-in email lists. Lead generation pricing is based on cost per lead and varies depending on the type of offer. Generally, pricing of advertising is based on cost per thousand impressions basis. We recognize revenues in the period in which we deliver the service, provided we have no further performance obligation. During the nine months ended September 30, 2001 we derived our revenues primarily from online lead generation and advertising contracts related to the FreeShop Web site and Club FreeShop email Newsletters. The services we deliver are primarily sold under short-term agreements that are subject to cancellation.

     In the quarters ended September 30, 2001 and 2002 our ten largest clients accounted for 85.0% and 59.5% of our revenues, respectively. During the quarter ended September 30, 2001, Caribbean Tourism Organization accounted for 20.1% of our revenues and Topica accounted for 18.0% of our revenues. No other client accounted for more than 10% of our revenues in the quarter ended September 30, 2001. During the quarter ended September 30, 2002 Kraft Foods N.A. - Gevalia Division accounted for 11.7% of our revenues and Blue Dolphin Group accounted for 10.5% of our revenues. No other client accounted for more than 10% of our revenues in the quarter ended September 30, 2002. In the nine months ended September 30, 2001 and 2002 our ten largest clients accounted for 39.2% and 46.2% of our revenues, respectively. No single client accounted for more than 10% of revenues in the nine months ended September 30, 2001. During the nine months ended September 30, 2002 MyPoints.com, Inc. accounted for 11.3% of our revenues and Kraft Foods N.A. - Gevalia Division accounted for 10.3% of our revenues. No other client accounted for more than 10% of our revenues in the nine months ended September 30, 2002.

     Our business has been operating at a loss and generating negative cash flows from operations since inception. As of September 30, 2002, we had accumulated losses of approximately $60.8 million. Even with anticipated growth in revenues, we expect our losses and negative cash flows are likely to continue during the remainder of the fiscal year ending December 31, 2002. Our accountants have noted that these conditions raise substantial doubt about our ability to continue as a going concern, as emphasized in their report included in our Annual Report on Form 10-K, filed March 29, 2002.

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

     Our common stock was quoted on the Nasdaq National Market following our September 1999 initial public offering. By letter dated February 15, 2002, we were advised by Nasdaq Listing Qualifications that we were then out of compliance with the Nasdaq National Market rule that requires a National Market-listed company to maintain a $5.0 million minimum market value for its publicly held shares. As of May 16, 2002, the Company had not regained compliance with this rule and, accordingly, Nasdaq notified the Company that its securities would be delisted from the Nasdaq National Market, effective, May 28, 2002. By letter dated May 23, 2002, we appealed the staff determination to delist the Company's securities from the National Market. The appeal had the effect of staying the delisting pending a decision on the appeal by the hearings panel. The Company presented its appeal of the delisting to the hearings panel on July 12, 2002, requesting, in the alternative, that its securities remain listed on the Nasdaq National Market, or that its application for listing on the Nasdaq SmallCap Market be accepted and its securities listed on that Market as promptly as practicable. By letter dated August 12, 2002, Nasdaq notified the Company of the panel's decision to transfer the listing of the Company's securities to the Nasdaq SmallCap Market, effective with the open of business on Thursday, August 15, 2002. The panel conditioned the transfer on the fact that if the Company's shares continued to close below the SmallCap Market's $1.00 per share minimum bid price requirement for the thirty-trading day period ending August 30 2002, the Company would be notified of such noncompliance and would thereupon be granted a period of 180 calendar days within which to demonstrate compliance with the $1.00 minimum bid as well as all other minimum listing requirements. Aptimus did not achieve compliance with the $1.00 minimum bid price requirement as of August 30, 2002. Accordingly, by letter date September 10, 2002, Nasdaq notified the Company that it had until March 3, 2003 to achieve and maintain for a minimum of ten (10) consecutive trading days compliance with all Nasdaq SmallCap Market minimum requirements for continued listing. We can give no assurance that we will achieve compliance with these requirements within the prescribed timeframe, or at all. As of September 30, 2002, our common stock price was not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. Failure to meet all such minimum listing requirements and maintain them for at least ten (10) consecutive trading days will result in the immediate delisting of the Company's shares from the Nasdaq SmallCap Market.

RESULTS OF OPERATIONS

Revenues

     We currently derive our revenues primarily from network activities, which include both lead generation activities through a network of partners and e-mail mailings. In the prior year our revenues also included online lead generation and advertising contracts related to the FreeShop, Catalogsite, and Desteo websites. Our revenues increased by $349,000, or 186%, to $537,000 in the quarter ended September 30, 2002 from $188,000 in the same quarter of 2001. For the nine months ended September 30, 2002, net revenues have increased by $597,000 or 40% to $2.1 million, from $1.5 million in the first nine months of 2001. During 2001 we refocused our efforts to a network lead generation model from a site centric lead generation model. Revenue in the nine months ended September 30, 2001 was primarily derived from the FreeShop site, which was discontinued in the second quarter of 2001. This refocusing resulted in a significant decline in revenues through the third quarter of 2001. Net revenue increased from the fourth quarter of 2001 through the second quarter of 2002. In the third quarter of 2002 revenues have declined from the second quarter. This decline was primarily a result of:

     1. A change in sales leadership, which included a two month period where the company had no vice president of sales;
     2. A change in sales approach toward focusing more energy around larger clients with greater growth potential;
     3. A decline in volume of cost per thousand based email advertising, which is not our core business; and
     4. A decrease in the amount of services performed for a key client, which is a continuing client, due to changes in their approach.

The table below provides detail of the composition of our net revenue, in thousands:

                                                                    Three Months Ended
                                  ----------------------------------------------------------------------------------------
                                   Mar. 31,     June 30,     Sep. 30,    Dec. 31,     Mar. 31,     June 30,     Sep. 30,
                                     2001         2001         2001        2001         2002         2002         2002
                                  ----------   ----------   ----------   ---------   ----------   ---------     ---------
Network revenue.                   $    41      $   127      $   140      $   322    $   695       $  782        $   537

FreeShop site related revenue          885          254           48           57         78            -              -

Total revenue                      $   926      $   381      $   188      $   379    $   773       $  782        $   537


Sales and Marketing

     Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs in 2002. During the beginning of 2001, sales and marketing costs included significant amounts of marketing and promotional costs related to developing our brands and generating visits to our Web sites. Sales and marketing expenses increased by $424,000 to $537,000, or 100% of revenues, in the quarter ended September 30, 2002 from $113,000, or 60% of revenues, in the same quarter of 2001. For the nine months ended September 30, 2002, sales and marketing expenses have decreased by $4.0 million to $1.7 million, or 80% of revenues, from $5.7 million, or 383% of revenues, in the first nine months of 2001. The increase in sales and marketing for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 is primarily a result of settlement of previously recorded liabilities for $170,000 less than recorded and a $260,000 reduction in the reserve for bad debts in 2001. When these two items are excluded from the 2001 quarter the current year expense for the quarter is comparable to the prior year. On a year to date bases the decrease in sales and marketing expenses is primarily related to reductions in advertising spending and payroll related costs. These costs have decreased as a result of the repositioning of the Company in February of 2001. For the nine months ended September 30, 2002, reductions in spending for advertising accounted for 37% of the decrease and reductions in payroll costs accounted for 43% of the decrease. Sales and marketing expenses in the fourth quarter of 2002 are expected to decrease slightly compared to the third quarter of 2002.

Connectivity and Network Costs

     Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs. Connectivity and network costs decreased by $36,000 to $340,000, or 63% of revenues, in the quarter ended September 30, 2002 from $376,000, or 200% of revenues, in the same quarter of 2001. For the nine months ended September 30, 2002, Internet and network connectivity expenses have decreased by $372,000 to $1.1 million, or 52% of revenues, from $1.5 million, or 97% of revenues, in the first nine months of 2001. During the first quarter of 2001 costs were incurred to support both the network and the FreeShop site. The decrease in connectivity and network costs is primarily related to reductions in connectivity spending and payroll related costs and has been partially offset by an increase in email delivery costs. For the nine months ended September 30, 2002 reductions in connectivity spending resulted in a 78% decrease, reductions in payroll costs resulted in a 45% decrease and increases in email deliveries accounted for a 35% increase. Connectivity and network costs in the fourth quarter of 2002 are expected to decrease slightly compared to the third quarter of 2002.


Partner fees

     Partner fees consist of fees owed to network distribution partners and opt-in email list owners based on revenue generating activities created in conjunction with these partners. Partner fees increased by $107,000 to $184,000, or 34% of network revenues, in the quarter ended September 30, 2002 from $77,000, or 55% of network revenues, in the same quarter of 2001. For the nine months ended September 30, 2002, partner fees have increased by $582,000 to $754,000, or 37% of network revenues, from $172,000, or 56% of revenues, in the first nine months of 2001. Network revenue is used instead of total revenues for partner fees as this is considered a more meaningful statistic since partner fees only relate to network revenues. These fees have increased on an absolute basis as a result of the increases in network revenue. As a percentage of network revenues such fees have decreased as a result of implementation of email based campaigns in the third quarter of 2001. Email based campaigns that are sent to Company-owned lists do not have any partner fees associated with them. Also the cost of delivering the emails and certain third-party costs are generally deducted before calculating the fees due partners for email based campaigns not sent to Company-owned lists.


Research and Development

     Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems. Research and development expenses decreased by $16,000 to $152,000, or 28% of revenues, in the quarter ended
September 30, 2002 from $168,000, or 89% of revenues, in the same quarter of 2001. For the nine months ended September 30, 2002, research and development expenses have decreased by $1.0 million to $451,000, or 22% of revenues, from $1.5 million, or 99% of revenues, in the first nine months of 2001. The decrease in research and development expense is primarily related to reductions in payroll costs and contractor expenses resulting from repositioning the company in early 2001. For the nine months ended September 30, 2002 reductions in staff accounted for 48% of the decrease and reductions in contractor expenses accounted for 43% of the decrease. Research and development expenses in the fourth quarter of 2002 are expected to decrease slightly compared to the third quarter of 2002.


General and Administrative

     General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses decreased by $112,000 to $436,000, or 81% of revenues, in the quarter ended September 30, 2002 from $548,000, or 292% of revenues, in the same quarter of 2001. For the nine months ended September 30, 2002, general and administrative expenses have decreased by $721,000 to $1.3 million, or 64% of revenues, from $2.1 million, or 138% of revenues, in the first nine months of 2001.

     There are seven significant fluctuations that compose the majority of the change in general and administrative expenses on a year-to-date basis. Reduction in professional service fees, including both auditing and legal fees, as a result of being a smaller company after the restructuring undertaken in 2001 and the change in auditors during the fourth quarter of 2001. Audit and legal fees decreased by $217,000, accounting for 30% of the decrease. One time costs associated with a secondary stock offering and other investment banking services account for $197,000 or 27% of the decrease. A one-time expense related to the termination of a contract assumed with the purchase of XMarkstheSpot accounts for $171,000 or 24% of the decrease. A decrease in the cost if insurance as a result of being a smaller company after the restructuring undertaken in 2001 accounts for $98,000 or 14% of the decrease. A decrease in labor related costs as a result of the 2001 restructuring accounts for $84,000 or 12% of the decrease. Offsetting these decreases are two significant increases in general and administrative operating expenses. The allocation of rent to general and administrative expense increased by $112,000 as a result of an increase in the proportion of general and administrative employees to total employees after the 2001 restructuring. The increase in rent expense offsets the decrease in general and administrative expense by 16% of the decrease. Local business taxes that are based on revenues were $77,000 higher in the current year as a result of higher revenues and deductions taken for bad debts expense in 2001. The increase in business taxes offsets the decrease in general and administrative expense by 11% of the decrease. General and administrative expenses in the fourth quarter of 2002 are expected to decrease slightly compared to the third quarter of 2002.


Depreciation and Amortization

     Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements and goodwill from acquisitions. Depreciation and amortization expenses decreased by $101,000 to $357,000, or 67% of revenues, in the quarter ended September 30, 2002 compared to $458,000, or 244% of revenues, in the same quarter of 2001. For the nine months ended September 30, 2002, depreciation and amortization expenses have decreased by $779,000 to $1.1 million, or 52% of revenues, compared to $1.9 million, or 125% of revenues, in the first nine months of 2001. The majority of the decrease results from the impairment of goodwill and other acquired intangibles as a result of the repositioning of the business in 2001. Depreciation and amortization in the fourth quarter of 2002 is expected to decrease compared to the third quarter of 2002 as a result of the impairment of leasehold improvements resulting from renegotiation of the Seattle lease.


Equity-Based Compensation

     Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options and stock grants granted to employees and directors at prices below the fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the options granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses decreased by $222,000 to $2,000, or less than 1% of revenues, in the quarter ended September 30, 2002 compared to $224,000, or 119% of revenues, in the same quarter of 2001. For the nine months ended September 30, 2002, equity-based compensation expenses decreased by $269,000 to $9,000, or less than 1% of revenues, compared to $278,000, or 19% of revenues, in the first nine months of 2001. The decrease results primarily from the recognition of approximately $217,000 in compensation in the prior year related to restricted stock grants made on September 27, 2001. In addition to this the forfeiture of options held by terminated employees and the continued decline in the unearned compensation balance resulting from the continued amortization of the balance continues to reduce equity-based compensation.


Lease renegotiation costs and impairment of leasehold improvements

     During the three months ended September 30, 2002 we negotiated and reached agreement with our Seattle landlord to substantially reduce the amount of space we lease and the corresponding rental rate we pay for our Seattle offices. The new arrangement accommodates our limited space requirements and reflects the current market's lower rates. Under the terms of the new lease, beginning October 1, 2002, Aptimus will pay significantly less rent for a significantly reduced amount of office space. It will also no longer have the use of a majority of the leasehold improvements made in Seattle. Lease renegotiation costs and impairment of leasehold improvements of $402,000 has been recorded;
$377,000 related to the net book value of the leasehold improvements being surrendered to the landlord and $25,000 related to a cash payment required under the agreement to amend the lease Additionally, the Company anticipates issuing to the landlord warrants to purchase 150,000 shares of the Company's common stock, which have not been recorded as all of the terms necessary to value the warrants have not been determined.


Restructuring costs

     Restructuring costs consist of severance costs and losses on fixed and intangible assets disposed or abandoned as a result of restructuring activities. On February 20, 2001, the Company announced its intention to reposition itself as a direct marketing infrastructure provider, focusing all its resources on building its direct marketing network. As part of this repositioning, activities related to our consumer-direct Web sites, including FreeShop.com, Desteo.com, and CatalogSite.com were discontinued. Severance costs were approximately $503,000 and $2.0 million in the quarter and nine months ended September 30, 2001, respectively. In addition to severance costs, the repositioning resulted in the disposal and abandonment $953,000 of capitalized software and fixed assets. In conjunction with the disposal of these assets, the Company received approximately $51,000 of proceeds, which is included as an offset in the restructuring costs. Additionally, during 2001 we recorded a restructuring charge related to the impairment of intangible assets related to the repositioning activities. Approximately $1.0 million of intangible assets related to the acquisitions of Commonsite, LLC and Travel Companions International, Inc. were impaired in the first quarter of 2001 as they related to our consumer direct Web site business for which a plan of exit was implemented in the first quarter of 2001. Approximately $1.2 million of intangible assets related to the business acquisition of XMarkstheSpot, Inc. were impaired in the second quarter of 2001 as the majority of the acquired workforce was terminated and the acquired technology was replaced. The final payments related to the 2001 restructuring were made in January 2002. Amounts paid as part of the restructuring were the same as amounts accrued in the first and second quarter of 2001. We do not expect to incur additional restructuring costs in the near term.


Interest Expense

     Interest expense in the current year results from capital equipment leases. In the prior year interest expense also resulted from notes payable to Comerica Bank, f/k/a Imperial Bank and Fingerhut Companies. Interest expense totaled $5,000 in the quarter ended September 30, 2002 and $39,000 in the same quarter of 2001. Interest expense totals $20,000 and $137,000 in the nine months ended September 20, 2002 and 2001, respectively. The decrease in interest expense is a result of the Comerica Bank note and Fingerhut Companies notes payable being paid off in August 2001 and November 2001, respectively. Interest expense is expected to continue to decrease as remaining amounts owed are paid down.


Other (Income) Expense

     Other (income) expense consists of interest income, gains and losses on disposals of assets and impairments on long-term investments. Other (income) expense, increased by $89,000 to $122,000, or 23% of revenues, in the quarter ended September 30, 2002 compared to $33,000, or 18% of revenues, in the same quarter of 2001. For the nine months ended September 30, 2002, other (income) expense has increased by $548,000 to an expense of $58,000, or 3% of revenues, compared to income of $490,000, or 33% of revenues, in the first nine months of 2001. The increase is due to lower cash balances and to a $107,000 impairment charge taken on a long-term investment in the third quarter of 2002. Lower cash balances resulted from the use of cash in operations and the Company's issuer tender offer in the fourth quarter of 2001.


Income Taxes

     No provision for federal income taxes has been recorded for any of the periods presented due to the Company's current loss position.


LIQUIDITY AND CAPITAL RESOURCES

     Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through September 30, 2002 totaled $65.7 million, including $21.5 million raised from Fingerhut Companies. As of September 30, 2002, we had approximately $1.5 million in cash, cash equivalents and short-term securities, providing working capital of $1.1 million. No off-balance sheet assets or liabilities existed at September 30, 2002.

     Net cash used in operating activities was $3.0 million and $11.4 million in the nine months ended September 30, 2002 and 2001, respectively. Cash used in operating activities in the nine months ended September 30, 2002 resulted primarily from $4.8 million of net loss. Net cash outflows from operations were increased by $15,000 of restructuring costs paid in the period, $4,000 in amortization of discount on short-term investments, and a $97,000 decrease in accrued and other liabilities. Net cash outflows were offset by $1.6 million of non-cash expenses, a $47,000 decrease in accounts receivable, a $98,000 decrease in prepaid expenses and other assets and a $143,000 increase in accounts payable. Cash used in operating activities in the nine months ended September 30, 2001 resulted primarily from $16.2 million of net losses. Net cash outflows from operations were increased by $1.9 million of restructuring costs paid in the nine-month period, $68,000 in amortization of discount on short-term investments, a $2.2 million decrease in accounts payable and a $625,000 decrease in accrued liabilities. Net cash outflows were offset by $7.0 million of non-cash expenses, a $2.3 million decrease in accounts receivable and a $222,000 decrease in prepaid expenses and other assets.

     Net cash provided by investing activities was $1.0 million and $6.7 million in the nine months ended September 30, 2002 and 2001, respectively. In the nine months ended September 30, 2002, $1.0 million was received from the maturity of commercial paper purchased in 2001. In addition to the maturity of commercial paper, $32,000 was received from the disposal of fixed assets, $29,000 was used for the purchase of additional equipment and $1,000 was reinvested in a certificate of deposit. In the nine months ended September 30, 2001, $11.0 million was received from the maturity of commercial paper purchased in 2000, $3.9 million was used for the purchase of commercial paper, $369,000 was used to purchase equipment and furniture, $81,000 was received from the disposal of fixed assets and $1,000 was returned from a long-term investment.

     Net cash used in financing activities was $174,000 and $2.3 million in the nine months ended September 30, 2002 and 2001, respectively. In the nine months ended September 30, 2002, net cash used in financing activities resulted from $89,000 in principal payments made on a note payable, $63,000 in principle payments on capital leases and $27,000 in issuance of notes to shareholders, which were expenses in the three months ended September 30, 2002. These uses of cash were offset by $5,000 received for the issuance of common stock resulting from the exercise of stock options. In the nine months ended September 30, 2001, net cash used in financing activities resulted from $1.8 million in principal payments made on notes payable, $139,000 in principle payments on capital leases and $334,000 used to repurchase the Company's common stock. These uses of cash were offset by $7,000 received for the issuance of common stock resulting from the exercise of stock options.

     We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next four to six months. Thereafter, we may need to raise additional capital to meet our long-term operating requirements. Although cost reduction measures were implemented in the second quarter of 2001 and in the third quarter of 2002 and revenues for the nine months ended November 30, 2002 have increased from the comparable period in 2001there is no assurance these trends can be maintained.

     Cash commitments under non-cancelable agreements over the next two years consist of payments for rent, connectivity and capital leases. Such commitments total $170,000 for the remainder of 2002, $223,000 during the year ended December 31, 2003 and $35,000 through May of 2004. No cash commitments currently extend beyond May of 2004.

     Our cash requirements depend on several factors, including the level of expenditures on advertising and brand awareness, the rate of market acceptance of our services and the extent to which we use cash for acquisitions and strategic investments. Unanticipated expenses, poor financial results or unanticipated opportunities requiring financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. The possible delisting from the Nasdaq SmallCap Market and the going concern contingency contained in our audit report may make raising additional capital more difficult. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations. Our accountants have noted that these conditions raise substantial doubt about our ability to continue as a going concern, as emphasized in their report included in our Annual Report on Form 10-K, filed March 29, 2002.


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

     Revenues generated through network partners and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-17 (EITF 99-19). Fees paid to network partners and opt-in email list owners related to these revenues were $754,000 and $172,000 for the nine months ended September 30, 2002 and 2001, respectively. These fees are shown as

Partner fees on the Statement of Operations. Email based campaigns that are sent to Company owned lists do not have partner fees associated with them.


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


RECENT ACCOUNTING PRONOUNCEMENTS

     We adopted SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations", and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in the quarter ended March 31, 2002. We adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," and SFAS 146 "Accounting for Costs Associated with Exit or

Disposal Activities" in the quarter ended June 30, 2002.The adoption of these standards did not have a material impact on our financial position, results of operations or cash flows.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All of the Company's cash equivalents, short-term securities and capital lease obligations are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of September 30, 2002, however, the Company's cash equivalents and short-term securities mature within three months. As of September 30, 2002, the Company believes the reported amounts of cash equivalents, short-term securities, capital lease obligations and notes payable to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.


ITEM 4.   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings and Form 8-K reports.


(b)  Changes in Internal Controls

     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

(a)  Nasdaq Listing Status

As noted elsewhere in this report, the Company received notice from Nasdaq Listing Qualifications that its securities were non-compliant with the $5,000,000 minimum value of publicly held shares requirement for continued listing on the Nasdaq National Market and would thus be delisted from that Market. The Company appealed that decision, which among other things had the effect of staying the delisting pending the outcome of the appeal. On its appeal, which was presented to the Hearings Panel on July 12, 2002, the Company asked, in the alternative, that its securities remain listed on the Nasdaq National Market, or that they be accepted for listing on the Nasdaq SmallCap Market. By letter dated August 12, 2002, the Company was notified by Nasdaq that its securities would be transferred to the Nasdaq SmallCap Market, effective with the open of business, August 15, 2002. The panel conditioned the transfer on the fact that if the Company's shares continued to close below the SmallCap Market's $1.00 per share minimum bid price requirement for the thirty-trading day period ending August 30 2002, the Company would be notified of such noncompliance and would thereupon be granted a period of 180 calendar days within which to demonstrate compliance with the $1.00 minimum bid as well as all other minimum listing requirements. Aptimus did not achieve compliance with the $1.00 minimum bid price requirement as of August 30, 2002. Accordingly, by letter date September 10, 2002, Nasdaq notified the Company that it had until March 3, 2003 to achieve and maintain for a minimum of ten (10) consecutive trading days compliance with all Nasdaq SmallCap Market minimum requirements for continued listing. We can give no assurance that we will achieve compliance with these requirements within the prescribed timeframe, or at all. As of September 30, 2002, our common stock price was not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. Failure to meet all such minimum listing requirements and maintain them for at least ten (10) consecutive trading days will result in the immediate delisting of the Company's shares from the Nasdaq SmallCap Market.

b.   Changes in Board Composition

On October 30, 2002, Eric Helgeland was appointed to a vacant seat on the company's Board of Directors. He was also appointed to serve on the company's audit committee. Mr. Helgeland brings to Aptimus over two decades of strategy development, new business creation, and marketing experience in the arena of eCommerce, banking, and payments. Mr. Helgeland is currently a consultant with Treasury Strategies, Inc., where he provides marketing, business development, and M&A consulting services to a variety of public and private companies. Prior to Treasury Strategies, Mr. Helgeland served as Vice President, Marketing and Business Development, for Fingerhut Corporation, where he was responsible for managing and directing new customer acquisition efforts and M&A activities for the Federated Department Stores subsidiary. Prior to Fingerhut, Mr. Helgeland served as President and CEO of Intersect, Inc. and later, Tactician Consulting, companies engaged in marketing and distribution planning and software development. Mr. Helgeland started his career in banking, holding various managerial positions with First Chicago, Household International and National Westminster Bank after graduating from Northwestern University with a BA in economics.

     On November 4, 2002, Richard Gallagher resigned from his position as a Director of the Company. Earlier this year, Mr. Gallagher accepted a position as President and CEO of Chartered Benefits, a privately held company engaged in developing membership marketing programs principally for financial institutions. Mr. Gallagher made the decision to leave our Board of Directors after concluding that his duties in his new executive role were consuming all of his available time and attention, leaving little time for other pursuits.


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
       3.1(1)       Second  Amended and Restated  Articles of  Incorporation  of
                    registrant.

       3.1.1(5)     Articles of Amendment filed September 16, 2000.

       3.1.2(9)     Articles of Amendment filed March 29, 2002.

       3.2(5)       Amended and Restated Bylaws of registrant.

       4.1(5)       Specimen Stock Certificate.

       4.2(5)       Form of Common Stock Warrant.

       Exhibit
       Number       Description
       ------       -----------

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

       10.25.1(5)   Form of Stock Option Agreement.

       10.25.2(5)   Form of Restricted Stock Agreement (for grants).

       10.25.3(5)   Form of Restricted Stock Agreement (for rights to purchase).

       10.26(5) Letter Agreement, dated November 13, 2001, by and between registrant and Fingerhut Companies, Inc.

       99.1 Private Securities Litigation Reform Act of 1995 Safe Harbor and Forward- Looking Statements Risk Factors
---------------------

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


(b)  Reports on Form 8-K

     The Company furnished a Form 8-K on August 14, 2002, attaching the certifications of the Company's Chief Executive Officer and Chief Financial Officer made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company's Quarterly Report on Form 10-Q, dated August 14, 2002. The information in a Form 8-K furnished pursuant to Item 9 shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      APTIMUS, INC.

Date:  November 8, 2002               /s/ John A. Wade
                                      ------------------------------------------
                                      Name:    John A. Wade
                                      Title:   Chief Financial Officer,
                                               authorized officer and principal
                                               financial officer

                                 CERTIFICATIONS

I, Timothy C. Choate, Chief Executive Officer of Aptimus, Inc., certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Aptimus, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                               /s/ Timothy C. Choate
                                               --------------------------------
                                               Timothy C. Choate
                                               Chief Executive Officer

I, John A. Wade, Chief Financial Officer of Aptimus, Inc., certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Aptimus, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002


/s/ John A. Wade
-------------------------------
John A. Wade
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aptimus, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy C. Choate, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                           /s/ Timothy C. Choate
                                           ----------------------------------
                                           Timothy C. Choate
                                           Chief Executive Officer
                                           November 8, 2002

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aptimus, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John A. Wade, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ John A. Wade
-----------------------------
John A. Wade
Chief Financial Officer
November 8, 2002