Form 10-K
period 2002-12-31
APTIMUS INC
filed 2003-03-31
CIK 1087277

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                    FORM 10-K
                                ________________

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on Nasdaq as of the last business day of the registrant's most recently completed second fiscal quarter, which was June 28, 2002: $3,026,695.

      The number of shares of the registrant's Common Stock outstanding as of March 14, 2003 was 4,220,933.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 10, 2003 are incorporated by reference into Part III.

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

                                     PART I

Item 1: Business

Overview

      Aptimus (http://www.aptimus.com) is a leader in online lead generation and customer acquisition programs for major consumer marketers. At the core of the Company's approach is a proprietary and highly scalable offer-serving platform, which includes patent-pending Dynamic Revenue OptimizationTM (DRO) technology. DRO automatically determines the performance of various marketing campaigns and adjusts offer impressions to maximize results, thus placing the right offers in front of the right customers and realizing the benefits of true one-to-one direct marketing. Aptimus presents direct response offers from advertisers across an ever-expanding network of distribution partner web sites and email channels. The Company's primary offer presentation formats include cross-marketing promotions at the points of registration, purchase, login, download, or other transactional activities on web sites, as well as email campaigns. Aptimus' current clients include many of the top 500 direct marketers, such as AT&T, JPMorgan Chase, Columbia House, Drugstore.com, General Mills, Gevalia, IBM, TV Guide, USA Today, AOL Time Warner, and Readers Digest. Aptimus has offices in Seattle and San Francisco, and is publicly traded on the National Association of Securities Dealers (NASD) Over the Counter Bulletin Board (OTCBB) under the symbol APTM.OB.

Company History

      Aptimus began in 1994 as the FreeShop division of Online Interactive, Inc. This division was spun-off from Online Interactive, Inc. in 1997 as FreeShop International, Inc., and later became FreeShop.com, Inc. FreeShop was an online direct marketing web site connecting marketers and consumers in an innovative new approach made possible by the Internet. The concept was to leverage the unique qualities of the Internet to change the direct marketing paradigm and allow consumers to pick and choose the promotional offers they actually wanted from direct marketers. This site-centric approach led to the Company's growth through our initial public offering in 1999 and into 2000. The core of our business model was the lead generation business, a decades-old two-step marketing process where marketers offer a free trial, sample or information as a first step to acquiring a new customer. By the year 2000, our lead generation business was surrounded by advertising and sponsorship opportunities, which eventually grew to 65% of our revenues in the second quarter of 2000.

      During the year 2000, funding for Internet companies slowed and stock prices generally declined. Lack of funding, combined with an increased focus among Internet companies on profitability over revenue growth objectives, resulted in reduced marketing spending by Internet companies, most notably in the second half of 2000. This drop in spending has had significant repercussions throughout the industry and materially affected our advertising and sponsorship businesses.

      While the Company faced major challenges in 2000 and our results suffered, we maintained our aggressive posture and focused on what we know best - online direct marketing. Toward that end, beginning in June 2000 we undertook an evaluation of all aspects of how we do business. Through this effort, we made a number of determinations and commitments that formed the basis of our strategy going forward.

      o We determined that revenue streams from advertising and sponsorship opportunities were declining quickly and would not likely return to their earlier levels for some time to come. Those revenue streams were critical to making rapid growth via our site-centric approach possible, given the high marketing and infrastructure costs of growing a Web site audience.

      o We determined that our lead generation core business remained strong, although the Internet-centric aspects such as e-mail list development for Internet companies would be more challenging to build. Direct marketing in general continued to prosper, and most direct marketers recognized the importance of the Internet as a key part of their distribution mix.

      o We determined that all major sites throughout the industry would be feeling the same impacts on advertising spending, and thus would be seeking alternative revenue-generation opportunities such as action-based pricing (where fees are paid on a per-lead or other results basis).

      o We determined that our direct marketing clients could be served better by our placement of their offers in relevant context through other companies' Web sites and email channels, without Aptimus spending the significant resources required to continue to maintain and grow our own web site audiences.

      As a result of these determinations, we made a shift to build a network strategy beginning in the Summer of 2000, placing direct marketing clients' offers in contextually relevant locations on partner Web sites throughout the Internet. Consistent with this new strategy, in October 2000 we renamed our company Aptimus, Inc., and christened our network the Aptimus Network.

      From the summer of 2000 to the summer of 2001, we laid the foundation for our new network business model, and also reevaluated and changed all aspects of our company in the process. We exited the Web site business and terminated most of the contracts that were tied to our Web site business. We also reduced our staff from a high of 215 to 28 at the end of 2001 primarily through restructuring plans implemented in February of 2001 and June of 2001. In addition, in November 2001 we completed a major issuer tender offer, acquiring 9,230,228 shares of our outstanding common stock, or approximately 69.87% of our outstanding shares as of November 15, 2001. The issuer tender offer was completed in order to increase the upside potential for continuing shareholders who believed in the future of online direct marketing and our Company while simultaneously allowing shareholders who desired to exit the stock to do so at a substantial premium to market prices at the time.

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

      The positive momentum continued in 2002. We experienced steady growth in orders and revenues over the course of the year and ended the fourth quarter with 1.3 million orders and $823,000 in revenue. With continued positive momentum, a strong technology foundation, and a low fixed cost structure, we are on our way to realizing the power and growth potential of our network model. We hope to build on the foundation of our recent successes and develop Aptimus into an Internet survivor and category leader in online direct marketing technologies and services.

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

The Aptimus Solution

      Aptimus provides a single-source online solution for marketers to acquire new customers via online media. The Aptimus Network presents consumers with relevant offers geared to their immediate interests, allowing marketers to reach consumers with the right offers when they are most likely to respond. Our offer presentation serving technology platform enables us to promote offers contextually across the Internet via both web site and email channels. Our dynamic revenue optimization technology enables us to improve offer placement and response on-the-fly. Our Aptimus TransAction Masterfile of over 25 million opt-in email names also allows us to rapidly and aggressively promote successful offers to both broad and targeted audiences. Built on our DRO patent-pending technology platform, which is flexible, scalable and proprietary, the Aptimus Network can support millions of users and hundreds of marketers and Web site partners.

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

Benefits to Marketers

      Aptimus benefits marketers by offering a powerful, cost effective way to acquire new customers online. Aptimus provides marketers with a diverse tool kit designed to meet their objectives throughout the direct marketing process, from awareness to interest to trial to sale. Our services include all facets of the digital direct marketing process, from pre-campaign planning, to offer consultation, creative execution, lead generation, campaign measurement/reporting and campaign refinement. Marketers generally pay Aptimus based solely on the results we achieve for them. Marketers pay Aptimus for the number of leads and/or orders delivered. Since our lead generation services are billed on a results basis, marketers can test direct marketing services with little risk. Additionally, direct marketers control their campaigns by setting budget, duration and lead volume caps. Most importantly, because consumers select the offers they want to receive, direct marketers acquire higher quality leads.

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

Strategy

      Our objective is to be the dominant pay-for-performance online direct response network. We intend to achieve this objective by the following key strategies:

Expand Client Base

      Aptimus provides direct marketers with a cost-effective alternative to traditional direct marketing and, as a result, the Company has a significant opportunity to increase the number of direct marketing clients we serve. In particular, we are seeing more national consumer brand companies seeking Internet-based direct marketing vehicles, and we plan to initiate new relationships and expand our existing relationships with these companies. We continue to focus our sales staff to drive this client growth. We plan to continue to expand and refine the services we offer to our clients, including enhanced marketing programs, new methods of presenting offers, expanded and customized data-gathering options and increased opportunities for following up on initial lead generation. In addition to enhancing our existing marketing programs, we will be developing new programs in an effort to meet the needs of new and different marketers. Finally, we also offer our services to advertising and direct marketing agencies as a solution for their client companies to access consumers on the Internet.

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

Expand Offers

      The number and quality of offers available through our network are critical to our ability to increase revenues. We plan to expand the number and variety of offers in the Aptimus Network as rapidly as possible. We will drive this expansion through the focused efforts of our internal sales team, agent relationships, and advertising and direct marketing agency partnerships.

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

Continue to Develop and Use Technology to Enhance Direct Marketing Capabilities

      The Aptimus Network will continue to evolve in order to address the evolving needs of direct marketers, web publishers and customers with a sophisticated technology offering. The network resides on a proprietary platform that is flexible, reliable and scalable. It can support millions of consumers and hundreds of marketer clients and distribution partners. We continually update our technology in order to provide our clients and partners with the most effective offer presentations and reporting mechanisms.

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

Sales and Marketing

Client Base Development

      We sell our solutions to direct marketer clients primarily through a sales and marketing organization comprised of Aptimus employed sales staff and independent contractors. Our salespeople are located primarily in San Francisco. As part of our strategy to increase our client base, we will expand our sales force and client account management teams on an as needed basis. We conduct comprehensive marketing programs promoting Aptimus and our services to support our direct sales efforts. These programs include public relations and advertising campaigns, tradeshow exhibits, and other programs designed to generate awareness and sales leads from major consumer direct marketers. Our marketing efforts also include ongoing customer and prospect communications programs.

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

Operations and Technology

      We have implemented a broad array of offer presentation, dynamic optimization, customer service, transaction processing and reporting systems using both proprietary and licensed technologies. The Aptimus Network resides on a proprietary platform that is flexible, reliable and scalable. It can support millions of consumers and large numbers of marketers and partners. Aptimus' proprietary network has been developed using both data and process engineering approaches to ensure a comprehensive and reliable architecture. Aptimus has filed a non-provisional patent application with the US Patent and Trademark Office that covers our proprietary offer rotation engine as a whole as well as its various unique component parts. The Aptimus Network technology has been created with four foundation goals in mind:

            Flexibility: The network is built entirely in Java, HTML, and XML, and is intended to run across all platforms and networks.

            Compatibility: To support the network, we have designed our remote registration drivers to scale easily across partner Web sites with a minimum of technical integration required.

            Reliability: We have conducted hundreds of thousands of transactions across our network of partner sites with a negligible failure rate. All our data transfers are conducted according to industry-standard security protocols, including Secure Sockets Layer (SSL).

            Scalability: All of our technologies are designed for rapid, complete deployment across a large number of distribution partners. We leverage existing registration implementations at our partner sites to speed up the integration process.

      The Aptimus Network technology has been designed to evolve with the business and the Internet marketplace.

Competition

      At the core of the Aptimus' network lead generation business is a proprietary, patent-pending technology and direct marketing approach called Dynamic Revenue Optimization, which automatically determines on a real-time basis the best marketer offers for promotion on each distribution partner's Web site and in each email sent. The technology is designed to optimize results for Aptimus' marketer clients by placing the right offers in front of the right customers, while maximizing revenues for Aptimus and its distribution partners.

      While we believe that our proprietary technology offers us an advantage over the competition, we nonetheless face competition from other online advertising and direct marketing companies such as ValueClick, Engage, Avenue A, and MaxWorldwide, some of which are also clients or partners of Aptimus.

      Aptimus also competes for Internet advertising revenues with large Web publishers and Web portals, such as AOL Time Warner, MSN, Overture, Terra Lycos, Google, and Yahoo!. These companies also have the potential to become major distribution partners for Aptimus.

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

Intellectual Property

      We regard our copyrights, service marks, trademarks, pending patents, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, patent and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, partners and others to protect our intellectual property rights. We have registrations or pending registrations of the trademark "Aptimus" and "The Aptimus Network" in the United States, Australia, Canada, China, the European Union, and New Zealand. We also have a pending non-provisional patent application in the United States and under the Patent Cooperation Treaty for protection in the PCT member states that covers our proprietary offer rotation engine as a whole as well as its various unique component parts.

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

Financial Information About Geographic Areas

      For the years ended December 31, 2002, 2001 and 2000 revenues attributable to the Unites States have been $2.8 million, $1.7 million and $16.7 million, or 97%, 93% and 99%, respectively For the past three fiscal years all long-lived assets of the Company have been located in the United States.

Employees

      As of March 14, 2003, Aptimus had a total of 21 employees. The current employee mix includes 9 in sales and marketing, 7 in technology and development, and 5 in finance and administration. Unions represent none of our employees. We consider relations with our employees to be good.

                          RISKS RELATED TO OUR BUSINESS

We have a limited operating history, which makes it difficult to predict our future performance.

      Our limited operating history makes predicting our future performance difficult and does not provide investors with a meaningful basis for evaluating an investment in our common stock. From our inception in June 1994 through June 1997, we existed as a division of Online Interactive, Inc. We began operations as an independent company in June 1997. In the first half of 1998, we began offering advertising opportunities on our Web sites and in our email newsletters, in addition to our primary business of lead generation. As a result, our performance from the end of the first quarter of 1998 through January 2001 was not comparable to prior periods. In February 2001, we repositioned the cCmpany as a direct marketing infrastructure provider, focusing all our resources on building our direct marketing network. As a result, our subsequent performance has not been and will not be comparable to prior periods. Moreover, the current economic downturn in the Internet business, specifically, and the overall economy, generally, has caused many online and traditional advertisers to drastically cut back or eliminate their advertising and marketing budgets and, in some cases, cease business operations altogether. Further erosion of this revenue source may adversely affect our operating results.

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

      We have not achieved profitability and are likely to continue to incur substantial losses through 2003. We incurred net losses of $21.1 million, or 1.2 times the amount of net revenues for the year ended December 31, 2000, $17.9 million, or more than 9.5 times the amount of our net revenues, for the year ended December 31, 2001, and $5.5 million, or more than 1.9 times the amount of our net revenues, for the year ended December 31, 2002. As of December 31, 2002, our accumulated deficit was $61.6 million. We have replaced an earlier strategy of increased expenditures to accelerate growth with our current strategy of maintaining operating expenses and capital expenditures to levels commensurate with actual growth. In February 2001 the decision was made to discontinue activities related to our consumer-direct Web sites. Although this decision has resulted in a decrease in continuing operating expenses after the first quarter of 2001, we still must significantly increase net revenues to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our net revenues will grow more slowly than we anticipate or that operating expenses will exceed our expectations. Our accountants have noted that these conditions raise substantial doubt about our ability to continue as a going concern, as emphasized in their report included in this annual report.

We may need additional financing in the near future, without which we may be required to restrict or discontinue our operations.

      Our business does not currently generate the cash necessary to fund our operations. We anticipate that our available cash resources will be sufficient to meet our currently anticipated capital expenditures and working capital requirements for at least the next three to six months. Thereafter, we may need to raise additional funds to continue operation, develop or enhance our services or products, fund expansion, respond to competitive pressures or acquire businesses or technologies. Unanticipated expenses, poor financial results or unanticipated opportunities that require financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict or discontinue our operations.

Our quarterly operating results are uncertain and may fluctuate significantly, which could negatively affect the value of our share price.

      Our operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate. For example, during the year ended December 31, 2002, the percentage of annual net revenues attributable to the first, second, third and fourth quarters were 26.5%, 26.8%, 18.4% and 28.3%, respectively. Our operating results for a particular quarter or year may fall below the expectations of securities analysts and investors. With the significant shift in the business to an online direct marketing infrastructure provider, operating results in the near term may fall below earlier established expectations of securities analysts and investors. These lower operating results may cause a decrease in our stock price.

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

      During the year ended December 31, 2002, nearly 100% of our contracts had month-to-month terms with automatic renewal unless terminated by either party with 30 days' notice. The loss of a significant number of these contracts in any one period could result in a reduction in the size of our offer network, cause an immediate and significant decline in our net revenues and cause our business to suffer.

The loss of the services of any of our executive officers or key personnel would likely cause our business to suffer.

      Our future success depends to a significant extent on the efforts and abilities of our senior management, particularly Timothy C. Choate, our Chairman, President and Chief Executive Officer, Chris Redlitz our Senior Vice President of Sales and Business Development and other key employees, including our technical and sales personnel. The loss of the services of any of these individuals could harm our business. We may be unable to attract, motivate and retain other key employees in the future. Competition for employees in our industry has experienced a reduction in intensity. However, in the past we have experienced difficulty in hiring qualified personnel. We do not have employment agreements with any of our key personnel, nor do we have key-person insurance for any of our employees.

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

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

      Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "a penny stock". A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share. Our shares have been quoted on the OTCBB since March 7, 2003. Prior to March 7, 2003, our shares were quoted on the Nasdaq SmallCap Market. The price of our shares on such markets ranged from $0.38 to $2.25 during the period from January 1, 2002 to March 14, 2003, and the closing price of our shares on March 14, 2003 was $0.38. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

      Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

      In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

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

Our directors and executive officers hold a substantial portion of our stock, which could limit your ability to influence the outcome of key transactions, including changes of control.

      As of March 14, 2003, Mr. Choate beneficially owned approximately 34.5% of our issued and outstanding common stock and our directors and executive officers as a group beneficially owned approximately 35.1% of our issued and outstanding common stock. As a result, the ability of our other stockholders to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions, could be limited.

Our articles of incorporation, bylaws, change in control agreements and the Washington Business Corporation Act contain anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders.

      Provisions of our amended and restated articles of incorporation and bylaws [and change in control agreements we have entered into with certain of our executive officers] could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions include:

      o authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors, without shareholder approval, to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt;

      o prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect directors; and

      o declaration of a dividend distribution of preferred share purchase rights and adoption of a Rights Plan in March 2002, which would discourage a change of control attempt without the approval of the Board of Directors.

      o acceleration of option vesting and payment of severance in the event an executive loses his job as a consequence of the sale or merger of the Company.

      In addition, Chapter 23B.19 of the Washington Business Corporation Act and the terms of our stock option plan may discourage, delay or prevent a change in control which you may favor.

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

      We may be unable to compete successfully with current or future competitors. We face intense competition from online advertising and direct marketing companies like ValueClick, Engage, Avenue A and MaxWorldwide. Competition with smaller privately funded direct competitors also continues to be a factor. We expect competition from online competitors to remain intense because there are no substantial barriers to entry in our industry. Increased competition could result in price reductions for online advertising space and marketing services, reduced gross margins and loss of market share.

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

      Our email program distributes commercial email to company-owned and licensed lists of individual Internet users, some of whom are subscribers of third-party Internet service providers or ISPs such as AOL, Yahoo! and MSN. These ISPs have the ability to limit, restrict or otherwise filter the emails delivered to their subscribers. Efforts by such ISPs to limit or restrict third-party commercial emails such as ours, if successful, could result in lower net revenues to the Company from lead generation and cause our business to suffer.

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

      Our success largely depends on our trademarks, including "Aptimus," and internally developed technologies, including our patent pending opt-in serving platform, which includes offer rotation and implementation, order collection, order processing and lead delivery, that we seek to protect through a combination of patent, trademark, copyright and trade secret laws. Protection of our proprietary technology and trademarks is crucial as we attempt to build our proprietary advantage, brand name and reputation. Despite actions we take to protect our intellectual property rights, it may be possible for third parties to copy or otherwise obtain and use our intellectual property without authorization or to develop similar technology independently. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Although we are not currently engaged in any lawsuits for the purpose of defending our intellectual property rights, we may need to engage in such litigation in the future. Moreover, we may be unable to maintain the value of our intellectual property rights in the future.

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

      We could be subject to litigation and liability if third parties penetrate our network security or otherwise misappropriate our users' personal or credit card information. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. It could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and other federal and state agencies have investigated various Internet companies in connection with their use of personal information. We could be subject to investigations and enforcement actions by these or other agencies. In addition, we rent customer names and street addresses to third parties. Although we provide an opportunity for our customers to remove their names from our rental list, we nevertheless may receive complaints from customers for these rentals.

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

      Laws and regulations that apply to Internet communications, commerce, commercial email and advertising are becoming more prevalent. The adoption of such laws could create uncertainty in use of the Internet and reduce the demand for our services, or impair our ability to provide our services to clients. Congress has enacted legislation regarding children's privacy on the Internet, several states have passed laws restricting certain forms of commercial email, and similar legislation is pending in a number of other states. Additional laws and regulations may be proposed or adopted with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, delivery of commercial email, intellectual property rights and information security. The passage of legislation regarding user privacy or direct marketing on the Internet may reduce demand for our services or limit our ability to provide customer information to marketers. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. For example, the European Union has adopted a directive addressing data privacy that may result in limits on the collection and use of consumer information. The adoption of consumer protection laws that apply to online marketing could create uncertainty in Internet usage and reduce the demand for our services, or impair our ability to provide those services to clients.

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

Item 2: Properties

      The Company currently occupies 9,677 square feet in a leased facility in Seattle, Washington and 7,188 square feet in a leased facility in San Francisco, California. The current lease in Seattle expires in May 2004, and the current lease in San Francisco expires in July 2003. The leased facilities are adequate for the Company's needs.

Item 3: Legal Proceedings

      We are not engaged in any material litigation at this time.

Item 4: Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5: Market for Registrant's Common Equity And Related Stockholder Matters

                           Price Range of Common Stock

      The Company's Common Stock (the "Common Stock") was quoted on the Nasdaq National Market under the symbol "FSHP" from our initial public offering on September 27, 1999 through October 23, 2000. From October 24, 2000 through September 30, 2002 the Common Stock was quoted on the Nasdaq National Market under the symbol "APTM." From October 1, 2002 to March 6, 2003 the Common Stock was quoted on the Nasdaq Small-Cap Market under the symbol "APTM." Since March 7, 2003, the Common Stock has been trading on the NASD OTCBB under the symbol "APTM.OB." Prior to September 27, 1999, there was no public market for our common stock. The following table shows the high and low closing sale prices for our common stock as reported on the Nasdaq National Market and Nasdaq Small-Cap Market for the periods indicated:

                                                         High         Low
                                                         ----         ---

    Year Ended December 31, 2001
      First quarter...............................     $   1.25    $   0.38
      Second quarter..............................     $   0.41    $   0.27
      Third quarter...............................     $   0.47    $   0.16
      Fourth quarter..............................     $   1.05    $   0.44
    Year Ended December 31, 2002
      First quarter...............................     $   2.25    $   0.50
      Second quarter..............................     $   2.00    $   1.05
      Third quarter...............................     $   1.45    $   0.66
      Fourth quarter..............................     $   0.86    $   0.48

      As of March 14, 2003, there were approximately 1,873 holders of record of the Common Stock and 4,220,933 shares of the Common Stock outstanding.

      The Company has never paid cash dividends on the Common Stock and does not intend to pay cash dividends on the Common Stock in the foreseeable future. The Company's board of directors intends to retain any earnings to provide funds for the operation and expansion of the Company's business.

Recent Sales of Unregistered Securities

      In October 2002, the Company issued 150,000 shares of unregistered common stock to the landlord of its Seattle office space, Merrill Place LLC, as additional consideration in connection with the modification of the Company's Seattle real property lease. The shares were issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act, as Merrill is an accredited investor.

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

                                                                                    Aptimus, Inc.
                                                         --------------------------------------------------------------------
                                                                               Year ended December 31,
                                                         --------------------------------------------------------------------
                                                           1998           1999           2000           2001           2002
                                                         --------       --------       --------       --------       --------
      Statement of Operations Data:
      Revenues ....................................      $  1,251       $  8,506       $ 16,873       $  1,874       $  2,915
        Operating expenses:
        Sales and marketing .......................         3,088         15,042         29,571          6,185          1,972
        Connectivity and network costs ............           181            616          2,047          1,780          1,311
        Partner fees ..............................            --             --             --            321          1,013
        Research and development ..................           387            901          2,439          1,632            559
        General and administrative ................           417          1,343          3,055          2,423          1,687
        Depreciation and amortization .............           140          1,156          2,419          2,268          1,305
        Equity-based compensation .................           174          1,117            774            371             11
        Lease renegotiation costs and abandonment .            --             --             --             --            478
           of leasehold improvements
        Restructuring costs .......................            --             --             --          4,998             --
                                                         --------       --------       --------       --------       --------
                Total operating expenses ..........         4,387         20,175         40,305         19,978          8,336
                                                         --------       --------       --------       --------       --------
      Operating loss ..............................        (3,136)       (11,669)       (23,432)       (18,104)        (5,421)
      Interest expense ............................            66             40            114            155             24
      Other (income) expense, net .................            (3)          (818)        (2,442)          (381)            59
                                                         --------       --------       --------       --------       --------
      Net loss ....................................      $ (3,199)      $(10,891)      $(21,104)      $(17,878)      $ (5,504)
                                                         ========       ========       ========       ========       ========
      Basic and diluted net loss per share ........      $  (0.51)      $  (1.08)      $  (1.36)      $  (1.44)      $  (1.35)
                                                         ========       ========       ========       ========       ========
      Shares used to compute basic and
        Diluted per share amounts .................         6,224         10,043         15,567         12,400          4,073
                                                         ========       ========       ========       ========       ========

                                                                                  As of December 31,
                                                         --------------------------------------------------------------------
                                                           1998           1999           2000           2001           2002
                                                         --------       --------       --------       --------       --------
      Balance Sheet Data:
        Cash and cash equivalents .................      $  2,892       $ 33,795       $ 12,854       $  3,651       $    667
        Working capital (deficiency) ..............         2,014         46,736         23,032          4,387            698
        Total assets ..............................         3,687         55,816         35,532          7,510          1,941
        Long-term obligations, less current portion           195             40            944             68             --
        Total shareholders' equity ................         2,243         50,911         29,868          6,644          1,232

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

      We are positioning ourselves to be the leading online direct response network. Our focus is creating high volume performance-based customer acquisition solutions for major consumer marketers. To achieve these objectives, we leverage our proprietary technology platform to dynamically present offers to large volumes of transacting consumers at the point of transaction, when they are most likely to respond, across a broad variety of web sites. In our network we focus our efforts around two primary offer presentation formats:

      1. CoRegistration - We present relevant offers to transacting consumers in a manner that allows them to "opt-in" or choose the offers they wish to receive. By managing the registration process, we can target offers "real time" based on the site demographics, the data entered in the order process (e.g. geotargeting), and/or the substance of the specific transaction. Managed transactions include product purchases, email and site registrations or joins, and other transactional actions occurring on the web sites of our distribution partners.

      2. Email - We present relevant offers to consumers via opt-in email lists, including lists that we own, lists that we manage for others, and third party lists.

      During 2002, we derived our revenues primarily from lead generation contracts related to the Aptimus network of sites and opt-in email lists. We receive lead generation revenues when we deliver customer information to a marketer in connection with an offer presented via our network. Revenue from the Aptimus network started in the first quarter of 2001. In prior years we derived our revenues from lead generation activities, banner advertising, site sponsorships and newsletter sponsorships related to the FreeShop site, which was sold in May of 2001. Lead generation pricing is based on cost per lead and varies depending on the type of offer. Generally, pricing of advertising is based on cost per impression or cost per click through. In the second half of 2000, we saw a shift away from these traditional advertising models towards a cost per action model where advertisers pay based on actual orders or registrations received. The services we deliver are primarily sold under short-term agreements that are subject to cancellation. We recognize revenues in the period in which we deliver the service, provided we have no further performance obligation.

      For the years ended December 31, 2000, 2001, and 2002 our ten largest clients accounted for 28.0%, 40.2% and 44.6% of our net revenues, respectively. No single client accounted for more than 10% of net revenues in the years ended December 31, 2000 and 2002. One customer accounted for 10.3% of revenues during the year ended December 31, 2001.

      Our business has been operating at a loss and generating negative cash flows from operations since inception. As of December 31, 2002, we had an accumulated deficit of approximately $61.6 million. With the reductions in continuing operating expenses that have been made and growth in revenues, we anticipate achieving positive earnings and cash flows during the year ending December 31, 2003. However, there are still many challenges to achieving this goal, including the availability of additional financing, and the achievement is by no means assured. See "Risks Related to Our Business".

      On March 7, 2003, our common stock was delisted from the Nasdaq SmallCap Market due to our noncompliance with the continued listing standards for that market. Since March 7, 2003, our common stock has been quoted on the OTCBB under the symbol "APTM.OB".

Results of Operations

      The following table sets forth statement of operations data for the periods indicated as a percentage of net revenues:

                                                            Year Ended December 31,
                                                       -----------------------------------
                                                         2000         2001           2002
                                                       -------      -------        -------
      Net revenues ..............................        100.0%       100.0%         100.0%
      Operating expenses:
        Sales and marketing .....................        175.3        330.0           67.7
        Connectivity and network costs ..........         12.1         95.0           45.0
        Partner fees ............................           --         17.2           34.7
        Research and development ................         14.5         87.1           19.2
        General and administrative ..............         18.1        129.3           57.9
        Depreciation and amortization ...........         14.3        121.0           44.7
        Equity-based compensation ...............          4.6         19.8            0.4
        Lease renegotiation costs and abandonment
          of Leasehold improvements .............           --           --           16.4
        Restructuring costs .....................           --        266.7             --
                                                       -------      -------        -------
                Total operating expenses ........        238.9      1,066.1          286.0
                                                       -------      -------        -------
      Operating loss ............................       (138.9)      (966.1)        (186.0)
      Interest expense ..........................          0.7          8.2            0.8
      Other (income) expense, net ...............        (14.5)       (20.3)           2.0
                                                       -------      -------        -------
      Net loss ..................................       (125.1)%     (954.0)%       (188.8)%
                                                       =======      =======        =======

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net revenues. We derive our revenues primarily from lead generation contracts. Leads are obtained both from a network of partner sites and opt-in email lists. Our net revenues increased by $1.0 million, or 56%, to $2.9 million in the year ended December 31, 2002 from $1.9 million in the year ended December 31, 2001. The increase in revenues resulted from a $2.2 million increase in revenues from our network and a $1.2 million decrease in the discontinued FreeShop site related revenues.

      Revenue related to our network increased due to an increase in transactions taking place on the network. The quantity of transactions has increased as a result of adding more partners and clients to the network and sending more emails. The average number of emails sent per month in 2002 increased by 425% compared to the monthly average in 2001. The increase in transaction volume was tempered by a concurrent decrease in the average fee per lead of approximately 12%. Also, email marketing was implemented as part of our network model in the third quarter of 2001 and did not provide revenues for an entire year in 2001.

      Revenue related to the FreeShop site decreased as a result of discontinuation of our consumer-direct Web sites.

      The table below provides detail of the composition of our net revenue, in thousands:

                                               Year Ended December 31,
                                         ---------------------------------
                                           2000         2001         2002
                                         -------      -------      -------
      Network revenue .............      $    --      $   630      $ 2,837
      FreeShop site related revenue       16,873        1,244           78
                                         -------      -------      -------
        Total revenue .............      $16,873      $ 1,874      $ 2,915

      Sales and marketing. In the second half of 2001 and all of 2002 sales and marketing expenses consisted primarily of marketing and operational personnel costs, bad debts, and outside sales costs. In the first half of 2001 and all of 2000, sales and marketing expenses were primarily comprised of advertising costs, marketing and operational personnel costs related to developing our brand and generating visits to our Web sites, as well as personnel and other costs. Sales and marketing expenses decreased by $4.2 million, or 68%, to $2.0 million in 2002 from $6.2 million in 2001. The decrease in sales and marketing expenses is primarily a result of a $1.6 million reduction in advertising and public relations spending and $1.8 million in reduced payroll costs. Sales and marketing expenses in 2003 are expected to be relatively consistent with amounts in 2002.

      Connectivity and network costs. Connectivity and network costs consist of expenses associated with the fees, maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs. Internet and network connectivity decreased by $468,000, or 26%, to $1.3 million in 2002 from $1.8 million in 2001. This decrease resulted from the elimination of costs associated with the FreeShop site in May of 2001. Internet and network connectivity expenses are expected to decrease slightly in 2003 compared to amounts in 2002.

      Partner fees. Partner fees expense consists of fees to distribution partners participating in our network. Partner fees increased by $692,000, or 216%, to $1.0 million in 2002 from $321,000 in 2001. This increase resulted from approximately a 350% increase in network related revenues. Partner fees have increased at a lower rate than network revenues as a result of email based campaigns. Email based campaigns that are sent to Company-owned lists do not have any partner fees associated with them. Also the cost of delivering the emails and certain third-party costs are generally deducted before calculating the fees due partners for email based campaigns not sent to Company-owned lists. With the implementation of the network model advertising expenses included in sales and marketing were virtually eliminated.

      Research and development. Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems. Research and development expenses decreased by $1.1 million, or 66%, to $559,000 in 2002 from $1.6 million in 2001. Reductions in staff resulting from the restructuring and cost cutting efforts have reduced labor expenses by approximately $480,000 and outside services by approximately $440,000 compared to the prior year. Research and development expenses in 2003 are expected to be relatively consistent with amounts in 2002.

      General and administrative. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and professional service fees. General and administrative expenses decreased by $736,000, or 30%, to $1.7 million in 2002 from $2.4 million in 2001. The two largest factors in the decrease in general and administrative expenses was a decrease in Legal, accounting and other outside service fees of approximately $260,000 and one time costs in 2001 of approximately $370,000. The one time costs in 2001 resulted from termination of an operating agreement acquired as part of the XmarksTheSpot acquisition, and costs incurred for investment banking services related to potential strategic transactions. General and administrative expenses in 2003 are expected to be relatively consistent with amounts in 2002.

      Depreciation and amortization. Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements, acquired technology, work force in-place and goodwill from acquisitions. Depreciation and amortization expenses decreased by $964,000, or 43%, to $1.3 million in 2002 from $2.3 million in 2001. The decrease in depreciation is a result of assets disposed or written off in 2001 as part of the restructuring, assets becoming fully depreciated during 2002 and abandonment of some leasehold improvement costs in September 2002.

      Equity-based compensation. Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options and stock grants granted to employees and directors at prices below the fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the options granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses decreased by $360,000, or 97%, to $11,000 in 2002 from $371,000 in 2001. The decrease in equity-based compensation is primarily a result of the recognition of $305,000 in equity-based compensation for restricted stock grants in September 2001. Equity-based compensation expense in 2003 is expected to be relatively consistent with amounts in 2002.

      Lease renegotiation costs and impairment of leasehold improvements. We renegotiated the lease with our Seattle landlord to substantially reduce the amount of space we lease and the corresponding rental rate we pay for our Seattle offices. The new arrangement accommodates our limited space requirements and reflects the current market's lower rates. Under the terms of the new lease, beginning October 1, 2002, Aptimus began paying significantly less rent for a significantly reduced amount of office space. As part of the transition, Aptimus lost the use of a majority of the leasehold improvements made in Seattle. Lease renegotiation costs and impairment of leasehold improvements of $478,000 has been recorded; $377,000 relates to the net book value of the leasehold improvements being surrendered to the landlord, $25,000 relates to a cash payment and $76,000 relates to the issuance of 150,000 shares of our unregistered common stock to the Seattle landlord as compensation for amending the lease. In addition, we recently successfully renegotiated our lease with the San Francisco landlord to substantially reduce the rental rate we pay for our San Francisco offices. As a result, we reduced our base monthly rental rate by 50%, effective January 1, 2003, but otherwise left unchanged our use and the amount of space under lease in San Francisco. No additional consideration was given to the landlord, nor were any impairment charges incurred as a consequence of the amended rental rate. No significant additional lease renegotiation costs or impairments of leasehold improvements are expected in 2003.

      Restructuring costs. Restructuring costs consist of costs associated with repositioning the Company as a direct marketing infrastructure provider and the discontinuance of our consumer-direct Web sites. The restructuring category was new for 2001, as this was the first time we undertook a restructuring. There were no restructuring costs recorded in 2002 as no further restructurings were undertaken in 2002. Amounts accrued in 2001 were paid in January of 2002 as expected and no additional amounts were incurred related to the 2001 restructuring. We do not expect to incur restructuring costs in 2003.

      Interest expense. Interest expense in 2002 relates to capital equipment leases. Interest expense totaled $24,000 and $155,000 in the years ended December 31, 2002, and 2001, respectively. Interest expense decreased as the Imperial Bank note was paid off in August 2001 and the Fingerhut Companies note was paid off in November 2001.

      Other (income) expense, net. Other (income) expense, net, consists of interest income, gains and losses on disposal of assets and impairments on long-term investments. Other (income) expense, net, decreased by $440,000 to a $59,000 expense in 2002 from a $381,000 gain in 2001. Interest income has decreased as the balance available for investment has decreased due to use of cash for operations and a decline in interest rates. In addition to the decrease in interest income an impairment on long-term investments of $107,000 was recorded during the year.

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

      Sales and marketing. In the second half of 2001 sales and marketing expenses consisted primarily of marketing and operational personnel costs, bad debts, and outside sales costs. In the first half of 2001 and all of 2000, sales and marketing expenses were primarily comprised of marketing and operational personnel costs related to developing our brand and generating visits to our Web sites, as well as personnel and other costs. Sales and marketing expenses decreased by $23.4 million, or 79%, to $6.2 million in 2001 from $29.6 million in 2000. The decrease in sales and marketing expenses was primarily a result of $13.7 million reduction in advertising spending, $5.5 million in reduced payroll costs, settlement of liabilities for $358,000 less than previously recorded and recovery of $304,000 of amounts that had been reserved for as bad debts. As a result of the decrease in revenue, sales and marketing expense increased as a percentage of revenue even though the total sales and marketing expense decreased.

      Connectivity and network costs. Connectivity and network costs decreased by $200,000, or 15%, to $1.8 million in 2001 from $2.0 million in 2000. This decrease resulted from the elimination of costs associated with the FreeShop site in May of 2001.

      Partner fees. Partner fees increased by $321,000, to $321,000 in 2001 from zero in 2000. This increase resulted from the implementation of the network model. Prior to the network model such costs for partner fees did not exist. With the implementation of the network model advertising expenses included in sales and marketing were virtually eliminated.

      Research and development. Research and development expenses decreased by $800,000, or 33%, to $1.6 million in 2001 from $2.4 million in 2000. Reductions in staff resulting from the restructuring and cost cutting efforts have reduced labor expenses by approximately $970,000 compared to 2000. The reductions were partially offset by increased consulting costs during the first quarter of 2001. These consulting costs were incurred to integrate and improve the network technology platform during the first three months of 2001. As a result of the decrease in revenue, research and development expense increased as a percentage of revenue even though the total research and development expense decreased.

      General and administrative. General and administrative expenses decreased by $632,000, or 21%, to $2.4 million in 2001 from $3.1 million in 2000. The decrease in general and administrative expenses was in equal measure a result of decreases in labor costs and a decrease in revenue based business taxes. As a result of the decrease in revenue, general and administrative expense increased as a percentage of revenue even though the total general and administrative expense decreased.

      Depreciation and amortization. Depreciation and amortization expenses decreased by $151,000, or 6%, to $2.3 million in 2001 from $2.4 million in 2000. The decrease in depreciation and amortization was a result of a $447,000 increase in depreciation expense and a $598,000 decrease in amortization expense. The net increase in depreciation was a result of a $545,000 increase related to fixed assets acquired in the year ended December 31, 2000, a $41,000 increase related to fixed assets acquired in the year ended December 31, 2001, and a $139,000 decrease related to disposals of fixed asset during 2001. The net decrease in amortization was primarily a result of the write-off of intangible assets related to the restructuring in the first and second quarter of 2001. This decrease was offset by a $337,000 increase as a result of acquiring XMarkstheSpot, Inc. in December 2000. As a result of the decrease in revenue, depreciation and amortization expense increased as a percentage of revenue.

      Equity-based compensation. Equity-based compensation expenses decreased by $403,000, or 52%, to $371,000 in 2001 from $774,000 in 2000. The decrease in equity-based compensation was primarily a result of options forfeited by terminated employees. This decrease was offset by the recognition of $305,000 in equity-based compensation for restricted stock grants issued in September 2001.

      Restructuring costs. Restructuring costs consist of costs associated with repositioning the Company as a direct marketing infrastructure provider and the discontinuance of our consumer-direct Web sites. The restructuring category was new for 2001, as this is the first time we undertook a restructuring. The total costs of $4,998,000 were comprised of $1,965,000 of severance costs, $902,000 of losses related to abandonment and disposal of capitalized software and fixed assets and $2,131,000 of losses related to impairment of intangible assets resulting from the repositioning activities.

      Interest expense. Interest expense resulted from capital equipment leases and notes payable to Imperial Bank, Fingerhut Companies and AFCO. Interest expense totaled $155,000 and $114,000 in the year ended December 31, 2001, and 2000, respectively. Interest expense increased due (1) the $838,000 note payable to Fingerhut Companies that was entered into in April 2001 in partial consideration for the redemption of common stock from Fingerhut Companies, (2) the Imperial Bank notes were held for a greater portion of 2001 than 2000, and
(3) approximately $200,000 of capital leases were assumed in December 2000.

      Other income, net. Other income, net, decreased by $2.1 million to $381,000 in 2001 from $2.4 million in 2000. Interest income decreased as the balance available for investment decreased due to use of cash for operations and a decline in interest rates. In addition to the decrease in interest income an impairment on long-term investments of $197,000 and a $74,000 loss on disposal of fixed assets were recorded during the year ended December 31, 2001.

      Income Taxes. No provision for federal income taxes was recorded for any of the periods presented due to our current loss position.

Liquidity and Capital Resources

      Since we began operating as an independent company in June 1997, we have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through December 31, 2002 totaled $65.7 million, including $21.5 million raised from Fingerhut Companies. As of December 31, 2002, we had approximately $718,000 in cash, cash equivalents and short-term securities, providing working capital of $698,000. No off balance sheet assets or liabilities existed at December 31, 2002.

      Net cash used in operating activities was $3.8 million and $12.5 million in the years ended December 31, 2002 and 2001, respectively. Cash used in operating activities in the year ended December 31, 2002 resulted primarily from net losses, a decrease in accrued liabilities and an increase in accounts receivable, which were partially offset by an increase in accounts payable and a decrease in prepaid expenses. Cash used in operating activities in the year ended December 31, 2001 resulted primarily from net losses, and decreases in accrued liabilities and accounts payable, which were partially offset by a decrease in accounts receivable and prepaid expenses.

      Net cash provided by investing activities was $1.0 million and $10.8 million in the years ended December 31, 2002 and 2001, respectively. In the year ended December 31, 2002, $29,000 was used to purchase computer equipment, software, furniture, office equipment and to pay for leasehold improvements; $10,000 was used to purchase an intangible asset; $43,000 was received from the sale of computer equipment and furniture; and $1.0 million was received from the of sale of short-term securities. In the year ended December 31, 2001, $370,000 was used to purchase computer equipment, software, furniture, office equipment and to pay for leasehold improvements; $81,000 was received from the sale of computer equipment and furniture; and $11.1 million, net, was received from the of sale and purchase of short-term securities.

      Net cash used in financing activities was $168,000 and $7.4 million in the years ended December 31, 2002 and 2001, respectively. Net cash used in financing activities in 2002 resulted from principle payments of $84,000 on capital leases and $89,000 in principle payment on notes payable, which were offset by $5,000 in proceeds from stock option exercises. Net cash used in financing activities in 2001 resulted from the repurchase of nearly 12.2 million shares of common stock for $4.9 million, principle payments of $156,000 on capital leases and $2.4 million in principal payment on notes payable.

      We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next three to six months. Thereafter, we may need to raise additional capital to meet our long-term operating requirements. Subject to the receipt of such additional financing, if required, on terms favorable to the Company,, we anticipate achieving positive earnings and cash flows in the near future. However, there are still many challenges to achieving this goal and the achievement is by no means assured. See "Risks Related to Our Business".

      Our cash requirements depend on several factors, including the level of expenditures on advertising and brand awareness, the rate of market acceptance of our services and the extent to which we use cash for acquisitions and strategic investments. Unanticipated expenses, poor financial results or unanticipated opportunities requiring financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. The delisting from the Nasdaq SmallCap Market and the going concern contingency contained in our audit report may make raising additional capital more difficult. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

      The following table summarizes the contractual obligations and commercial commitments entered into by the Company.

                                                       Payments Due by Period
                                                   -----------------------------
         Contractual Obligations                   Total        2003        2004
      -----------------------------------------    -----        ----        ----
      Capital lease obligations ...............       73          73          --
      Operating leases ........................      213         167          46
      Other long-term obligations .............      490         420          70
                                                    ----        ----        ----
          Total Contractual Cash Obligations ..     $776        $660        $116
                                                    ====        ====        ====

      The operating agreement included in other long-term obligations above can be terminated early with no penalties after February 2003.

Critical Accounting Policies

      Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of this Annual Report. We believe our most critical accounting policies include revenue recognition, allowance for doubtful accounts and fixed assets.

      The Company currently derives revenue from providing lead generation and customer acquisition activities through a network of website and email partners. Revenues earned for lead generation through the Aptimus network are based on a fee per lead and are recognized when the lead information is delivered to the client. Revenues earned for e-mail mailings can be based on a fee per lead, a percentage of revenue earned from the mailing, or a cost per thousand e-mails sent. Revenues from e-mail mailings sent on a cost per thousand basis are recognized when the e-mails are delivered. Revenues from e-mail mailings sent on a fee per lead or a percentage of revenue earned basis are recognized when amounts are determinable. In accordance with EITF 99-19, the Company recognizes revenues shared with network partners and opt-in email list owners on a gross basis.

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

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have an impact on the results of operations, financial position or cash flows of the Company.

      In October 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, although earlier application is encouraged. The adoption of SFAS 144 did not have an impact on the results of operations, financial position or cash flows of the Company.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds or amends various standards on accounting for debt extinguishments, intangible assets of motor carriers, and certain lease transactions. Additional technical corrections and amendments were made to various other existing authoritative pronouncements. The adoption of SFAS 145 did not have an impact on the results of operations, financial position or cash flows of the Company.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the Statement to result in a material impact on its financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of December 31, 2002.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company continued to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this Statement are effective for financial statements for interim periods beginning after December 15, 2002.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

      All of the Company's cash equivalents, short-term securities and capital lease obligations are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of December 31, 2002, however, the Company's cash equivalents and short-term securities mature within three months. As of December 31, 2002, the Company believes the reported amounts of cash equivalents, short-term securities and capital lease obligations to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

Item 8: Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                  Aptimus, Inc.
                              Financial Statements

                                                                         Page
                                                                         ----
    Reports of Independent Accountants..............................      29
    Balance Sheet as of December 31, 2001 and 2002..................      31
    Statement of Operations for the years ended December 31,
      2000, 2001 and 2002...........................................      32
    Statement of Shareholders' Equity for the years ended
      December 31, 2000, 2001 and 2002..............................      33
    Statement of Cash Flows for the years ended December 31,
      2000, 2001 and 2002...........................................      34
    Notes to Financial Statements...................................      35

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Aptimus, Inc.

      We have audited the accompanying balance sheets of Aptimus, Inc. at December 31, 2002 and 2001, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aptimus, Inc., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. In addition in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)
schedule 1.2 on page 51 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

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

Seattle, Washington
January 27, 2003

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Aptimus, Inc.

      In our opinion, the accompanying December 31, 2000 statements of operations, of shareholders' equity and of cash flows listed in the index appearing under Item 15(a)(1) on page 51 present fairly, in all material respects, the results of Aptimus, Inc.'s operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule at December 31, 2000, listed in the index appearing under Item 15(a)(2) on page 51 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


PricewaterhouseCoopers LLP
Seattle, Washington
February 28, 2001

                                  APTIMUS, INC.

                                  BALANCE SHEET
                                 (in thousands)

                                     ASSETS

                                                                              December 31,
                                                                       -------------------------
                                                                         2001             2002
                                                                       --------         --------
      Cash and cash equivalents ...............................        $  3,651         $    667
      Accounts receivable, net ................................             269              530
      Prepaid expenses and other assets .......................             219              159
      Short-term investments ..................................           1,046               51
                                                                       --------         --------
                Total current assets ..........................           5,185            1,407
      Fixed assets, net of accumulated depreciation ...........           2,115              440
      Intangible assets, net ..................................              33               24
      Long-term investments ...................................             147               40
      Deposits ................................................              30               30
                                                                       --------         --------
                                                                       $  7,510         $  1,941
                                                                       ========         ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

      Accounts payable ........................................        $    204         $    297
      Accrued and other liabilities ...........................             421              344
      Current portion of capital lease obligations ............              84               68
      Current portion of notes payable ........................              89               --
                                                                       --------         --------
                Total current liabilities .....................             798              709
      Capital lease obligations, net of current portion .......              68               --
                                                                       --------         --------
                Total liabilities .............................             866              709
                                                                       --------         --------
      Commitments and contingent liabilities (note 9)
      Shareholders' equity Common stock, no par value; 100,000
        Shares authorized, 3,985 and 4,221 issued and
        Outstanding at December 31, 2001 and 2002, respectively          60,173           60,282
      Additional paid-in capital ..............................           2,534            2,506
      Deferred stock compensation .............................             (13)              (2)
      Accumulated deficit .....................................         (56,050)         (61,554)
                                                                       --------         --------
                Total shareholders' equity ....................           6,644            1,232
                                                                       --------         --------
                                                                       $  7,510         $  1,941
                                                                       ========         ========

   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.

                             STATEMENT OF OPERATIONS
                      (in thousands, except per share data)

                                                                     Year ended December 31,
                                                            ------------------------------------------
                                                              2000             2001             2002
                                                            --------         --------         --------
      Net revenues .....................................    $ 16,873         $  1,874         $  2,915
      Operating expenses:
        Sales and marketing ............................      29,571            6,185            1,971
        Connectivity and network costs .................       2,047            1,780            1,312
        Partner fees ...................................          --              321            1,013
        Research and development .......................       2,439            1,632              559
        General and administrative .....................       3,055            2,423            1,687
        Depreciation and amortization ..................       2,419            2,268            1,305
        Equity-based compensation ......................         774              371               11
        Lease renegotiation costs and abandonment of
           leasehold improvements ......................          --               --              478
        Restructuring costs ............................          --            4,998               --
                                                            --------         --------         --------
                Total operating expenses ...............      40,305           19,978            8,336
                                                            --------         --------         --------
      Operating loss ...................................     (23,432)         (18,104)          (5,421)
      Interest expense .................................         114              155               24
      Other (income) expense net .......................      (2,442)            (381)              59
                                                            --------         --------         --------
      Net loss .........................................    $(21,104)        $(17,878)        $ (5,504)
                                                            ========         ========         ========
      Basic and diluted net loss per share .............    $  (1.36)        $  (1.44)        $  (1.35)
                                                            ========         ========         ========
      Weighted average shares used in computing per
        Share information ..............................      15,567           12,400            4,073
                                                            ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                  Common stock           Additional      Deferred                         Total
                                             ------------------------      paid-in         stock         Accumulated   Shareholders'
                                              Shares           Amount      capital     Compensation        Deficit       equity
                                             -------           ------    ----------    ------------      -----------   -------------
Balances at December 31, 1999..............   15,524            66,587      2,858         (1,466)          (17,068)       50,911
Repurchase of common stock.................     (664)           (1,637)                                                   (1,637)
Exercise of stock options and warrants.....      211               229                                                       229
Issuance of shares under employee
  stock purchase program...................       28               115                                                       115
Deferred compensation related to
  grants of stock options..................                                   146           (146)                             --
Deferred compensation related to
  forfeitures of stock options.............                                  (486)           486                              --
Amortization of deferred stock
  Compensation.............................                                                  774                             774
Issuance of common stock in connection
  with business acquisition................      406               580                                                       580
Net loss...................................                                                                (21,104)      (21,104)
                                             -------           -------     ------        -------          --------      --------
Balances at December 31, 2000..............   15,505            65,874      2,518           (352)          (38,172)       29,868
Repurchase of common stock.................  (12,162)           (5,637)         7                                         (5,630)
Exercise of stock options and
  warrants.................................       56                14        (14)                                            --
Issuance of shares under employee
  stock purchase program...................        7                 3                                                         3
Issuance of restricted shares under
  2001 Stock Plan..........................      635                          304                                            304
Deferred compensation related to
  forfeitures of stock options.............                                  (281)           281                              --
Amortization of deferred stock
  Compensation.............................                                                   58                              58
Adjustments to common stock in
  connection with a business acquisition ..      (56)              (81)                                                      (81)
Net loss...................................                                                                (17,878)      (17,878)
                                             -------           -------     ------        -------          --------      --------
Balance on December 31, 2001...............    3,985            60,173      2,534            (13)          (56,050)        6,644
Exercise of stock options and
  warrants.................................       86                34        (29)                                             5
Issuance of common stock in
  connection with lease renegotiation......      150                75                                                        75
Compensation related to issuance of
  stock options to outside contractor......                                     1                                              1
Amortization of deferred stock
  Compensation.............................                                                   11                              11
Net loss...................................                                                                 (5,504)       (5,504)
                                             -------           -------     ------        -------          --------      --------
Balance on December 31, 2002...............    4,221           $60,282     $2,506        $    (2)         $(61,554)     $  1,232
                                             =======           =======     ======        =======          ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.

                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                            Year ended December 31,
                                                                  ------------------------------------------
                                                                    2000             2001             2002
                                                                  --------         --------         --------
Cash flows from operating activities
Net loss .................................................        $(21,104)        $(17,878)        $ (5,504)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization .......................           2,419            2,268            1,305
     Bad debt expense (recovery) .........................           1,995             (296)              (2)
     Amortization of deferred stock compensation .........             774              371               11
     Compensation on shares of common stock issued .......              --               --               76
     Abandonment of fixed assets from lease renegotiation               --               --              377
     Restructuring costs .................................              --            4,998               --
     Cash paid for restructuring costs ...................              --           (1,900)             (15)
     Loss (gain) on disposal of property and equipment ...              (3)              74               (2)
     Impairment of long-term investment ..................              --              197              107
     Amortization of discount on short-term investments ..            (301)             (84)              (4)
     Changes in assets and liabilities, net of effects of
       business acquisitions:
       Accounts receivable ...............................          (1,107)           2,267             (259)
       Prepaid expenses and other assets .................            (253)             564               60
       Accounts payable ..................................           1,203           (2,384)             108
       Accrued and other liabilities .....................          (2,236)            (739)             (77)
                                                                  --------         --------         --------
       Net cash used by operating activities .............         (18,613)         (12,542)          (3,819)
                                                                  --------         --------         --------
Cash flows from investing activities
     Purchase of property and equipment ..................          (3,239)            (370)             (29)
     Proceeds from disposal of fixed assets ..............              23               81               43
     Purchase of intangible asset ........................              --               --              (10)
     Payment for business acquisitions ...................          (1,554)              --               --
     Purchase of short-term investments ..................         (21,259)          (3,947)              (1)
     Sale of short-term investments ......................          23,500           14,997            1,000
     (Purchase of) proceeds from  long-term investments ..              (1)               1               --
                                                                  --------         --------         --------
          Net cash provided (used) by investing activities          (2,530)          10,762            1,003
                                                                  --------         --------         --------
Cash flows from financing activities
       Proceeds from note payable ........................           2,000               --               --
       Repayment of notes payable ........................            (400)          (2,375)             (89)
       Principal payments under capital leases ...........            (105)            (156)             (84)
       Repurchase of common stock ........................          (1,637)          (4,899)              --
       Issuance of common stock, net of issuance costs ...             344                7                5
                                                                  --------         --------         --------
          Net cash provided (used) by financing activities             202           (7,423)            (168)
                                                                  --------         --------         --------
  Net decrease in cash and cash equivalents ..............         (20,941)          (9,203)          (2,984)
  Cash and cash equivalents at beginning of period .......          33,795           12,854            3,651
                                                                  --------         --------         --------
  Cash and cash equivalents at end of period .............        $ 12,854         $  3,651         $    667
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

Cash, cash equivalents and short-term investments

      The Company generally considers any highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

      The Company classifies, at the date of acquisition, its marketable securities into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2001 and 2002, short-term investments consisted of commercial paper and certificates of deposit with maturities of less than one year. Currently, the Company classifies all of its short-term investments as held to maturity, which are reported at amortized cost, which approximated their fair value at December 31, 2001 and 2002. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net.

      The Company invests its cash and cash equivalents in deposits at three major financial institutions that may, at times, exceed federally insured limits. Management believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to temporary cash investments.

Accounts receivable

      The Company grants credit to its customers for substantially all of its sales. The estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the aging categories are updated. The Company has reserved for all outstanding balances past due greater than ninety days as of December 31, 2002 and 2001.

Fixed assets

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

Intangible assets

      Intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

             Email names...................................     Two years
             Aptimus trademark and logo....................     Three years

      At December 31, 2001 and 2002, accumulated amortization of intangible assets was $24,000 and $42,000, respectively.

Long-term investments

      Long-term investments consist of minority equity investments in non-public companies. These investments are being accounted for on the cost basis and will be evaluated for impairment each quarter. During the years ended December 31, 2001 and 2002 the Company recorded charges of approximately $197,000 and $107,000, respectively, related to the impairment of these investments.

Impairment of long-lived assets

      The Company evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. No losses for impairment were recognized during 2000 while during 2001 impairment losses were recognized as part of the restructuring charges. As discussed further in Note 5, the Company recorded charges of $377,000 during 2002 related to the abandonment of leasehold improvements.

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

Revenue recognition

      The Company currently derives revenue from providing lead generation and customer acquisition programs through a network of website and email distribution partners.

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

      In addition to the ongoing revenue related to the network and email mailings some revenue has been recognized through March 31, 2002 related to services performed on the FreeShop site. These revenues have been recognized when received, as collection was not reasonably assured at the time the services were performed. As of December 31, 2002 it is not expected that any additional amounts will be received that have not been previously recognized as revenue.

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

      Included in net revenues are barter revenues, which are generated from exchanging lead generation and advertising services for advertising services. Such transactions are recorded at the estimated fair value based on comparable cash transaction. Revenue from barter transactions is recognized when advertising or lead generation is provided, and services received are charged to expense when used. For the year ended December 31, 2000, the Company recognized revenue from barter transactions of $1,738,000. No barter transactions were entered into or barter revenue recognized during the years ended December 31, 2001 and 2002.

      The Company also had advertising and lead generation agreements that provided for payment in equity securities of non-public companies. Revenue is recognized under such agreements when sufficient contemporaneous evidence exists concerning the value of the equity securities. Revenue recognized under such agreements, for the year ended December 31, 2000 was $344,000. No similar arrangements existed in the years ended December 31, 2001 and 2002.

Advertising costs

      The Company expenses advertising costs as incurred. Total advertising expense for the years ended December 31, 2000, 2001 and 2002 were $15,586,000, $1,455,000 and $8,000, respectively.

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

      The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation (in thousands):

                                                                            Year ended December 31,
                                                                  ------------------------------------------
                                                                    2000             2001             2002
                                                                  --------         --------         --------
      Numerator:
        Net loss .............................................    $(21,104)        $(17,878)        $ (5,504)
                                                                  ========         ========         ========
      Denominator:
        Weighted average shares used in computing net loss
           per share .........................................      15,567           12,400            4,073
                                                                  ========         ========         ========
      Potentially dilutive securities consist of the
        following:
        Options to purchase common stock .....................       1,397            1,236            1,394
        Warrants to purchase common stock ....................          16               16               14
                                                                  --------         --------         --------
                                                                     1,413            1,252            1,408
                                                                  ========         ========         ========

Concentrations of credit risk

      Concentrations of credit risk with respect to accounts receivable exist due to the large number of Internet based companies. This risk is mitigated due to the wide variety of customers to which the Company provides services, as well as the customer's dispersion across many different geographic areas. During the years ended December 31, 2000 and 2002, no single customer accounted for greater than 10% of total net revenues. During the year ended December 31, 2001 one customer accounted for 10.3% of net revenues. As of December 31, 2001 one customer accounted for 22.0% of outstanding accounts receivable. As of December 31, 2002 two customers accounted for 18.2% and 11.6%, respectively, of outstanding accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable.

Stock compensation

At December 31, 2002, the Company has two stock-based employee compensation plans, which are more fully described in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the years ended December 31:

                                                                                     2000             2001             2002
                                                                                   --------         --------         --------
Net loss, as reported ..........................................................   $(21,104)        $(17,878)        $ (5,504)
Add: Total stock-based employee compensation expense, included in the
   determination of net income as reported, net of related tax effects .........        774               59               11
Deduct: Total stock-based employee compensation expense determined
   under fair value based method for all awards, net of related tax effects ....     (2,989)            (932)            (373)
                                                                                   --------         --------         --------
Pro forma net loss .............................................................   $(23,319)        $(18,751)        $ (5,866)
                                                                                   ========         ========         ========

Earnings per share:
   Basic - as reported .........................................................   $  (1.36)        $  (1.44)        $  (1.35)
                                                                                   ========         ========         ========
   Basic - pro forma ...........................................................   $  (1.50)        $  (1.51)        $  (1.44)
                                                                                   ========         ========         ========

For SFAS No. 123 pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2000, 2001 and 2002, with the following assumptions used for grants to employees:

                                                                      Year ended December 31,
                                                             ---------------------------------------
                                                               2000            2001            2002
                                                             -------         -------         -------
            Weighted average risk free interest rate .....      6.29%           4.42%           3.29%
            Weighted average expected life (in years) ....      4.00            4.00            3.60
            Volatility ...................................       100%            100%            100%
            Dividends ....................................      None            None            None

Comprehensive income

      To date, the Company has not had any transactions required to be reported in comprehensive income other than its net loss.

Recent accounting pronouncements

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have an impact on the results of operations, financial position or cash flows of the Company.

      In October 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, although earlier application is encouraged. The adoption of SFAS 144 did not have an impact on the results of operations, financial position or cash flows of the Company.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds or amends various standards on accounting for debt extinguishments, intangible assets of motor carriers, and certain lease transactions. Additional technical corrections and amendments were made to various other existing authoritative pronouncements. The adoption of SFAS 145 did not have an impact on the results of operations, financial position or cash flows of the Company.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the Statement to result in a material impact on its financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of December 31, 2002.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company continued to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this Statement are effective for financial statements for interim periods beginning after December 15, 2002.

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

Restructuring costs of $4,998,000 for the year ended December 31, 2001 were recognized in accordance with the guidance of Emerging Issues Task Force 94-3. The restructuring resulted in the following charges during 2001 (in thousands):

                                                              First        Second        Third         Fourth
      Types of Costs                                         Quarter      Quarter       Quarter       Quarter         Total
      --------------------------------------------------     -------      -------       -------       -------         -----
      Employee severance ...............................     $1,462        $  503        $   --        $   --        $1,965
      Capitalized software costs .......................        364            --            --            --           364
      Disposal of fixed assets, Net ....................          4           534            --            --           538
      Impairment of intangible assets ..................        976         1,155                                     2,131
                                                             ------        ------        ------        ------        ------
         Total .........................................     $2,806        $2,192        $   --        $   --        $4,998
                                                             ======        ======        ======        ======        ======
      Balance of severance accrual at end of period ....     $  511        $  204        $   57        $   15        $   15
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

      At December 31, 2002 no assets or liabilities that were to be disposed of as part of the 2001 restructuring plan remained on the balance sheet, we do not anticipate any additional costs to be recorded as a result of the 2001 restructuring plan and all planned expenditures under the 2001 restructuring plan have been completed.

4. Accounts receivable

      Accounts receivable consist of the following (in thousands):

                                                                December 31,
                                                           --------------------
                                                             2001         2002
                                                           -------      -------
      Accounts receivable ..............................   $   337      $   606
      Less: Allowance for doubtful accounts ............       (66)         (76)
      Less: Allowance for list rental adjustments ......        (2)          --
                                                           -------      -------
                                                           $   269      $   530
                                                           =======      =======

5. Property and equipment

      Property and equipment consist of the following (in thousands):

                                                                December 31,
                                                           --------------------
                                                             2001         2002
                                                           -------      -------
      Computer hardware and software ...................   $ 3,272      $ 3,150
      Office furniture and equipment ...................       473          285
      Leasehold improvements ...........................       892          222
                                                           -------      -------
                                                             4,637        3,657
      Less: Accumulated depreciation and amortization ..    (2,522)      (3,217)
                                                           -------      -------
                                                           $ 2,115      $   440
                                                           =======      =======

      Property and equipment includes equipment under capital leases in the amount of $83,000 and $68,000 at December 31, 2001 and 2002, respectively. Accumulated amortization on this equipment was $44,000 and $67,000 at December 31, 2001 and 2002, respectively.

      During the third quarter of 2002 we negotiated and reached agreement with our Seattle landlord to substantially reduce the amount of space we lease and the corresponding rental rate we pay for our Seattle offices. The new arrangement accommodates our limited space requirements and reflects the current market's lower rates. Under the terms of the new lease, beginning October 1, 2002, Aptimus began paying significantly less rent for a reduced amount of office space and surrendered a majority of the leasehold improvements made in Seattle. Lease renegotiation costs and impairment of leasehold improvements of $478,000 were recorded; $377,000 related to the net book value of the leasehold improvements being surrendered to the landlord, $25,000 related to a cash payment required under the agreement to amend the lease and $76,000 related to 150,000 shares of unregistered common stock issued to the landlord. In addition, we recently successfully renegotiated our lease with our San Francisco landlord to substantially reduce the rental rate we pay for our San Francisco offices. As a result, we reduced our base monthly rental rate by 50%, effective January 1, 2003, but otherwise left unchanged our use and the amount of space under lease in San Francisco. No additional consideration was given to the landlord, nor were any impairment charges incurred as a consequence of the amended rental rate.

6. Accrued and other liabilities

      Accrued and other liabilities consist of the following (in thousands):

                                                      December 31,
                                                  ------------------
                                                   2001        2002
                                                  ------      ------
            Accrued advertising expense ....      $  105      $   --
            Accrued network partner fees ...          95         157
            Accrued commissions ............           8          17
            Deferred revenue ...............          24          12
            Accrued vacation ...............          58          70
            Restructuring costs ............          15          --
            Other ..........................         116          88
                                                  ------      ------
                                                  $  421      $  344
                                                  ======      ======

7. Note payable

      In September 2001 the Company borrowed $126,000 under a premium financing agreement with AFCO. The agreement was secured by the unearned premiums of the underlying insurance policy. Borrowings under this agreement were paid in 10 equal monthly payments through July 27, 2002 and bore interest at 8.5%.

8. Related party transactions

      During the year ended December 31, 2000, the Company provided services in the amount of $250,000 to a company for which Fingerhut is a significant shareholder. During the year ended December 31, 2000 Fingerhut acted as the list broker for the Company. Fees paid to Fingerhut for such services were $36,000. During 2001, the Company repurchased all shares of common stock held by Fingerhut (see Note 10).

      In June 2001, certain assets of the Company's suspended Desteo operation were sold to an entity controlled by relatives of the Company's CEO, Tim Choate. Mr. Choate had no involvement in negotiating the terms of the sale. The sale, which is in form substantially similar to the Company's earlier sale of certain of its FreeShop-related assets to Altura International, Inc., was on an earn-out basis in which the obligations of the purchaser are secured by the assets sold. To date no amounts have been received under this agreement, as the purchasing company has not earned any amounts from the site.

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

      Future minimum lease payments under the non-cancelable leases are as follows (in thousands).

                                                            Capital   Operating
     Year ending December 31,                                leases     leases
     ------------------------                               -------   ---------
       2003.............................................    $    73   $     167
       2004.............................................         --          46
                                                            -------   ---------
     Total minimum lease payments.......................         73    $    213
                                                            =======   =========
     Less: Amount representing interest.................         (5)
                                                            -------
     Present value of capital lease obligations.........         68
     Less: Current portion..............................        (68)
                                                            -------
     Capital lease obligations, net of current portion..    $    --
                                                            =======

      Rent expense for the years ended December 31, 2000, 2001 and 2002, was $712,000, $824,000 and $648,000 respectively. The Company has also entered into an agreement with a service provider that contains cancellation fees. The non-cancelable portion of this agreement calls for payments totaling approximately $35,000 through January 31, 2003. Cancellation fees do not apply if the Company elects to terminate the agreement after January 31, 2003. Total payments under this agreement through the end of the initial term would total $490,000 through February 2004.

Litigation

      The Company may be subject to various claims and pending or threatened lawsuits in the normal course of business. Management believes that the outcome of any such lawsuits would not have a materially adverse effect on the Company's financial position, results of operations or cash flows.

Change in Control Agreement

      In December 2002, the Board of Directors approved a Change in Control Agreement. Under the terms of this agreement, key members of management are to receive a severance package ranging between eight and twelve months salary in the event of a change in control of the Company and termination of the employee.

10. Shareholders' equity

Preferred stock

      Subject to the provisions of the articles of incorporation and limitations prescribed by law, the board of directors has the authority to issue, without further vote or action by the shareholders, up to 6,814,516 additional shares of preferred stock in one or more series.

      In March 2002, the Board of Directors of the Company declared a dividend distribution of one preferred share purchase right (a "right") for each outstanding share of Common Stock of the Company. The dividend is payable to the stockholders of record on March 29, 2002. Each right entitles the registered holder to purchase form the Company one one-thousandth of a share of Series C Preferred Stock of the Company at a price of $15 per one one-thousandth of a Preferred Share. In the event of an acquisition, except pursuant to a tender or exchange offer which is for all outstanding Common Shares at a price and on terms which a majority of certain members of the Board of Directors determines to be adequate, each holder of a right will thereafter have the right to receive upon exercise the number of Common Shares or of one one-thousandth of a share of Preferred Shares having a value equal to two times the exercise price of the right. There were no transactions during 2002 related to the rights.

Common stock

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

      During the year ended December 31, 2001 the Company repurchased 212,000 shares for approximately $184,000, respectively, under a 10b-18 stock repurchase plan approved by the Board of Directors and initiated in August 2000.

Warrants

      In connection with the redemption of common stock from Fingerhut, in April 2001, the Company issued to Fingerhut a warrant for 150,000 shares with an exercise price of $2.50 per share, subject to adjustment if future sales of common stock are sold for less than $0.40 per share. This warrant was cancelled in November 2001.

      In return for various services, the Company has issued warrants to purchase shares of common stock. At December 31, 2002, warrants outstanding are as follows:

            Year of issue     Shares    Exercise price  Year of expiration
            -------------     ------    --------------  ------------------
                1998          14,000        $ 1.02             2003

Stock options

      Effective June 30, 1997, the Company approved the 1997 Stock Option Plan (the 1997 Plan) to provide for the granting of stock options to employees, directors and consultants of the Company to acquire ownership in the Company and provide them with incentives for their service. Under the terms of the 1997 Plan, 1,255,177 shares of common stock remain unissued and not subject to options and have been reserved for issuance to plan participants.

      Effective June 12, 2001 the shareholders approved the 2001 Stock Plan (the 2001 Plan) to provide for the granting of stock options and restricted stock to employees, directors and consultants of the Company to provide them with incentives for their service. Under the terms of the 2001 Plan, 805,000 shares of common stock remain unissued and not subject to options and have been reserved for issuance to plan participants.

      The Plans are administered by the Board of Directors of the Company, which determines the terms and conditions of the options or restricted stock shares granted, including exercise price, number of shares granted and the vesting period of such shares. The maximum term of options is ten years from the date of grant. The options are generally granted at the estimated fair value of the underlying stock, as determined by the Board of Directors, on the date of grant. As of December 31, 2002, options to purchase 1,255,177 and 805,000 shares of common stock were available for future grant under the 1997 Plan and the 2001 Plan, respectively. During 2001, 635,000 shares of restricted stock were issued to the Board of Directors and certain members of senior management that by its terms became fully vested as a result of the tender offer. For the years ended December 31, 2000, 2001 and 2002, $211,000, $304,000 and $1,000, respectively, of deferred compensation was recorded for options and restricted stock grants for which the exercise price was lower than the fair market value at the date of grant. The deferred compensation recognized is amortized over the vesting period of the related options in accordance with Financial Accounting Standards Board interpretation No. 28. During the years ended December 31, 2000, and 2001 $486,000 and $281,000 of unamortized deferred compensation was reversed due to forfeitures of options. No such reversals were made in the year ended December 31, 2002.

      The following table presents option activity under the Plans (in thousands, except prices):

                                                                     Year ended December 31,
                                                   ------------------------------------------------------------
                                                         2000                2001                  2002
                                                   -----------------  -------------------   -------------------
                                                            Weighted             Weighted              Weighted
                                                             Average              Average               Average
                                                            Exercise             Exercise              Exercise
                                                   Shares    Price    Shares      Price     Shares      Price
                                                   ------   --------  ------     --------   ------     --------
Options outstanding at beginning of period ......  1,123     $3.92     1,397      $6.12      1,235      $1.88
Options granted..................................    786      9.00     1,258       0.40        755       0.76
Options exercised................................    200      1.14       223       0.35        124       0.38
Options forfeited................................    312      8.61     1,197       5.56        472       3.04
                                                   -----     -----     -----      -----      -----      -----
Options outstanding at end of period.............  1,397     $6.12     1,235      $1.88      1,394      $1.02
                                                   =====     =====     =====      =====      =====      =====
Weighted average fair value of options granted
  during the period..............................            $6.49                $0.29                 $0.48

      The following table summarizes information about stock options outstanding under the Plans at December 31, 2002 (in thousands, except prices and remaining contractual life):

                                      Options outstanding                                  Options exercisable
               -------------------------------------------------------------------     -----------------------------
                                                Weighted average
                                                    remaining
                                                   contractual    Weighted average                  Weighted average
                  Range of          Number of         life            exercise         Number of        Exercise
               exercise prices       shares        (in years)           price           Shares            price
               ---------------      ---------   ----------------  ----------------     ---------    ----------------
                $0.38--$ 0.81       1,138              9.0             $  0.50            493            $  0.45
                 1.02--  1.50         108              5.2                1.29            108               1.29
                 1.90--  4.75          73              7.3                2.18             40               2.26
                 5.31--  6.00          61              7.4                5.77             37               5.76
                12.69-- 14.88          14              6.9               14.31             10              14.27
                                    -----                                                ----
                                    1,394              8.5             $  1.02            688            $  1.17
                                    =====                                                ====

      The weighted average fair values and weighted average exercise prices per share at the date of grant for options granted under the plans were as follows:

                                                                                     Year ended December 31,
                                                            ------------------------------------------------------------------------
                                                                     Average fair value                  Average exercise price
                                                            ----------------------------------     ---------------------------------
                                                              2000         2001         2002         2000         2001        2002
                                                            --------     --------     --------     --------     --------    --------
    Options granted with exercise prices less than
      the fair value of the stock on the date of
      grant .............................................   $  12.61     $     --     $     --     $  15.82     $     --    $     --
    Options granted with exercise prices equal to the
      fair value of the stock on the date of grant ......   $   4.78     $   0.29     $   0.48     $   6.63     $   0.40    $   0.76
    Options granted with exercise prices greater than
      the fair value of the stock on the date of
      grant .............................................   $  18.99     $     --     $   0.10     $  27.96     $     --    $   1.49

      During the years ended December 31, 2000, 2001 and 2002, the Company granted options to purchase 5,000, zero and 6,000 shares of common stock, respectively, to consultants, advisors and investment managers and as severance to certain employees.

      The Company follows SFAS No. 123 in accounting for options and warrants issued to non-employees. During the years ended December 31, 2002 and 2000, the Company recognized $1,000 and $145,000, respectively, of expense in connection with options issued to consultants and advisors. The Company did not issue any options to non-employees during the year ended December 31, 2001. In determining the fair value of the options and warrants granted or issued to non-employees on the date of grant, the Company used the Black-Scholes option-pricing model with the following assumptions:

                                                                        Year ended December 31,
                                                                  -----------------------------------
                                                                    2000         2001          2002
                                                                  --------     --------      --------
                 Weighted average risk free interest rate.....      6.62%         N/A           1.75%
                 Weighted average expected life (in years)....     10.00          N/A           1.00
                 Volatility...................................       100%         N/A            100%
                 Dividends....................................      none          N/A           none

      No warrants were issued during 2000 or 2002. The weighted-average fair value of warrants issued during 2001 was $0.05 per share.

11. Equity based compensation

      Equity based compensation by statement of operations classifications is as follows:

                                                                        Year ended December 31,
                                                                  -----------------------------------
                                                                    2000         2001          2002
                                                                  --------     --------      --------
                 Sales and marketing ........................      $   545     $     25      $      3
                 Internet and network .......................           21            4            --
                 Research and development ...................          114            8            --
                 General and administrative .................           94          334             8
                                                                   -------     --------      --------
                      Total Equity-based compensation .......      $   774     $    371      $     11
                                                                   =======     ========      ========

12. Stock purchase plan

      The Company's Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) on April 17, 2000 under which two million shares have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 50% of the employees' cash compensation or 1,800 shares per purchase period. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan-defined dates. Pursuant to the Purchase Plan, 28,436 shares were purchased at a weighted average price of $4.04 per share for the year ended December 31, 2000, and 7,200 shares were purchased at a weighted average price of $0.39 per share for the year ended December 31, 2001. No shares were purchased under the Purchase Plan in the year ended December 31, 2002.

13. Employee retirement plan

      During 1999, the Company established the Aptimus 401(k) plan, a tax-qualified savings and retirement plan intended to qualify under Section 401 of the Internal Revenue Code. All employees who satisfy the eligibility requirements relating to minimum age and length of service are eligible to participate in the plan and may enter the plan on the first day of any month after they become eligible to participate. Participants may make pre-tax contributions to the plan of up to 15% of their eligible earnings, subject to a statutorily prescribed annual limit. The Company may make matching contributions of up to 100% of the first 6% of the compensation elected for contribution to the plan by an employee. Each participant is fully vested in his or her contributions and the investment earnings thereon, but vesting in any matching contributions by us takes place over a period of five years. The Company has made no matching contributions to the plan as of December 31, 2002.

14. Income taxes

      A current provision for income taxes was not recorded for the years ended December 31, 2000, 2001 and 2002 due to taxable losses incurred during such periods. A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to the expiration of net operating loss carry-forwards.

      Deferred tax assets at December 31, 2001 and 2002 are as follows (in thousands):

                                                                         December 31,
                                                                 -------------------------
                                                                   2001             2002
                                                                 --------         --------
            Net operating loss carryforwards ................    $ 18,908         $ 20,565
            Nondeductible allowances and accruals ...........         205              358
            Expense related to stock options and warrants ...          45               77
                                                                 --------         --------
                                                                   19,158           21,000
            Less: Valuation allowance .......................     (19,158)         (21,000)
                                                                 --------         --------
                                                                 $     --         $     --
                                                                 ========         ========

      At December 31, 2002, the Company had net operating loss carry forwards of approximately $60.5 million for federal income tax reporting purposes. The net operating losses will expire beginning in 2012 if not previously utilized. Should certain changes in the Company's ownership occur, there could be a limitation on the utilization of its net operating losses.

15. Supplemental cash flow information

      The following items are supplemental information required for the statement of cash flows (in thousands):

                                                                            Year ended December 31,
                                                                     ------------------------------------
                                                                       2000          2001           2002
                                                                     -------       -------        -------
            Cash paid during the period for interest ............    $   114       $   154        $    24
                                                                     =======       =======        =======
            Directors and Officers insurance premium financed ...    $    --       $   126        $    --
                                                                     =======       =======        =======
            Repurchase of common stock with note payable ........    $    --       $   838        $    --
                                                                     =======       =======        =======
            Common stock issued in connection with business
              combination .......................................    $   580       $   (81)       $    --
                                                                     =======       =======        =======
            Conversion of note payable ..........................    $    --       $    --        $    --
                                                                     =======       =======        =======

16. Quarterly financial information (unaudited)

      The following table sets forth the Company's unaudited quarterly financial information for the years ending December 31, 2000, 2001, and 2002 (in thousands, except per share data).

                                                                             Three months ended
                                                            --------------------------------------------------
                                                              3/31/00       6/30/00      9/30/00     12/31/00
                                                            ----------    ----------   ----------   ----------
               Net revenue..............................    $    5,147    $    5,877   $    3,492   $    2,357
               Net loss.................................    $   (4,175)   $   (4,612)  $   (5,958)   $  (6,359)
                                                            ----------    ----------   ----------    ---------
                 Basic and diluted net loss per share...    $    (0.27)   $    (0.29)  $    (0.38)   $   (0.41)
                                                            ==========    ==========   ==========    =========

                                                                             Three months ended
                                                            --------------------------------------------------
                                                              3/31/01       6/30/01      9/30/01     12/31/01
                                                            ----------    ----------   ----------   ----------
               Net revenue..............................    $      926    $      381   $      188   $      379
               Net loss.................................    $   (8,858)   $   (5,475)  $   (1,848)   $  (1,697)
                                                            ----------    ----------   ----------    ---------
                 Basic and diluted net loss per share...    $    (0.57)   $    (0.42)  $    (0.15)   $   (0.20)
                                                            ==========    ==========   ==========    =========

                                                                             Three months ended
                                                            --------------------------------------------------
                                                              3/31/02       6/30/02      9/30/02     12/31/02
                                                            ----------    ----------   ----------   ----------
               Net revenue..............................    $      773    $      782   $      537   $      823
               Net loss.................................    $   (1,297)   $   (1,486)  $   (2,000)   $    (721)
                                                            ----------    ----------   ----------    ---------
                 Basic and diluted net loss per share...    $    (0.33)   $    (0.37)  $    (0.49)   $   (0.17)
                                                            ==========    ==========   ==========    =========

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      As previously disclosed in our Current Report of Form 8-K filed December 17, 2001, effective December 10, 2001, Aptimus, Inc. ("Company") dismissed its independent accountant, PricewaterhouseCoopers LLP ("PWC"). Effective December 10, 2001, the Company engaged Moss Adams LLP ("Moss Adams") to be the Company's new independent accountant. The dismissal of PWC and appointment of Moss Adams was unanimously approved by the Company's Board of Directors upon the recommendation of the Audit Committee of the Board of Directors. Moss Adams has accepted the engagement. For the two fiscal years ending December 31, 2000 and the period ending December 10, 2001, the Company had not consulted with Moss Adams regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company's or oral advice was provided that Moss Adams concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in
Item 304(a)(1)(v) of Regulation S-K.

      The reports of PWC on the Company's financial statements for the two fiscal years ending December 31, 2000 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principals, except that, the Independent Auditors' Report on the Company's financial statement for the fiscal year ended December 31, 2000 did contain an explanatory paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

      In connection with its audits for the two fiscal years ending December 31, 2000 and through December 10, 2001, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PWC would have caused them to make reference thereto in their reports on the financial statements for such years, except that in connection with its audit for the year ended December 31, 2000 PWC reported to the Company's Audit Committee a disagreement regarding the valuation of private equity in an entity received by the Company for services performed on behalf of such entity. The divergent views of PWC and the Company related to the level and recency of evidence needed to support recognition of revenue for such transaction. This matter was satisfactorily resolved and the Company has authorized PWC to respond fully to the inquiries of Moss Adams concerning the subject matter thereof.

      During the two fiscal years ending December 31, 2000 and through December 10, 2001 there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)), except that in connection with its audit for the year ended December 31, 2000 PWC communicated to the Board of Directors two matters involving the internal control structure and its operation that PWC considered to be material weaknesses; namely (i) the Company's internal credit controls and its evaluation of collectibility prior to recognition of revenue; and (ii) properly identifying barter transactions and assessing the appropriateness of any related revenue recognition.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

      Information with respect to Directors may be found under the caption "Election of Directors and Management Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held June 10, 2003 (the "Proxy Statement"). Such information is incorporated herein by reference.

Item 11: Executive Compensation

      The information in the Proxy Statement set forth under the captions "Information Regarding Executive Officer Compensation" and "Information Regarding the Board and its Committees" is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

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

Item 14: Controls And Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings and Form 8-K reports.

(b)   Changes in Internal Controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)1. Financial Statements

      The following financial statements of the registrant and the Report of Independent Accountants thereon are included herewith in Item 8 above.

                                                                            Page
                                                                            ----
        Reports of Independent Accountants..............................     29
        Balance Sheet as of December 31, 2001 and 2002..................     31
        Statement of Operations for the years ended December 31,
          2000, 2001 and 2002...........................................     32
        Statement of Shareholders' Equity for the years ended
          December 31, 2000, 2001 and 2002..............................     33
        Statement of Cash Flows for the years ended December 31,
          2000, 2001 and 2002...........................................     34
        Notes to Financial Statements...................................     35

      (a)2. Financial Statement Schedules

    Schedule No.    Description
    ------------    -----------
        1.1         Valuation and Qualifying Accounts and Reserves 2000
        1.2         Valuation and Qualifying Accounts and Reserves 2001 and 2002

               Valuation and Qualifying Accounts and Reserves 2000

                                                 Balance at       Charges to      Charges to                    Balance at
                                                  beginning        costs and         other                        end of
                                                  of period        expenses        accounts      Deductions       period
                                                 ----------       ----------      ----------     ----------     ----------
        Year ended December 31, 2000
          Allowance for doubtful accounts           371,116       1,994,844              --         564,901      1,801,059
          Tax valuation allowance.....            5,809,814              --       7,956,001              --     13,765,815

          Valuation and Qualifying Accounts and Reserves 2001 and 2002

                                                 Balance at       Charges to      Charges to                    Balance at
                                                  beginning        costs and         other                        end of
                                                  of period        expenses        accounts      Deductions       period
                                                 ----------       ----------      ----------     ----------     ----------
        Year ended December 31, 2001
          Allowance for doubtful accounts         1,801,059        (296,481)             --       1,436,578         68,000
          Tax valuation allowance.....           13,765,815              --       4,468,418              --     18,234,233
        Year ended December 31, 2002
          Allowance for doubtful accounts            68,000          (2,361)             --         (10,361)        76,000
          Tax valuation allowance.....           18,234,233              --       2,765,767              --     21,000,000

(b) Reports on Form 8-K

None.

(c) Exhibits:

Exhibit
Number                                Description
------                                -----------
3.1* Second Amended and Restated Articles of Incorporation of registrant.

3.1.1^^       Articles of Amendment filed September 16, 2000.

3.1.2+        Articles of Amendment filed March 29, 2002.

Exhibit
Number                                Description
------                                -----------
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

10.23** Asset Purchase Agreement, dated November 22, 2000, among Aptimus, Inc. and XMarkstheSpot, Inc.

10.24*** Stock Redemption Agreement, dated as of April 16, 2001, by and between registrant and Fingerhut Companies. Inc.

10.25^++      Aptimus, Inc. 2001 Stock Plan.

10.25.1^^++   Form of Stock Option Agreement.

10.25.2^^++   Form of Restricted Stock Agreement (for grants).

10.25.3^^++   Form of Restricted Stock Agreement (for rights to purchase).

10.26^^ Letter Agreement, dated November 13, 2001, by and between registrant and Fingerhut Companies, Inc.

10.27++ Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate

10.28++ Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant

Exhibit
Number                                Description
------                                -----------
10.29 Lease Agreement, dated October 1, 2002, between registrant and Merrill Place LLC.

16.1(degree)  Letter dated December 12, 2001 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

23.1          Consent of PricewaterhouseCoopers LLP, independent accountants.

23.2          Consent of Moss Adams LLP, independent accountants.

----------
*             Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).
**            Incorporated by reference to the Company's Annual Report on Form
              10-K, dated April 2, 2001.
***           Incorporated by reference to the Company's Current Report on Form
              8-K, dated April 16, 2001.
^             Incorporated by reference to the Company's Proxy Statement on
              Schedule 14A, dated May 17, 2001.
^^            Incorporated by reference to the Company's Quarterly Report on
              Form 10-Q, dated November 14, 2001.
^^^           Incorporated by reference to the Company's Current Report on Form
              8-K, dated March 12, 2002.
(degree)      Incorporated by reference to the Company's Current Report on Form
              8-K, dated December 10, 2001.
+             Incorporated by reference to the Company's Quarterly Report on
              Form 10-Q, dated May 15, 2002.
+             Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the
              Securities and Exchange Commission.
++            Management compensation plan or agreement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aptimus, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2003                           APTIMUS, INC.


                                         By:     /s/ TIMOTHY C. CHOATE
                                             -------------------------------
                                                   Timothy C. Choate,
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          Signature                                Title                               Date
          ---------                                -----                               ----
    /s/ TIMOTHY C. CHOATE                 Chairman of the Board,                  March 28, 2003
-----------------------------           President, Chief Executive
      Timothy C. Choate                   Officer and Director

      /s/ JOHN A. WADE                    Vice President, Finance                 March 28, 2003
-----------------------------           Chief Financial Officer and
        John A. Wade                     Chief Accounting Officer

    /s/ JOHN B. BALOUSEK                         Director                         March 28, 2003
-----------------------------
      John B. Balousek

     /s/ ERIC HELGELAND                          Director                         March 28, 2003
-----------------------------
       Eric Helgeland

     /s/ROBERT W. WRUBEL                         Director                         March 28, 2003
-----------------------------
      Robert W. Wrubel

                                 CERTIFICATIONS

I, Timothy C. Choate, Chief Executive Officer of Aptimus, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Aptimus, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                                       /s/ Timothy C. Choate
                                                       Timothy C. Choate
                                                       Chief Executive Officer

I, John A. Wade, Chief Financial Officer of Aptimus, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Aptimus, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                                  /s/ John A. Wade
                                                  John A. Wade
                                                  Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Aptimus, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy C. Choate, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                      /s/ Timothy C. Choate
                                                      Timothy C. Choate
                                                      Chief Executive Officer
                                                      March 28, 2003

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Aptimus, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John A. Wade, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                      /s/ John A. Wade
                                                      John A. Wade
                                                      Chief Financial Officer
                                                      March 28, 2003

                                  EXHIBIT INDEX

Exhibit
 Number                                  Description
 ------                                  -----------
3.1* Second Amended and Restated Articles of Incorporation of registrant.

3.1.1^^       Articles of Amendment filed September 16, 2000.

3.1.2+        Articles of Amendment filed March 29, 2002.

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

10.23** Asset Purchase Agreement, dated November 22, 2000, among Aptimus, Inc. and XMarkstheSpot, inc.

10.24*** Stock Redemption Agreement, dated as of April 16, 2001, by and between registrant and Fingerhut Companies. Inc.

10.25^++      Aptimus, Inc. 2001 Stock Plan.

10.25.1^^++   Form of Stock Option Agreement.

Exhibit
 Number                                  Description
 ------                                  -----------
10.25.2^^++   Form of Restricted Stock Agreement (for grants).

10.25.3^^++   Form of Restricted Stock Agreement (for rights to purchase).

10.26^^ Letter Agreement, dated November 13, 2001, by and between registrant and Fingerhut Companies, Inc.

10.27++ Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate

10.28++ Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant

10.29 Lease Agreement, dated October 1, 2002, between registrant and Merrill Place LLC.

16.1(degree)  Letter dated December 12, 2001 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

23.1          Consent of PricewaterhouseCoopers LLP, independent accountants.

23.2          Consent of Moss Adams LLP, independent accountants.

----------
*             Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).
**            Incorporated by reference to the Company's Annual Report on Form
              10-K, dated April 2, 2001.
***           Incorporated by reference to the Company's Current Report on Form
              8-K, dated April 16, 2001.
^             Incorporated by reference to the Company's Proxy Statement on
              Schedule 14A, dated May 17, 2001.
^^            Incorporated by reference to the Company's Quarterly Report on
              Form 10-Q, dated November 14, 2001.
^^^           Incorporated by reference to the Company's Current Report on Form
              8-K, dated March 12, 2002.
(degree)      Incorporated by reference to the Company's Current Report on Form
              8-K, dated December 10, 2001.
+             Incorporated by reference to the Company's Quarterly Report on
              Form 10-Q, dated May 15, 2002.
+             Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the
              Securities and Exchange Commission.
++            Management compensation plan or agreement.