Form 10-Q
period 2003-03-31
APTIMUS INC
filed 2003-05-15
CIK 1087277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________.

Commission file number 0-28968

APTIMUS, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation)	91-1808146 (I.R.S. Employer Identification No.)

95 South Jackson Street, Suite 300
Seattle, Washington 98104
(Address of principal executive offices and zip code)

(206) 441-9100
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

        The number of shares of the registrant’s Common Stock outstanding as of April 15, 2003 was 4,220,933.

APTIMUS, INC.

INDEX TO THE FORM 10-Q
For the quarterly period ended March 31, 2003

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APTIMUS, INC.
BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	December 31, 2002	March 31, 2003

ASSETS
Cash and cash equivalents	$ 667	$ 459
Accounts receivable, net	530	502
Prepaid expenses and other assets	159	98
Short-term investments	51	-

Total current assets	1,407	1,059
Fixed assets, net	440	275
Intangible assets, net	24	33
Long-term investments	40	40
Deposits	30	30

	$ 1,941	$ 1,437

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$ 297	$ 383
Accrued and other liabilities	344	378
Current portion of capital lease obligations	68	47

Total liabilities	709	808

Commitments and contingent liabilities (note 7)

Shareholders' equity

Common stock, no par value; 100,000 shares authorized, 4,221 issued and outstanding at December 31, 2002 and March 31, 2003
	60,282	60,282
Additional paid-in capital	2,506	2,506

Deferred stock compensation	(2)	(1)

Accumulated deficit	(61,554)	(62,158)

Total shareholders' equity	1,232	629

	$ 1,941	$ 1,437

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2002	2003

Net revenues	$ 773	$ 911

Operating expenses
Sales and marketing	543	348
Connectivity and network costs	322	279
Partner fees	255	220
Research and development	150	133
General and administrative	468	349
Depreciation and amortization	363	125
Equity-based compensation	4	1
Loss (gain) on disposal of long-term assets	(23)	58

Total operating expenses	2,082	1,513
Operating loss	(1,309)	(602)

Interest expense	(8)	(3)

Interest income	20	1

Net loss	$(1,297)	$ (604)

Basic and diluted net loss per share	$(0.33)	$(0.14)

Weighted-average shares used in computing basic	3,987	4,221
and diluted net loss per share

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,297)	$(604)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	363	125
Bad debt expense	(10)	15
Amortization of deferred compensation	4	1
(Gain) loss on disposal of long-term assets	(23)	58
Cash paid for restructuring costs	(15)	-
Amortization of discount on short-term investments	(4)	-
Changes in assets and liabilities, net of impact of acquisitions:
Accounts receivable	(155)	13
Prepaid expenses and other assets	52	61
Accounts payable	32	86
Accrued and other liabilities	12	34

Net cash used in operating activities	(1,041)	(211)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(13)	(20)
Proceeds from disposal of assets	14	8
Payments for intangible assets	-	(15)
Purchase of short-term investments	(1)	-
Sale of short-term investments	1,000	51

Net cash provided by investing activities	1,000	24

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases	(18)	(21)
Repayment of notes payable	(38)	-
Issuance of common stock, net of issuance stocks	3	-

Net cash used in financing activities	(53)	(21)

Net decrease in cash and cash equivalents	(94)	(208)

Cash and cash equivalents at beginning of period	3,651	667

Cash and cash equivalents at end of period	$ 3,557	$ 459

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

The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2003.

Certain changes have been made to the description and presentation of the Statement of Operations during the current year. Losses and gains on the disposal of long-term assets have been reclassified to their own line item that is included in the loss from operations. Such costs were included in the other (income) expense category in prior years. Interest income is the only other item that was included in this other income (expense) category. Interest income is now shown as a separate line item after the loss from operations subtotal. Prior period presentation has been changed to conform to current period presentation. These changes to the description and presentation of the Statement of Operations had no effect on net loss.

Our business has been operating at a loss and generating negative cash flows from operations since inception. As of March 31, 2003, we had accumulated losses of approximately $62.2 million. Even with anticipated growth in revenues, we expect our losses and negative cash flows are likely to continue during the quarter ending June 30, 2003.

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

In addition to the ongoing revenue related to the network and email mailings some revenue has been recognized through March 31, 2002 related to services performed on the FreeShop site. These revenues have been recognized when received, as collection was not reasonably assured at the time the services were performed. As of March 31, 2003 it is not expected that any additional amounts will be received that have not been previously recognized as revenue.

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

3.   STOCK COMPENSATION

At March 31, 2003, the Company has two stock-based employee compensation plans, which are more fully described in Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended March 31:

	2002	2003
Net loss, as reported	$(1,297)	$(604)
Add: Total stock-based employee compensation expense, included in the
determination of net income as reported, net of related tax effects	4	1
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(145)	(42)
Pro forma net loss	$(1,438)	$(645)

Earnings per share:
Basic - as reported	$(0.33)	$(0.14)
Basic - pro forma	$(0.36)	$(0.15)

4.   NET LOSS PER SHARE

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

The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation (in thousands):

	Three Months Ended March 31,
	2002 (Unaudited)	2003 (Unaudited)
Numerator:
Net loss	$(1,297)	$ (604)
Denominator:
Weighted average shares used in computing net loss per	3,987	4,221
share
Potentially dilutive securities consist of the following:
Options to purchase common stock	1,648	1,785
Warrants to purchase common stock	16	-

	1,664	1,785

5.   NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard has not resulted in an impact to results of operations or financial position of the Company as the Company continues to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this Statement have been adopted.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this filing constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, expect, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Aptimus, Inc. (“Aptimus”, “we”, “us” or the “Company”), or developments in the Company’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of the Company’s operating results, the ability to compete successfully, the ability of the Company to maintain current client and distribution partner relationships and attract new ones, and the sufficiency of remaining cash and short-term investments to fund ongoing operations. For additional factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, please see the risks and uncertainties described under “Business — Risk Factors” in Exhibit 99.1 to this report, which factors are hereby incorporated by reference in this report.

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

        Today, Aptimus’ mission is to provide the most powerful and effective ways to acquire new customers via the Internet. This is the same mission we had in 1994 when we launched our business. We continue to believe that the Internet is the most important new medium for customer acquisition objectives in recent history.

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

1.

Co-Registration – We present relevant offers to transacting consumers in a manner that allows them to “opt-in” or choose the offers they wish to receive. By managing the registration process, we can target offers “real time” based on the site demographics, the data entered in the order process (e.g. geo-targeting), and/or the substance of the specific transaction. Managed transactions include product purchases, email and site registrations or joins, and other transactional actions occurring on the web sites of our distribution partners.

2.	Email – We present relevant offers to consumers via opt-in email lists, including lists that we own, lists that we manage for others, and third party lists.

        We derive our revenues primarily from lead generation contracts related to the Aptimus network of sites and opt-in email lists. We receive lead generation revenues when we deliver customer information to a marketer in connection with an offer presented via our network. The services we deliver are primarily sold under short-term agreements that are subject to cancellation. We recognize revenues in the period in which we deliver the service, provided we have no further performance obligation.

        For the three months ended March 31, 2002 and 2003 our ten largest clients accounted for 58.1% and 62.5% of our net revenues, respectively. During the quarter ended March 31, 2002 MyPoints.com, Inc. accounted for 15.9% of our revenues. During the quarter ended March 31, 2003 Blue Dolphin, Inc. accounted for 14.7% of our revenues and Kraft Foods, Inc. through List Services, Inc. accounted for 13.6% of our revenues.

        Our business has been operating at a loss and generating negative cash flows from operations since inception. As of December 31, 2002, we had an accumulated deficit of approximately $62.2 million. With the reductions in continuing operating expenses that have been made and growth in revenues, we anticipate achieving positive earnings and cash flows during the year ending December 31, 2003. However, there are still many challenges to achieving this goal, including the availability of additional financing, and the achievement is by no means assured. See “Risks Related to Our Business”.

        On March 7, 2003, our common stock was delisted from the Nasdaq SmallCap Market due to our noncompliance with the continued listing standards for that market. Since March 7, 2003, our common stock has been quoted on the OTCBB under the symbol APTM.

RESULTS OF OPERATIONS

Revenues

We currently derive our revenues primarily from network activities, which include both lead generation activities through a network of partners and e-mail mailings. Our revenues increased by $138,000, or 18%, to $911,000 in the quarter ended March 31, 2003 from $773,000 in the same quarter of 2002. Included in the prior year revenue amount is $78,000 related to the old FreeShop site. The majority of the increase results from implementation of the Aptimail program which uses dynamic revenue optimization technology. The Aptimail program was launched towards the end of June 2002.

Sales and Marketing

Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs. Sales and marketing expenses decreased by $195,000 to $348,000, or 38% of revenues, in the quarter ended March 31, 2003 from $543,000, or 70% of revenues, in the same quarter of 2002. The decrease in sales and marketing expenses is primarily a result of reduced labor costs resulting from reductions in workforce and reduced rent expense as a result of renegotiating existing leases to reduce both square footage leased and the lease rates. In addition to the decreases of approximately $126,000 and $69,000 in labor and rent, respectively, bad debt expense increased by approximately $25,000 from the comparable prior year period. Sales and marketing expense for the remaining quarters of 2003 is expected to be similar to the first quarter of 2003.

Connectivity and Network Costs

Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs. Connectivity and network costs decreased by $43,000 to $279,000, or 31% of revenues, in the quarter ended March 31, 2003 from $322,000, or 42% of revenues, in the same quarter of 2002. This decrease was primarily the result of decreases in rent expense resulting from the renegotiation of leases, decreases in connectivity resulting from scaling back the level of operations outsourced and decreases in email delivery costs as a result of switching delivery vendors. These three items contributed similar amounts to the decrease in connectivity and network costs. Connectivity and network costs for the remaining quarters of 2003 are expected to increase slightly compared to the first quarter of 2003.

Partner fees

Partner fees consist of fees owed to network distribution partners and opt-in email list owners based on revenue generating activities created in conjunction with these partners. Partner fees decreased by $35,000 to $220,000, or 24% of revenues, in the quarter ended March 31, 2003 from $255,000, or 33% of revenues, in the same quarter of 2002. Partner fees have decreased on an absolute and a percentage of revenue basis as a result of the continued growth in email based marketing campaigns and as a result of purchases of some email lists. Email based campaigns that are sent to Company-owned lists do not have any partner fees associated with them. Also the cost of delivering the emails and certain third-party costs are generally deducted before calculating the fees due partners for email based campaigns not sent to Company-owned lists.

Research and Development

Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems. Research and development expenses decreased by $17,000 to $133,000, or 15% of revenues, in the quarter ended March 31, 2003 from $150,000, or 19% of revenues, in the same quarter of 2002. This decrease in research and development expense was primarily due to a decrease in rent expense as a result of renegotiation of the Company’s Seattle lease. Research and development expense for the remaining quarters of 2003 is expected to be similar to the first quarter of 2003.

General and Administrative

General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses decreased by $119,000 to $349,000, or 38% of revenues, in the quarter ended March 31, 2003 from $468,000, or 61% of revenues, in the same quarter of 2002. There are four significant items that compose the majority of the decrease in general and administrative expenses. Reduction in professional service fees, primarily legal fees, as a result of fewer issues requiring assistance from outside council in the current period, a decrease in labor related costs as a result of additional reductions in administrative staff, a decrease in rent expense resulting from renegotiation of the Company’s office leases and a reduction in business taxes resulting from the inclusion of an additional California tax liability in the first quarter of 2002. These four items contributed similar amounts to the decrease in general and administrative expense. General and administrative expense for the remaining quarters of 2003 is expected to be similar to the first quarter of 2003.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property and purchased email lists. Depreciation and amortization expenses decreased by $238,000 to $125,000, or 14% of revenues, in the quarter ended March 31, 2003 compared to $363,000, or 47% of revenues, in the same quarter of 2002. The continued decrease in depreciation and amortization is a result of the many assets becoming fully depreciated and the disposal of additional assets during 2002, primarily leasehold improvements. Depreciation and amortization is expected to continue to decline over the remaining quarters of 2003.

Equity-Based Compensation

Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options and stock grants granted to employees and directors at prices below the fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the options granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses decreased by $3,000 to $1,000, or less than 1% of revenues, in the quarter ended March 31, 2003 compared to $4,000, or less than 1% of revenues, in the same quarter of 2002. The decrease results from the continued decline in the unearned compensation balance resulting from amortization of the balance. Equity based compensation for the remaining quarters of 2003 is expected to be less than the first quarter of 2003.

Loss (gain) on disposal of long-term assets

Loss (gain) on disposal of long-term assets consists of gains and losses on disposals of assets and impairments on long-term investments. Loss on disposal of long-term assets totaled $58,000, or 6% of revenue, in the quarter ended March 31, 2003. This loss was a result of the abandonment of certain customer relationship management software purchased in 2000. The net book value of this asset at the time of abandonment was approximately $66,000. This was offset by $8,000 received from the sale of other assets. In the comparable period of the prior year there was a $23,000 gain from disposal of long-term assets. This gain resulted from the sale of various small assets no longer needed as a result of the decrease in the number of employees.

Interest Expense

Interest expense in the current year results from capital equipment leases. In the prior year interest expense also resulted from notes payable used to finance the Company’s D&O insurance premiums. Interest expense totaled $3,000 in the quarter ended March 31, 2003 and $8,000 in the same quarter of 2002. The decrease in interest expense is a result of the D&O premiums not being financed in the current year and lower principle balances than in the prior year.

Interest Income

Interest income results from earnings on the Company’s available cash reserves. Interest income totaled $1,000 in the quarter ended March 31, 2003 and $20,000 in the same quarter of 2002. The decrease in interest income is primarily a result of lower cash balances available for investment.

Income Taxes

No provision for federal income taxes has been recorded for any of the periods presented due to the Company’s current loss position.

LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through March 31, 2003 totaled $65.7 million, including $21.5 million raised from Fingerhut Companies. As of March 31, 2003, we had approximately $459,000 in cash and cash equivalents, providing working capital of $251,000. No off-balance sheet assets or liabilities existed at March 31, 2003.

Net cash used in operating activities was $211,000 and $1.0 million in the three months ended March 31, 2003 and 2002, respectively. Cash used in operating activities in the three months ended March 31, 2003 resulted primarily from $604,000 of net loss. Net cash outflows from operations were decreased by $199,000 of non-cash expenses, a $13,000 decrease in accounts receivable, a $61,000 decrease in prepaid expenses and other assets a $86,000 increase in accounts payable and a $34,000 increase in accrued and other liabilities. Cash used in operating activities in the three months ended March 31, 2002 resulted primarily from $1.3 million of net losses. The net operating loss was increased by $15,000 of restructuring costs paid in the quarter and a $155,000 increase in accounts receivable. These decreases in operating cash flows were offset by $330,000 of non-cash expenses, a $52,000 increase in prepaid and other assets, a $32,000 decrease in accounts payable and a $12,000 decrease in other accrued liabilities.

Net cash provided by investing activities was $24,000 and $1.0 million in the three months ended March 31, 2003 and 2002, respectively. In the three months ended March 31, 2003, $51,000 was received from the maturity of a certificate of deposit. In addition to the maturity of the certificate of deposit, $8,000 was received from the sale of long-term assets and $35,000 was used for the purchase of additional equipment and intangible assets. In the three months ended March 31, 2002, $1.0 million was received from the maturity of commercial paper purchased in 2001. In addition to the maturity of commercial paper $14,000 was received from the disposal of fixed assets that was offset by $13,000 of equipment purchases.

Net cash used in financing activities was $21,000 and $53,000 in the three months ended March 31, 2003 and 2002, respectively. In the three months ended March 31, 2003, net cash used in financing activities resulted from $21,000 in principal payments made on capital leases. In the three months ended March 31, 2002, net cash used in financing activities resulted from $56,000 in principal payments made on a note payable and on capital leases offset by $3,000 in receipts for the Company’s common stock resulting from the exercise of stock options.

We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next three to six months. Thereafter, we may need to raise additional capital to meet our long-term operating requirements. Subject to the receipt of such additional financing, if required, on terms favorable to the Company, we anticipate achieving positive earnings and cash flows in the near future. However, there are still many challenges to achieving this goal and the achievement is by no means assured.

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

The following table summarizes the contractual obligations and commercial commitments entered into by the Company.

	Payments Due by Period
Contractual Obligations	Total	2003	2004
Capital lease obligations	47	47	-
Operating leases	161	115	46
Other long-term obligations	385	315	70
Total Contractual Cash Obligations	$593	$477	$116

The operating agreement included in other long-term obligations above can be terminated with no penalties.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of the Annual Report on Form 10-K, filed with the SEC on March 31, 2003. We believe our most critical accounting policies include revenue recognition, allowance for doubtful accounts and fixed assets.

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

Revenues generated through network partners and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-17 (EITF 99-19). Fees paid to network partners and opt-in email list owners related to these revenues were $220,000 and $255,000 for the three months ended March 31, 2003 and 2002, respectively. These fees are shown as Partner fees on the Statement of Operations. Email based campaigns that are sent to Company owned lists do not have partner fees associated with them.

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

The cost of normal maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains or losses on the disposition of assets in the normal course of business are reflected in operating expenses as part of the results of operations at the time of disposal.

Changes in circumstances such as technological advances or changes to the Company’s business model can result in the actual useful lives differing from the Company’s estimates. In the event the Company determines that the useful life of a capital asset should be shortened the Company would depreciate the net book value in excess of the estimated salvage value, over its remaining useful life thereby increasing depreciation expense. Long-lived assets, including fixed assets and intangible assets other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. A review for impairment involves developing an estimate of undiscounted cash flow and comparing this estimate to the carrying value of the asset. The estimate of cash flow is based on, among other things, certain assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard has not resulted in an impact to results of operations or financial position of the Company as the Company continues to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this Statement have been adopted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s cash equivalents and capital lease obligations are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of March 31, 2003, however, the Company’s cash equivalents mature within one month. As of March 31, 2003, the Company believes the reported amounts of cash equivalents and capital lease obligations to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings and Form 8-K reports.

(b)   Changes in Internal Controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1*	Second Amended and Restated Articles of Incorporation of registrant.

3.1.1^^	Articles of Amendment filed September 16, 2000.

3.1.2+	Articles of Amendment filed March 29, 2002.

3.2*	Amended and Restated Bylaws of registrant.

4.1*	Specimen Stock Certificate.

4.2*	Form of Common Stock Warrant.

4.3^^^	Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.

10.1*††	Form of Indemnification Agreement between the registrant and each of its directors.

10.2*††	1997 Stock Option Plan, as amended.

10.3*††	Form of Stock Option Agreement.

10.4*	Investor Subscription Agreement, dated December 10, 1998, between registrant and Fingerhut Companies, Inc.

10.5*	Warrant Agreement, dated December 10, 1998, between registrant and Fingerhut Companies, Inc.

Exhibit Number	Description

10.6*	Stockholders Agreement, dated December 10, 1998, among registrant, Timothy C. Choate, John P. Ballantine and Fingerhut Companies, Inc.

10.7*	Asset Purchase Agreement, dated May 5, 1999, among registrant, Travel Companions International, Inc., Jeff Mohr and Janet Mohr.

10.8*	Asset Purchase Agreement, dated May 6, 1999, among registrant, Commonsite LLC and Alan Bennett.

10.9*	Registration Rights Agreement, dated May 6, 1999, between registrant and Commonsite LLC.

10.10*	Loan and Security Agreement, dated September 18, 1998, between registrant and Imperial Bank.

10.11*	Lease Agreement, dated September 23, 1997 and amended as of February 16, 1999, between registrant and Merrill Place LLC.

10.11.1*	Second Amendment to Lease, dated November 30, 1999, between registrant and Merrill Place LLC.

10.12*	Promotion Agreement, dated May 18, 1998 and amended as of June 30, 1998 and September 30, 1998, between registrant and CNET, Inc.

10.13†*	Linkshare Network Membership Agreement, dated September 23, 1998, between registrant and Linkshare Corporation.

10.14*	Letter Agreement dated June 18, 1999 between registrant and Fingerhut.

10.15*	Escrow Agreement dated June 18, 1999 between registrant and Fingerhut.

10.16*	Common Stock Purchase Warrant dated January 26, 1998 in favor of Karrie Lee.

10.17*	Warrant to Purchase Stock dated September 18, 1998 in favor of Imperial Bank.

10.18*	Common Stock Purchase Warrant dated January 23, 1998 in favor of Hallco Leasing Corporation.

10.19*	Common Stock Purchase Warrant dated December 4, 1997 in favor of Hallco Leasing Corporation.

10.20*	Common Stock Purchase Warrant dated January 26, 1998 in favor of Employco, Inc.

10.21†*	Marketing Agreement with NewSub Services, Inc. effective as of June 1, 1999.

10.22†*	Marketing Agreement with eNews.com, Inc. dated December 8, 1999. (Incorporated by reference Exhibit 10.1 to the Company's Report on Form 8-K filed January 12, 2000).

10.23**	Asset Purchase Agreement, dated November 22, 2000, among Aptimus, Inc. and XMarkstheSpot, Inc.

10.24***	Stock Redemption Agreement, dated as of April 16, 2001, by and between registrant and Fingerhut Companies. Inc.

10.25^††	Aptimus, Inc. 2001 Stock Plan.

10.25.1^^††	Form of Stock Option Agreement.

10.25.2^^††	Form of Restricted Stock Agreement (for grants).

10.25.3^^††	Form of Restricted Stock Agreement (for rights to purchase).

10.26^^	Letter Agreement, dated November 13, 2001, by and between registrant and Fingerhut Companies, Inc.

10.27††°	Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate

Exhibit Number	Description

10.28††°	Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant

10.29°	Lease Agreement, dated October 1, 2002, between registrant and Merrill Place LLC.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor and Forward- Looking Statements Risk Factors

99.2	Sarbanes Oxley Section 906 Certification of CEO

99.3	Sarbanes Oxley Section 906 Certification of CFO

_________________

*	Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).
**	Incorporated by reference to the Company's Annual Report on Form 10-K, dated April 2, 2001.
***	Incorporated by reference to the Company's Current Report on Form 8-K, dated April 16, 2001.
^	Incorporated by reference to the Company's Proxy Statement on Schedule 14A, dated May 17, 2001.
^^	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated November 14, 2001.
^^^	Incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2002.
°	Incorporated by reference to the Company's Annual Report on Form 10-K, dated March 28, 2003.
+	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated May 15, 2002.
†	Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
††	Management compensation plan or agreement

(b)     Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTIMUS, INC.

Date: May 14, 2003	/s/ John A. Wade Name: John A. Wade Title: Chief Financial Officer, authorized officer and principal financial officer

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

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        (c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Timothy C. Choate Timothy C. Choate Chief Executive Officer

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

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        (c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ John A. Wade John A. Wade Chief Financial Officer