Form 10-Q
period 2003-06-30
APTIMUS INC
filed 2003-08-14
CIK 1087277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________.

                        Commission file number 0-28968

                                  APTIMUS, INC.
             (Exact name of registrant as specified in its charter)

      WASHINGTON                                        91-1809146
(State of other jurisdiction                (I.R.S. Employer Identification No.)
    of incorporation)

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

     Yes [ ] No [X]

     The number of shares of the registrant's Common Stock outstanding as of July 15, 2003 was 4,220,933.

                                  APTIMUS, INC.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended June 30, 2003


                                                                                               PAGE
                                                                                               ----
PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

            Balance sheets as of December 31, 2002 and June 30, 2003.......................   1

            Statements of Operations for the three and six months ended
            June 30, 2002 and 2003.........................................................   2

            Condensed Statements of Cash Flows for the six months ended
            June 30, 2002 and 2003.........................................................   3

            Notes to Financial Statements..................................................   4

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................................   8

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................  13

   ITEM 4.  CONTROLS AND PROCEDURES........................................................  13

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS..............................................................  13

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................  13

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...............................................  14

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................  14

   ITEM 5.  OTHER INFORMATION..............................................................  14

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................  14


SIGNATURES................................................................................   16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  APTIMUS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              December 31,         June 30,
                                                                                  2002               2003
                                                                            ----------------    --------------
ASSETS
Cash and cash equivalents                                                   $       667             $     71
Accounts receivable, net                                                            530                  526
Prepaid expenses and other assets                                                   159                   75
Short-term investments                                                               51                   --
                                                                            ----------------    -----------------

       Total current assets                                                       1,407                  672

Fixed assets, net                                                                   440                  363
Intangible assets, net                                                               24                   40
Long-term investments                                                                40                   40
Deposits                                                                             30                   30
                                                                            ----------------    -----------------
                                                                             $    1,941             $  1,145
                                                                            ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                            $       297            $     464
Accrued and other liabilities                                                       344                  316
Current portion of capital lease obligations                                         68                  122
                                                                            ----------------    -----------------

Total current liabilities                                                           709                  902

Notes Payable                                                                                             50

Commitments and contingent liabilities (note 5)



Total Liabilites                                                                                         952


Shareholders' equity                                                                                      50
   Common stock, no par value; 100,000 shares authorized, 4,221 issued
     and outstanding at December 31, 2002 and June 30, 2003                      60,282               60,282

   Additional paid-in capital                                                     2,506                2,506

   Deferred stock compensation                                                       (2)                  --

   Accumulated deficit                                                          (61,554)             (62,595)
                                                                            ----------------    -----------------

       Total shareholders' equity                                                 1,232                  193
                                                                            ----------------    -----------------
                                                                             $    1,941             $  1,145
                                                                            ================    =================


The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                ---------------------------    ---------------------------
                                                   2002            2003           2002           2003
                                                ------------    -----------    -----------    ------------

  Net revenues                                  $    782        $    938       $  1,555       $   1,849

  Operating expenses
     Sales and marketing                             596             323          1,139             671
     Connectivity and network costs                  417             348            739             627
     Partner fees                                    315             189            570             409
     Research and development                        149             136            299             269
     General and administrative                      439             329            907             678
     Depreciation and amortization                   363              64            726             189
     Equity-based compensation                         3              --              7               1
     Loss (gain) on disposal of long-term             (8)            (14)           (31)             44
       assets
                                                ------------    -----------    -----------    ------------

         Total operating expenses                  2,274           1,375          4,356           2,888

  Operating loss                                  (1,492)           (437)        (2,801)         (1,039)

  Interest expense                                    (7)             (1)           (15)             (4)

  Interest income                                     13               1             33               2
                                                ------------    -----------    -----------    ------------
  Net loss                                      $ (1,486)       $   (437)      $ (2,783)     $   (1,041)
                                                ============    ===========    ===========    ============
  Basic and diluted net loss per share          $  (0.37)       $  (0.10)      $  (0.70)     $    (0.25)
                                                ============    ===========    ===========    ============

  Weighted-average shares used in                  4,020           4,221          4,003           4,221
     computing basic and diluted net loss
     per share



The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Six Months Ended June 30,
                                                                            ----------------------------------------
                                                                                  2002                  2003
                                                                            ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $  (2,783)            $  (1,041)
Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization                                                      726                   189
   Bad debt expense                                                                     1                    19
   Amortization of deferred compensation                                                7                     2
   (Gain) loss on disposal of long-term assets                                        (31)                   44
   Cash paid for restructuring costs                                                  (15)                   --
   Amortization of discount on short-term investments                                  (4)                   --
Changes in assets and liabilities, net of impact of acquisitions:
   Accounts receivable                                                               (164)                  (15)
   Prepaid expenses and other assets                                                   93                    88
   Accounts payable                                                                   115                   167
   Accrued and other liabilities                                                       57                   (28)
                                                                            ------------------    ------------------
       Net cash used in operating activities                                       (1,998)                 (575)
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                (14)                  (21)
   Proceeds from disposal of assets                                                    23                    13
   Payments for intangible assets                                                      --                   (31)
   Purchase of short-term investments                                                  (1)                   --
   Sale of short-term investments                                                   1,000                    51
                                                                            ------------------    ------------------
       Net cash provided by investing activities                                    1,008                    12
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital leases                                            (44)                  (83)
   Proceeds from notes payable                                                         --                    50
   Repayment of notes payable                                                         (76)                   --
   Notes issued to shareholders                                                       (27)                   --
   Issuance of common stock, net of issuance stocks                                     5                    --
                                                                            ------------------    ------------------
       Net cash used in financing activities                                         (142)                  (33)
                                                                            ------------------    ------------------
Net decrease in cash and cash equivalents                                          (1,132)                 (596)
                                                                            ------------------    ------------------
Cash and cash equivalents at beginning of period                                    3,651                   667
                                                                            ------------------    ------------------
Cash and cash equivalents at end of period                                     $    2,519                 $  71
                                                                            ------------------    ------------------

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

The unaudited financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2003. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2003.

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

Our business has been operating at a loss and generating negative cash flows from operations since inception. As of June 30, 2003, we had accumulated losses of approximately $62.6 million. Even with anticipated growth in revenues, we expect our losses and negative cash flows are likely to continue during the quarter ending September 30, 2003.

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

In addition to the ongoing revenue related to the network and email mailings some revenue has been recognized through March 31, 2002 related to services performed on the FreeShop site. These revenues have been recognized when received, as collection was not reasonably assured at the time the services were performed. As of June 30, 2003 it is not expected that any additional amounts will be received that have not been previously recognized as revenue.

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

3.   STOCK COMPENSATION

At June 30, 2003, the Company has two stock-based employee compensation plans, which are more fully described in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and six months ended June 30:

                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                   2002         2003         2002          2003
                                                                   --------------------------------------------

Net loss, as reported.........................................    $(1,486)     $(437)      $(2,783)      $(1,041)
Add: Total stock-based employee compensation expense,
included in the   determination of net income as reported,
net of related tax effects....................................          3         --             7             2
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net          (93)       (47)         (238)          (89)
of related tax effects.......................................        -----      -----        ------         -----
Pro forma net loss...........................................     $(1,576)     $(484)      $(3,014)      $(1,128)

Earnings per share:
   Basic - as reported.......................................     $ (0.37)    $ (0.10)     $ (0.70)      $ (0.25)
   Basic - pro forma.........................................     $ (0.39)    $ (0.11)     $ (0.75)      $ (0.27)


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

The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation (in thousands):

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                         ---------------------------    ----------------------------
                                                            2002            2003           2002            2003
                                                         ------------    -----------    ------------    ------------
Numerator:
Net loss...............................................   $ (1,486)         $ (437)       $(2,783)        $(1,041)
Denominator:
Weighted average shares used in computing net loss
   per share...........................................      4,020           4,221          4,003          4,221
Potentially dilutive securities consist of the
following:
   Options to purchase common stock                          1,469           1,674          1,469          1,674
   Warrants to purchase common stock...................         16              --             16             --
                                                         ------------    -----------    ------------   -------------
                                                             1,485           1,674          1,485          1,674
                                                         ============    ===========    ============   =============

5.   COMMITMENTS AND CONTINGENCIES

     The Company's office facilities are leased under operating leases that provide for minimum rentals and require payment of property taxes and include escalation clauses. In addition, the Company also leases certain equipment under agreements treated for financial reporting purposes as capital leases. In June of 2003 the Company entered into a new capital lease for computer equipment. The initial term of the lease is for the Company to make 12 payments of varying amounts over the next year. The payment schedule calls for $25,000 as the first payment, 5 payments of $18,000 and then 6 payments of $1,847. At the end of the initial lease term, the Company has the option of continuing with the lease on a $7,00 per month basis or it can purchase the leased equipment at a cost not to exceed $31,016.


     Future minimum lease payments under the non-cancelable leases are as follows (in thousands).

                                                       Capital       Operating
                                                       Leases         Leases
                                                       ------         ------
      Six months ending December 31, 2003............. $  102        $    109
      Year ending December 31, 2004...................     44              46
                                                       ------        --------
    Total minimum lease payments......................    146        $    155
                                                       ------        --------
    Less: Amount representing interest................    (24)
                                                       ------
    Present value of capital lease obligations........    122
    Less: Current portion.............................   (122)
                                                       ------
    Capital lease obligations, net of current          $   --
    portion........................................... ======

6.   SUBSEQUENT EVENTS

In July 2003 the Company completed raising $305,000 pursuant to the terms of a Convertible Promissory Note, which will pay interest of 6% per annum like a bond, but can be converted to shares of common stock at the option of the holder at a fixed price of $0.80 per share. The note has a 36-month term. Principal and accrued interest is payable quarterly, commencing one year from the closing date. In addition to the notes, the Company has issued to the investors warrants to purchase a total of 127,094 shares of common stock for $0.50 per share. The warrants have a term of five years. The $50,000 long-term note payable in the June 30, 2003 balance sheet is an advance on the Convertible Promissory Note that was received on June 27th. The remaining $255,000 is anticipated to be received by August 2003.

In July 2003 the Company also obtained a line-of-credit with Comerica Bank for up to $500,000, with a term of one year, which is renewable at the company's option, and is secured by the company's assets. The line-of-credit bears interest at prime plus three percent. Timothy C. Choate, the Company Chief Executive Officer, personally guaranteed the line-of-credit.


7.   NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard has not resulted in an impact to results of operations or financial position of the Company, as the Company has no financial instruments that fall within the scope of this standard.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this filing constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, expect, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Aptimus, Inc. ("Aptimus", "we", "us" or the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of the Company's operating results, the ability to compete successfully, the ability of the Company to maintain current client and distribution partner relationships and attract new ones, and the sufficiency of remaining cash and short-term investments to fund ongoing operations. For additional factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, please see the risks and uncertainties described under "Business -- Risk Factors" in Exhibit 99.1 to our Form 10-Q for the quarter ended March 31, 2003, which factors are hereby incorporated by reference in this report.

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

     We are  positioning  ourselves  to be the leading  online  direct  response network. Our focus is creating high volume performance-based customer acquisition solutions for major consumer marketers. To achieve these objectives, we leverage our proprietary technology platform to dynamically present offers to large volumes of transacting consumers at the point of transaction, when they are most likely to respond, across a broad variety of web sites. In our network we focus our efforts around two primary offer presentation formats:

     1. Co-Registration - We present relevant offers to transacting consumers in a manner that allows them to "opt-in" or choose the offers they wish to receive. By managing the registration process, we can target offers "real time" based on the site demographics, the data entered in the order process (e.g. geo-targeting), and/or the substance of the specific transaction. Managed transactions include product purchases, email and site registrations or joins, and other transactional actions occurring on the web sites of our distribution partners.

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

     In the quarters ended June 30, 2002 and 2003 our ten largest clients accounted for 50.2% and 62.9% of our net revenues, respectively. During the quarter ended June 30, 2002 MyPoints.com, Inc. was our largest client accounting for 14.1% of our net revenues. No other client accounted for more than 10% of our net revenues in the quarter ended June 30, 2002. During the quarter ended June 30, 2003 Leadclick Media, Inc. was our largest client accounting for 13.2% of our net revenues. No other client accounted for more than 10% of our net revenues in the quarter ended June 30, 2003. For the six months ended June 30, 2002 and 2003 our ten largest clients accounted for 46.2% and 59.1% of our net revenues, respectively. During the six months ended June 30, 2002 MyPoints.com, Inc. was our largest client accounting for 15.0% of our revenues. No other client accounted for more than 10% of our net revenues in the six months ended June 30, 2002. During the six months ended June 30, 2003 Blue Dolphin, Inc. accounted for 12.1% and Leadclick Media, Inc. accounted for 11.6% of our net revenues. No other client accounted for more than 10% of our net revenues in the six months ended June 30, 2003.

     Our business has been operating at a loss and generating negative cash flows from operations since inception. As of June 30, 2003, we had an accumulated deficit of approximately $62.6 million. With the reductions in continuing operating expenses that have been made and growth in revenues, we anticipate achieving positive earnings and cash flows by the end of the year ending December 31, 2003. However, there are still many challenges to achieving this goal, including the availability of additional financing, and the achievement is by no means assured. See "Risks Related to Our Business".

     On March 7, 2003, our common stock was delisted from the Nasdaq SmallCap Market due to our noncompliance with the continued listing standards for that market. Since March 7, 2003, our common stock has been quoted on the OTCBB under the symbol APTM.

     In July 2003 the Company completed raising $305,000 pursuant to the terms of a Convertible Promissory Note, which will pay interest of 6% per annum like a bond, but can be converted to shares of common stock at the option of the holder at a fixed price of $0.80 per share. The note has a 36-month term. Principal and accrued interest is payable quarterly, commencing one year from the closing date. In addition to the notes, the Company has issued to the investors warrants to purchase a total of 127,094 shares of common stock for $0.50 per share. The warrants have a term of five years. The $50,000 long-term note payable in the June 30, 2003 balance sheet is an advance on the Convertible Promissory Note that was received on June 27th. The remaining $255,000 is anticipated to be received in August 2003.

     In July 2003 the Company also obtained a line-of-credit with Comerica Bank for up to $500,000, with a term of one year, which is renewable at the company's option, and is secured by the company's assets. The line-of-credit bears interest at prime plus three percent. Timothy C. Choate, the Company's Chief Executive Officer, personally guaranteed the line-of-credit.

RESULTS OF OPERATIONS

Revenues

We currently derive our revenues primarily from network activities, which include both lead generation activities through a network of partners and e-mail mailings. Our revenues increased by $156,000, or 20%, to $938,000 in the quarter ended June 30, 2003 from $782,000 in the same quarter of 2002. For the six months ended June 30, 2003, net revenues have increased by $294,000 or 19% to $1.8 million, from $1.5 million in the first six months of 2002. Included in the prior year revenue amount is $78,000 related to the old FreeShop site. The majority of the increase results from implementation of the Aptimail program which uses dynamic revenue optimization technology. The Aptimail program was launched towards the end of June 2002.

Sales and Marketing

Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs. Sales and marketing expenses decreased by $273,000 to $323,000, or 34% of net revenues, in the quarter ended June 30, 2003 from $596,000, or 76% of net revenues, in the same quarter of 2002. For the six months ended

June 30, 2003 sales and marketing expenses have decreased by $468,000 to $671,000, or 36% of net revenues, from $1.1 million, or 73% of net revenues, in the first six months of 2002. On a year to date basis, the decrease in sales and marketing expenses is primarily a result of reduced labor costs, resulting from reductions in workforce, and reduced rent expense as a result of renegotiating existing leases. Sales and marketing expense for the remaining quarters of 2003 is expected to be similar to the second quarter of 2003.

Connectivity and Network Costs

Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs. Connectivity and network costs decreased by $69,000 to $348,000, or 37% of net revenues, in the quarter ended June 30, 2003 from $417,000, or 53% of net revenues, in the same quarter of 2002. For the six months ended June 30, 2003 connectivity and network costs have decreased by $112,000 to $627,000, or 34% of net revenues, from $739,000, or 48% of net revenues, in the first six months of 2002. On a year to date basis the decrease is primarily the result of decreases in rent expense resulting from the renegotiation of leases, decreases in connectivity resulting from scaling back the level of operations outsourced and decreases in email delivery costs as a result of switching delivery vendors. These three items account for 25%, 35%, and 29% of the decrease in connectivity and network costs, respectively. Connectivity and network costs for the remaining quarters of 2003 are expected to be similar to the second quarter of 2003.

Partner fees

Partner fees consist of fees owed to network distribution partners and opt-in email list owners based on revenue generating activities created in conjunction with these partners. Partner fees decreased by $126,000 to $189,000, or 20% of net revenues, in the quarter ended June 30, 2003 from $315,000, or 40% of net revenues, in the same quarter of 2002. For the six months ended June 30, 2003 partner fees have decreased by $161,000 to $409,000, or 22% of net revenues, from $570,000, or 37% of net revenues, in the first six months of 2002. Partner fees have decreased on an absolute and a percentage of revenue basis as a result of the continued growth in email based marketing campaigns and as a result of purchases of some email lists. Email based campaigns that are sent to Company-owned lists do not have any partner fees associated with them. Also the cost of delivering the emails and certain third-party costs are generally deducted before calculating the fees due partners for email based campaigns not sent to Company-owned lists.

Research and Development

Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems. Research and development expenses decreased by $13,000 to $136,000, or 15% of net revenues, in the quarter ended June 30, 2003 from $149,000, or 19% of net revenues, in the same quarter of 2002. For the six months ended June 30, 2003 research and development expenses have decreased by $30,000 to $269,000, or 15% of net revenues, from $299,000, or 19% of net revenues, in the first six months of 2002. This decrease in research and development expense was primarily due to a decrease in rent expense as a result of renegotiation of the Company's Seattle lease. Research and development expense for the remaining quarters of 2003 is expected to be similar to the second quarter of 2003.

General and Administrative

General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses decreased by $110,000 to $329,000, or 35% of net revenues, in the quarter ended June 30, 2003 from $439,000, or 56% of net revenues, in the same quarter of 2002. For the six months ended June 30, 2003 general and administrative expenses have decreased by $229,000 to $678,000, or 37% of net revenues, from $907,000, or 58% of net revenues, in the first six months of 2002. There are four significant items that compose the majority of the decrease in general and administrative expenses. Reduction in professional service fees, primarily legal fees, as a result of fewer issues requiring assistance from outside council in the current year to date, a decrease in labor related costs as a result of additional reductions in administrative staff, a decrease in rent expense resulting from renegotiation of the Company's office leases and a reduction in business taxes resulting from the inclusion of an additional California tax liability in the first quarter of 2002. On a year to date basis these four items contributed 17%, 33%, 29%, and 15% of the decrease in general and administrative expense.

General and administrative expense for the remaining quarters of 2003 is expected to be similar to the second quarter of 2003.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property and purchased email lists. Depreciation and amortization expenses decreased by $299,000 to $64,000, or 7% of net revenues, in the quarter ended June 30, 2003 compared to $363,000, or 46% of net revenues, in the same quarter of 2002. For the six months ended June 30, 2003 depreciation and amortization expenses have decreased by $537,000 to $189,000, or 10% of net revenues, from $726,000, or 47% of net revenues, in the first six months of 2002. The continued decrease in depreciation and amortization is a result of the many assets becoming fully depreciated and the disposal of additional assets during 2002, primarily leasehold improvements. Depreciation and amortization is expected to be slightly higher in the remaining two quarters of 2003 compared to the second quarter of 2003 due to fixed asset additions made at the end of the second quarter and the beginning of the third quarter.

Equity-Based Compensation

Equity-based   compensation   expenses   consist  of  amortization  of  unearned
compensation recognized in connection with stock options and stock grants granted to employees and directors at prices below the fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the options granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses decreased by $3,000 to $0, in the quarter ended June 30, 2003 compared to $3,000, or less than 1% of net revenues, in the same quarter of 2002. For the six months ended June 30, 2003 equity-based compensation expenses have decreased by $6,000 to $1,000, or less than 1% of net revenues, from $7,000, or less than 1%, in the first six months of 2002. The decrease results from the continued decline in the unearned compensation balance resulting from amortization of the balance. Equity based compensation for the remaining quarters of 2003 is expected to be minimal.

Loss (gain) on disposal of long-term assets

Loss (gain) on disposal of long-term assets consists of gains and losses on disposals of assets and impairments on long-term investments. Gain on disposal of long-term assets totaled $14,000, or 2% of revenue, in the quarter ended June 30, 2003. This gain was primarily resulted from a lower bargain purchase option than was estimated in recording the lease. In the comparable period of the prior year there was a $8,000 gain from disposal of long-term assets. This gain resulted from the sale of various small assets no longer needed as a result of the decrease in the number of employees.

Interest Expense

Interest expense in the current year results from capital equipment leases. In the prior year interest expense also resulted from notes payable used to finance the Company's D&O insurance premiums. Interest expense totaled $1,000 in the quarter ended June 30, 2003 and $7,000 in the same quarter of 2002. The decrease in interest expense is a result of the D&O premiums not being financed in the current year and lower principle balances on the capital leases than in the prior year.

Interest Income

Interest income results from earnings on the Company's available cash reserves. Interest income totaled $1,000 in the quarter ended June 30, 2003 and $13,000 in the same quarter of 2002. The decrease in interest income is primarily a result of lower cash balances available for investment.

Income Taxes

No provision for federal income taxes has been recorded for any of the periods presented due to the Company's current loss position.

LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through June 30, 2003 totaled $65.7 million, including $21.5 million raised from Fingerhut Companies. As of June 30, 2003, we had approximately $71,000 in cash and cash equivalents and a working capital deficit of $230,000. No off-balance sheet assets or liabilities existed at June 30, 2003.

Net cash used in operating activities was $575,000 and $2.0 million in the six months ended June 30, 2003 and 2002, respectively. Cash used in operating activities in the six months ended June 30, 2003 resulted primarily from $1.0 million of net loss. Net cash outflows from operations were decreased by $254,000 of non-cash expenses, a $88,000 decrease in prepaid expenses and other assets, and a $167,000 increase in accounts payable. Net cash outflows from operations were increased by a $15,000 increase in accounts receivable and a $28,000 decrease in accrued and other liabilities. Cash used in operating activities in the six months ended June 30, 2002 resulted primarily from $2.8 million of net loss. Net cash outflows from operations were increased by $15,000 of restructuring costs paid in the period, $31,000 of gains on equipment sales, $4,000 in amortization of discount on short-term investments, and a $164,000 increase in accounts receivable. Net cash outflows were offset by $734,000 of non-cash expenses, a $93,000 decrease in prepaid expenses and other assets, a $115,000 increase in accounts payable and a $57,000 increase in accrued and other liabilities.

Net cash provided by investing activities was $12,000 and $1.0 million in the six months ended June 30, 2003 and 2002, respectively. In the six months ended June 30, 2003, $51,000 was received from the maturity of a certificate of deposit. In addition to the maturity of the certificate of deposit, $13,000 was received from the sale of long-term assets and $52,000 was used for the purchase of additional equipment and intangible assets. In the six months ended June 30, 2002, $1.0 million was received from the maturity of commercial paper purchased in 2001. In addition to the maturity of commercial paper $23,000 was received from the disposal of fixed assets that was offset by $14,000 of equipment purchases.

Net cash used in financing activities was $33,000 and $142,000 in the six months ended June 30, 2003 and 2002, respectively. In the six months ended June 30, 2003, net cash used in financing activities resulted from $83,000 in principal payments made on capital leases and $50,000 received from the issuance of a note payable. In the six months ended June 30, 2002, net cash used in financing activities resulted from $76,000 in principal payments made on a note payable, $44,000 in principle payments on capital leases, and $27,000 loaned to officers for the purchase of company stock. These uses of cash were offset by $5,000 received for the issuance of common stock resulting from exercise of stock options.

We believe our current cash and cash equivalents, after raising $305,000 in convertible debt instruments and securing a $500,000 line-of-credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next three to six months. Thereafter, we may need to raise additional capital to meet our long-term operating requirements. Subject to the receipt of such additional financing, if required, on terms favorable to the Company, we anticipate achieving positive earnings and cash flows in the near future. However, there are still many challenges to achieving this goal and the achievement is by no means assured.

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

The following table summarizes the contractual obligations and commercial commitments entered into by the Company.

                                                             Payments Due by Period
                                                          ----------------------
         Contractual Obligations                   Total             2003             2004
         -----------------------                   -----             ----             ----
   Capital lease obligations.................        146              102              44
   Operating leases..........................        155              109              46
   Other long-term obligations...............        105              105              --
                                                --------         --------          ------
       Total Contractual Cash Obligations....   $    406         $    316          $   90
                                                ========         ========          ======

The operating agreement included in other long-term obligations has been terminated.


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

Revenues generated through network partners and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-17 (EITF 99-19). Fees paid to network partners and opt-in email list owners related to these revenues were $409,000 and $570,000 for the six months ended June 30, 2003 and 2002, respectively. These fees are shown as Partner fees on the Statement of Operations. Email based campaigns that are sent to Company owned lists do not have partner fees associated with them.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard has not resulted in an impact to results of operations or financial position of the Company, as the Company has no financial instruments that fall within the scope of this standard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company's cash equivalents and capital lease obligations are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of June 30, 2003, however, the Company's cash equivalents mature within one month. As of June 30, 2003, the Company believes the reported amounts of cash equivalents and capital lease obligations to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.


ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in the reports we file or submit under the Exchange Act.

     Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Sales of Unregistered Securities

In July 2003, the Company completed a private round of financing pursuant to which the Company issued Convertible Secured Promissory Notes to seven investors for an aggregate purchase price of $305,000. The Notes have a three year term, bear interest at the annual rate of 6%, and are convertible into the Company's common stock commencing the earlier of (a) 12 months from the Note's issuance date, or (b) the merger or sale of all or substantially all of the Company's assets, at a predetermined conversion price of $0.80/share. The Company's quarterly interest payment obligation commences one year from the date of issuance. The Company's obligation under the Notes is secured by a general security interest in all of the Company's assets.

As part of the referenced financing, the Company issued Common Stock Warrants to the investors for an aggregate of 127,095 shares of the Company's common stock. Each Warrant has a term of five years from the date of issuance and has a strike price of $0.50/share.

The sales and issuances of such notes and warrants were exempt from Securities Act registration pursuant to Rule 506 under Regulation D under the Securities Act, as all investors were "accredited investors" as defined in Rule 501(a) of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2003 Annual Meeting of Shareholders held on June 10, 2003, Timothy C. Choate, John B. Balousek, Eric Helgeland and Robert W. Wrubel were each elected as a director of the Company, to serve until the next Annual Meeting of Shareholders and until his successor is elected and qualified. In addition, our shareholders ratified the selection of Moss Adams LLP as the Company's independent accountant.

(a) Election of a Board of Directors consisting of the following four (4) directors:

         NAME                   VOTES FOR               VOTES WITHHELD
         Timothy C. Choate      2,372,690                  31,103
         John B. Balousek       2,361,990                  41,803
         Eric Helgeland         2,361,990                  41,803
         Robert W. Wrubel       2,361,990                  41,803

(b) The proposal to ratify the selection of Moss Adams LLP as the Company's independent auditors passed with the following vote results: 2,364,590 for; 13,600 against; 25,603 abstain; and 0 broker non-votes.

ITEM 5. OTHER INFORMATION

See Part II "Other Information," Item 2 regarding a private placement of securities completed in July 2003.

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
                      23, 1998, between registrant and Linkshare Corporation.

    Exhibit
     Number                                                     Description
     ------                                                     -----------

     10.14*           Letter Agreement dated June 18, 1999 between registrant
                      and Fingerhut.
     10.15*           Escrow Agreement dated June 18, 1999 between registrant
                      and Fingerhut.
     10.16*           Common Stock Purchase Warrant dated January 26, 1998 in
                      favor of Karrie Lee.
     10.17*           Warrant to Purchase Stock dated September 18, 1998 in
                      favor of Imperial Bank.
     10.18*           Common Stock Purchase Warrant dated January 23, 1998 in
                      favor of Hallco Leasing Corporation.
     10.19*           Common Stock Purchase Warrant dated December 4, 1997 in
                      favor of Hallco Leasing Corporation.
     10.20*           Common Stock Purchase Warrant dated January 26, 1998 in
                      favor of Employco, Inc.
     10.21+*          Marketing Agreement with NewSub Services, Inc. effective
                      as of June 1, 1999.
     10.22+*          Marketing Agreement with eNews.com, Inc. dated December 8,
                      1999. (Incorporated by reference Exhibit 10.1 to the
                      Company's Report on Form 8-K filed January 12, 2000).
     10.23**          Asset Purchase Agreement, dated November 22, 2000, among
                      Aptimus, Inc. and XMarkstheSpot, Inc.
     10.24***         Stock Redemption Agreement, dated as of April 16, 2001, by and between registrant and Fingerhut Companies. Inc.
     10.25^++         Aptimus, Inc. 2001 Stock Plan.
     10.25.1^^++      Form of Stock Option Agreement.
     10.25.2^^++      Form of Restricted Stock Agreement (for grants).
     10.25.3^^++      Form of Restricted Stock Agreement (for rights to
                      purchase).
     10.26^^          Letter Agreement, dated November 13, 2001, by and between
                      registrant and Fingerhut Companies, Inc.
     10.27++(degree)  Change in Control Agreement,  dated as of December 6,
                      2002, by and between registrant and Timothy C. Choate
     10.28++(degree)  Form of Change in Control  Agreement,  dated as of
                      December 6, 2002, by and between  registrant  and each of
                      certain executive managers of registrant
     10.29(degree)    Lease Agreement, dated October 1, 2002, between registrant and Merrill Place LLC.
     10.30            Form of Convertible  Note Purchase  Agreement,  dated as
                      of July 1, 2003, by and between the Company and certain
                      investors
     10.31            Form of Convertible  Secured  Promissory Note, dated
                      July 2003,  executed by and between the Company and
                      payable to the order of certain investors
     10.32            Form of Common Stock Warrant, dated July 2003, by and
                      between the Company and certain investors
     10.33            Form of  Security  Agreement,  dated as of July 1, 2003,
                      by and  between  the  Company  and certain investors
     10.34            Form of  Registration  Rights  Agreement,  dated as of
                      July 1, 2003,  by and between the Company and certain
                      investors
     31.1             Section 302 Certification of Timothy C. Choate, Chief
                      Executive Officer
     31.2             Section 302 Certification of John A. Wade, Chief Financial
                      Officer
     32.1             Section 906 Certification of Timothy C. Choate, Chief
                      Executive Officer
     32.2             Section 906 Certification of John A. Wade, Chief Financial
                      Officer
     99.1+++          Private  Securities  Litigation Reform Act of 1995 Safe
                      Harbor and Forward- Looking  Statements Risk Factors
__________

* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).
** Incorporated by reference to the Company's Annual Report on Form 10-K, dated April 2, 2001.

*** Incorporated by reference to the Company's Current Report on Form 8-K, dated April 16, 2001.
^ Incorporated by reference to the Company's Proxy Statement on Schedule 14A, dated May 17, 2001.
^^ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated November 14, 2001.
^^^ Incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2002. (degree) Incorporated by reference to the Company's Annual Report on Form 10-K, dated March 28, 2003.
+ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated May 15, 2002.
+ Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
++   Management compensation plan or agreement.
+++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated May 14, 2003.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              APTIMUS, INC.


Date: August 14, 2003         /s/ John A. Wade
                              Name: John A. Wade
                              Title: Chief Financial Officer,
                              authorized officer and principal financial officer