Form 10-Q
period 2003-09-30
APTIMUS INC
filed 2003-11-14
CIK 1087277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   __________________________________________

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended September 30, 2003

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
        (State of other jurisdiction                (I.R.S. Employer
             of incorporation)                      Identification No.)

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

     The number of shares of the registrant's Common Stock outstanding as of October 31, 2003 was 4,350,375.

                                  APTIMUS, INC.

                             INDEX TO THE FORM 10-Q
                For the quarterly period ended September 30, 2003


                                                                                               PAGE
                                                                                               ----
PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

            Balance sheets as of December 31, 2002 and September 30, 2003..................   1

            Statements of Operations for the three and nine months ended
            September 30, 2002 and 2003....................................................   2

            Condensed Statements of Cash Flows for the nine months ended
            September 30, 2002 and 2003....................................................   3

            Notes to Financial Statements..................................................   4

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................................   8

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................  14

   ITEM 4.  CONTROLS AND PROCEDURES........................................................  15

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS..............................................................  15

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................  15

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...............................................  15

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................  16

   ITEM 5.  OTHER INFORMATION..............................................................  16

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................  16


SIGNATURES................................................................................   19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  APTIMUS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             December 31,        September 30,
                                                                                 2002                 2003
                                                                            ----------------    -----------------
ASSETS
Cash and cash equivalents                                                   $       667             $    140
Accounts receivable, net                                                            530                  950
Prepaid expenses and other assets                                                   159                   51
Short-term investments                                                               51                   --
                                                                            ----------------    -----------------
       Total current assets                                                       1,407                1,141

Fixed assets, net                                                                   440                  348
Intangible assets, net                                                               24                   35
Long-term investments                                                                40                   40
Deposits                                                                             30                   26
                                                                            ----------------    -----------------
                                                                             $    1,941             $  1,590
                                                                            ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Line-of-credit                                                              $        --            $     100
Accounts payable                                                                    297                  747
Accrued and other liabilities                                                       344                  368
Current portion of capital lease obligations                                         68                  102
                                                                            ----------------    -----------------

Total current liabilities                                                           709                1,317
Convertible notes payable                                                            --                  262

Commitments and contingent liabilities (note 5)
                                                                            ----------------    -----------------
Total Liabilities                                                                   709                1,579

Shareholders' equity
   Common stock, no par value; 100,000 shares authorized, 4,221 and
     4,294 issued and outstanding at December 31, 2002 and September
     30, 2003, respectively                                                      60,282               60,305

   Additional paid-in capital                                                     2,506                2,574

   Deferred stock compensation                                                       (2)                  --

   Accumulated deficit                                                          (61,554)             (62,868)
                                                                            ----------------    -----------------
       Total shareholders' equity                                                 1,232                   11
                                                                            ----------------    -----------------
                                                                             $    1,941             $  1,590
                                                                            ================    =================


The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                  Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                              ---------------------------    ---------------------------
                                                 2002            2003           2002           2003
                                              ------------    -----------    -----------    ------------

Net revenues                                  $    537        $  1,405       $  2,092       $    3,254

Operating expenses
   Sales and marketing                             537             310          1,676             981
   Connectivity and network costs                  340             278          1,079             905
   Partner fees                                    184             552            754             961
   Research and development                        152             132            451             401
   General and administrative                      436             319          1,343             997
   Depreciation and amortization                   357              68          1,083             257
   Equity-based compensation                         2              16              9              17
   Loss (gain) on disposal of long-term            131              (4)           100              40
     assets
   Lease renegotiation costs and
     impairment of leasehold improvements          402              --            402              --
                                              ------------    -----------    -----------    ------------
       Total operating expenses                  2,541           1,671          6,897           4,559
                                              ------------    -----------    -----------    ------------
Operating loss                                  (2,004)           (266)        (4,805)         (1,305)

Interest expense                                    (5)            (12)           (20)            (16)

Interest income                                      9               5             42               7
                                              ------------    -----------    -----------    ------------
Net loss                                      $ (2,000)       $   (273)      $ (4,783)      $  (1,314)
                                              ============    ===========    ===========    ============
Basic and diluted net loss per share          $  (0.49)       $  (0.06)      $  (1.19)      $   (0.31)
                                              ============    ===========    ===========    ============

Weighted-average shares used in                  4,067           4,270          4,025           4,237
   computing basic and diluted net loss
   per share


The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                            ----------------------------------------
                                                                                  2002                  2003
                                                                            ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $  (4,783)            $  (1,314)
Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization                                                    1,084                   257
   Bad debt expense                                                                    (8)                   25
   Amortization of deferred compensation                                                9                    19
   (Gain) loss on disposal of long-term assets                                         (7)                   40
   Impairment of fixed assets from lease renegotiation                                377                    --
   Write-off of shareholder notes receivable                                           27                    --
   Cash paid for restructuring costs                                                  (15)                   --
   Loss on long-term investments                                                      107                    --
   Amortization of discount on short-term investments                                  (4)                   --
Changes in assets and liabilities, net of impact of acquisitions:
   Accounts receivable                                                                 47                  (445)
   Prepaid expenses and other assets                                                   98                   112
   Accounts payable                                                                   143                   450
   Accrued and other liabilities                                                      (97)                   27
                                                                            ------------------    ------------------
       Net cash used in operating activities                                       (3,022)                 (829)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                (29)                  (61)
   Proceeds from disposal of assets                                                    32                    17
   Payments for intangible assets                                                      --                   (35)
   Purchase of short-term investments                                                  (1)                   --
   Sale of short-term investments                                                   1,000                    51
                                                                            ------------------    ------------------
       Net cash provided by (used in) investing activities                          1,002                   (28)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital leases                                            (63)                 (103)
   Proceeds from notes payable                                                         --                   305
   Repayment of notes payable                                                         (89)                   --
   Proceeds from line-of-credit                                                        --                   100
   Notes issued to shareholders                                                       (27)                   --
   Issuance of common stock, net of issuance stocks                                     5                    28
                                                                            ------------------    ------------------
       Net cash provided by (used in) financing activities                           (174)                  330
                                                                            ------------------    ------------------
Net decrease in cash and cash equivalents                                          (2,194)                 (527)
                                                                            ------------------    ------------------
Cash and cash equivalents at beginning of period                                    3,651                   667
                                                                            ------------------    ------------------
Cash and cash equivalents at end of period                                      $   1,457             $     140
                                                                            ------------------    ------------------


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

The unaudited financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2003. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2003.

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

Our business has been operating at a loss and generating negative cash flows from operations since inception. As of September 30, 2003, we had accumulated losses of approximately $62.9 million.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to increase revenues or contain operating expenses as planned it may not have sufficient funds to satisfy its cash requirements. The Company may be forced to curtail operations further, dispose of assets or seek additional funding. Such events could materially and adversely affect the value of the Company's equity securities. There can be no assurance that the Company will be able to successfully complete the steps necessary to continue as a going concern.

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

In addition to the ongoing revenue related to the network and email mailings some revenue has been recognized through March 31, 2002 related to services performed on the FreeShop site. These revenues have been recognized when received, as collection was not reasonably assured at the time the services were performed. As of September 30, 2003 it is not expected that any additional amounts will be received that have not been previously recognized as revenue.

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

3.   STOCK COMPENSATION

At September 30, 2003, the Company has two stock-based employee compensation plans, which are more fully described in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and nine months ended September 30:

                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
                                                                    2002        2003           2002       2003
                                                                    ----        ----           ----       ----
Net loss, as reported...........................................  $ (2,000)     $ (273)      $ (4,783)   $ (1,314)
Add: Total stock-based employee compensation expense,
included in the determination of net income as reported,
net of related tax effects......................................          2          16              9          17
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects..........................................       (64)        (98)          (302)       (187)
                                                                  ---------     -------      ---------   ---------
Pro forma net loss..............................................  $ (2,062)     $ (355)      $ (5,076)   $ (1,484)
                                                                  =========     =======      =========   =========

Earnings per share:
   Basic - as reported..........................................  $  (0.49)     $(0.06)      $ (1.19)    $  (0.31)
                                                                  =========     =======      =========   =========
   Basic - pro forma............................................  $  (0.51)     $(0.08)      $ (1.26)    $  (0.35)
                                                                  =========     =======      =========   =========


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

The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation (in thousands):

                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                         ---------------------------    ----------------------------
                                                            2002            2003           2002            2003
--------------------------------------------------------------------------------------------------------------------
Numerator:
Net loss..............................................     $(2,000)        $ (273)        $(4,783)       $(1,314)
Denominator:
Weighted average shares used in computing net loss
   per share..........................................        4,067         4,270            4,025         4,237
Potentially dilutive securities consist of the
following:
   Options to purchase common stock                           1,262         1,613            1,262         1,613
   Warrants to purchase common stock..................           16           127               16           127
                                                           ---------       --------       ---------      --------
                                                              1,278         1,740            1,278         1,740
                                                           =========       ========       =========      ========

5.   COMMITMENTS AND CONTINGENCIES

     The Company's office facilities are leased under operating leases that provide for minimum rentals and require payment of property taxes and include escalation clauses. In addition, the Company also leases certain equipment under agreements treated for financial reporting purposes as capital leases. In June of 2003 the Company entered into a new capital lease for computer equipment. The initial term of the lease is for the Company to make 12 payments of varying amounts over the next year. The payment schedule calls for $25,000 as the first payment, 5 payments of $18,000 and then 6 payments of $1,847. At the end of the initial lease term, the Company has the option of continuing with the lease on a $7,000 per month basis or it can purchase the leased equipment at a cost not to exceed $31,016.

     Future minimum lease payments under the non-cancelable leases are as follows (in thousands).

                                                        Capital       Operating
                                                        Leases         Leases
                                                        ------         ------
       Three months ending December 31, 2003........... $     61      $      41
       Year ending December 31, 2004...................       66             46
                                                        --------      ---------
     Total minimum lease payments......................      127      $      87
                                                        ========      =========
     Less: Amount representing interest................      (25)
                                                        --------
     Present value of capital lease obligations........      102
     Less: Current portion.............................     (102)
                                                        --------
     Capital lease obligations, net of current portion. $     --
                                                        ========

6.   LINE-OF-CREDIT AND CONVERTIBLE NOTE PAYABLE

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

In July 2003 the Company also obtained a line-of-credit with Comerica Bank for up to $500,000, with a term of one year, which is renewable at the Company's option, and is secured by the Company's assets. The line-of-credit bears interest at prime plus three percent. Timothy C. Choate, the Company Chief Executive Officer, personally guaranteed the line-of-credit. At September 30, 2003 there was $100,000 outstanding under the line-of-credit.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this filing constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Aptimus, Inc. ("Aptimus", "we", "us" or the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of the Company's operating results, the ability to compete successfully, the ability of the Company to maintain current client and distribution partner relationships and attract new ones, and the sufficiency of remaining cash and short-term investments to fund ongoing operations. For additional factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, please see the risks and uncertainties described under "Business -- Risk Factors" in Exhibit 99.1 to our Form 10-Q for the quarter ended September 30, 2003, which factors are hereby incorporated by reference in this report.

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

     In the quarters ended September 30, 2002 and 2003 our ten largest clients accounted for 59.5% and 75.0% of our net revenues, respectively. During the quarter ended September 30, 2002 Kraft Foods N.A. - Gevalia Division accounted for 11.7% of our revenues and Blue Dolphin Group accounted for 10.5% of our revenues. No other client accounted for more than 10% of our net revenues in the quarter ended September 30, 2002. During the quarter ended September 30, 2003 The Proctor & Gamble Company accounted for 34.8% of our revenues and CNET Networks, Inc. accounted for 11.5% of our net revenues. No other client accounted for more than 10% of our net revenues in the quarter ended September 30, 2003. For the nine months ended September 30, 2002 and 2003 our ten largest clients accounted for 46.2% and 65.1% of our net revenues, respectively. During the nine months ended September 30, 2002, MyPoints.com, Inc. accounted for 11.3% of our revenues and Kraft Foods N.A. - Gevalia Division accounted for 10.3% of our revenues. No other client accounted for more than 10% of our net revenues in the nine months ended September 30, 2002. During the nine months ended September 30, 2003 The Proctor and Gamble Company accounted for 19.0% of our net revenues. No other client accounted for more than 10% of our net revenues in the nine months ended September 30, 2003.

     Our business has been operating at a loss and generating negative cash flows from operations since inception. As of September 30, 2003, we had an accumulated deficit of approximately $62.9 million. With the reductions in continuing operating expenses that have been made and growth in revenues, we anticipate achieving positive earnings and cash flows, on a monthly basis, by the end of the year ending December 31, 2003. However, there are still many challenges to achieving this goal, including the availability of additional financing, and the achievement is by no means assured. See "Risks Related to Our Business".

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

RESULTS OF OPERATIONS

Revenues

We currently derive our revenues primarily from network activities, which include both lead generation activities through a network of partners and e-mail mailings. Our revenues increased by $868,000, or 162%, to $1.4 million in the quarter ended September 30, 2003 from $537,000 in the same quarter of 2002. For the nine months ended September 30, 2003, net revenues have increased by $1.2 million or 56% to $3.3 million, from $2.1 million in the first nine months of 2002. Included in the prior year revenue amount is $78,000 related to the old FreeShop site. The majority of the increase results from an increase in revenues related to the growth and expansion of our Client and Partner network.

Sales and Marketing

Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs. Sales and marketing expenses decreased by $227,000 to $310,000, or 22% of net revenues, in the quarter ended September 30, 2003 from $537,000, or 100% of net revenues, in the same quarter of 2002. For the nine months ended September 30, 2003 sales and marketing expenses have decreased by $695,000 to $981,000, or 30% of net revenues, from $1.7 million, or 80% of net revenues, in the first nine months of 2002. On a year to date basis, the decrease in sales and marketing expenses is primarily a result of reduced labor costs, resulting from reductions in workforce, and reduced rent expense as a result of renegotiating existing leases. Sales and marketing expense for the remaining quarter of 2003 is expected to slighter higher than the third quarter of 2003 as we bring on additional salespeople in an effort to increase sales.

Connectivity and Network Costs

Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs. Connectivity and network costs decreased by $62,000 to $278,000, or 20% of net revenues, in the quarter ended September 30, 2003 from $340,000, or 63% of net revenues, in the same quarter of 2002. For the nine months ended September 30, 2003 connectivity and network costs have decreased by $174,000 to $905,000, or 28% of net revenues, from $1.1 million, or 52% of net revenues, in the first nine months of 2002. On a year to date basis the decrease is primarily the result of decreases in rent expense resulting from the renegotiation of leases, decreases in connectivity resulting from scaling back the level of operations outsourced and decreases in email delivery costs as a result of switching delivery vendors. These three items account for 16%, 45%, and 21% of the decrease in connectivity and network costs, respectively. Connectivity and network costs for the remaining quarter of 2003 are expected to be less than the third quarter of 2003. In July of 2003 we terminated our external hosting relationship and have in its place created an in house version that is approximately $25,000 per month less costly.

Partner fees

Partner fees consist of fees owed to network distribution partners and opt-in email list owners based on revenue generating activities created in conjunction with these partners. Partner fees increased by $368,000 to $552,000, or 39% of net revenues, in the quarter ended September 30, 2003 from $184,000, or 34% of net revenues, in the same quarter of 2002. For the nine months ended September 30, 2003 partner fees have increased by $207,000 to $961,000, or 30% of net revenues, from $754,000, or 36% of net revenues, in the first nine months of 2002. Partner fees have increased on an absolute and a percentage of revenue basis in the current quarter as a result of the increase in the volume of leads obtained through co-registration agreements and a corresponding decrease in revenue derived from email. Email has a higher effective gross margin than co-registration. For the nine months ended September 30, 2003 partner fees are lower than the comparable period of 2002 as a result of the increase in email based marketing campaigns and purchases of email lists during the first two quarters of the year. Email based campaigns that are sent to Company-owned lists do not have any partner fees associated with them. Also the cost of delivering the emails and certain third-party costs are generally deducted before calculating the fees due partners for email based campaigns not sent to Company-owned lists.

Research and Development

Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems. Research and development expenses decreased by $20,000 to $132,000, or 9% of net revenues, in the quarter ended September 30, 2003 from $152,000, or 28% of net revenues, in the same quarter of 2002. For the nine months ended September 30, 2003 research and development expenses have decreased by $50,000 to $401,000, or 12% of net revenues, from $451,000, or 22% of net revenues, in the first nine months of 2002. This decrease in research and development expense was primarily due to a decrease in rent expense as a result of renegotiation of the Company's Seattle lease. Research and development expense for the remaining quarter of 2003 is expected to be similar to the third quarter of 2003.

General and Administrative

General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses decreased by $117,000 to $319,000, or 23% of net revenues, in the quarter ended September 30, 2003 from $436,000, or 81% of net revenues, in the same quarter of 2002. For the nine months ended September 30, 2003 general and administrative expenses have decreased by $346,000 to $997,000, or 31% of net revenues, from $1.3 million, or 64% of net revenues, in the first nine months of 2002. There are two significant items that compose the majority of the decrease in general and administrative expenses. A decrease in labor related costs as a result of reductions in administrative staff, and a decrease in rent expense resulting from renegotiation of the Company's office leases. On a year to date basis these two items contributed 45% and 31% of the decrease in general and administrative expense. General and administrative expense for the remaining quarter of 2003 is expected to be similar to the third quarter of 2003.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property and purchased email lists. Depreciation and amortization expenses decreased by $289,000 to $68,000, or 5% of net revenues, in the quarter ended September 30, 2003 compared to $357,000, or 67% of net revenues, in the same quarter of 2002. For the nine months ended September 30, 2003 depreciation and amortization expenses have decreased by $826,000 to $257,000, or 8% of net revenues, from $1.1 million, or 52% of net revenues, in the first nine months of 2002. The continued decrease in depreciation and amortization is a result of the many assets becoming fully depreciated and the disposal of additional assets during 2002, primarily leasehold improvements. Depreciation and amortization for the remaining quarter of 2003 is expected to be similar to the third quarter of 2003.

Equity-Based Compensation

Equity-based   compensation   expenses   consist  of  amortization  of  unearned
compensation recognized in connection with stock options and stock grants granted to employees and directors at prices below the fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the options granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses increased by $14,000 to $16,000, or 1% of net revenues, in the quarter ended September 30, 2003 compared to $2,000, or less than 1% of net revenues, in the same quarter of 2002. For the nine months ended September 30, 2003 equity-based compensation expenses have increased by $8,000 to $17,000, or less than 1% of net revenues, from $9,000, or less than 1%, in the first nine months of 2002. The increase results from the issuance of an option to purchase 25,000 shares of Aptimus common stock to Tim Choate for a personal guarantee of and pledge of certain securities as security for the line-of-credit with Comerica bank.

Loss (Gain) on Disposal of Long-Term Assets

Loss (gain) on disposal of long-term assets consists of gains and losses on disposals of assets and impairments on long-term investments. Gain on disposal of long-term assets totaled $4,000, or less than 1% of revenue, in the quarter ended September 30, 2003. In the comparable period of the prior year there was a $131,000 loss from disposal of long-term assets. This loss primarily resulted from a $107,000 impairment on long-term investments, with the remaining amount related to the disposal of many smaller fixed assets.

Interest Expense

Interest expense in the current year results from capital equipment leases and accrued and mortised interest relate to the notes payable. In the prior year interest expense also resulted from notes payable used to finance the Company's D&O insurance premiums. Interest expense totaled $12,000 in the quarter ended September 30, 2003 and $5,000 in the same quarter of 2002. The increase in interest expense is a result of interest accrued on the convertible notes payable and the amortization of the discount resulting from recording the warrants issued in conjunction with the convertible notes payable.

Interest Income

Interest income results from earnings on the Company's available cash reserves. Interest income totaled $5,000 in the quarter ended September 30, 2003 and $9,000 in the same quarter of 2002. The interest income in the current quarter is primarily related to interest on a tax refund.

Income Taxes

No provision for federal income taxes has been recorded for any of the periods presented due to the Company's current loss position.

LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through September 30, 2003 totaled $68.1. As of September 30, 2003, we had approximately $140,000 in cash and cash equivalents and a working capital deficit of $176,000. No off-balance sheet assets or liabilities existed at September 30, 2003.

Net cash used in operating activities was $829,000 and $3.0 million in the nine months ended September 30, 2003 and 2002, respectively. Cash used in operating activities in the nine months ended September 30, 2003 resulted primarily from $1.3 million of net loss. Net cash outflows from operations were decreased by $341,000 of non-cash expenses, a $112,000 decrease in prepaid expenses and other assets, a $450,000 increase in accounts payable, and an increase in accrued and other liabilities of $27,000. Net cash outflows from operations were increased by a $445,000 increase in accounts receivable. Cash used in operating activities in the nine months ended September 30, 2002 resulted primarily from $4.8 million of net loss. Net cash outflows from operations were increased by $15,000 of restructuring costs paid in the period, $4,000 in amortization of discount on short-term investments, and a $97,000 decrease in accrued and other liabilities. Net cash outflows were offset by $1.6 million of non-cash expenses, a $47,000 decrease in accounts receivable, a $98,000 decrease in prepaid expenses and other assets and a $143,000 increase in accounts payable.

Net cash (used in) provided by investing activities was ($28,000) and $1.0 million in the nine months ended September 30, 2003 and 2002, respectively. In the nine months ended September 30, 2003, $51,000 was received from the maturity of a certificate of deposit. In addition to the maturity of the certificate of deposit, $17,000 was received from the sale of long-term assets and $96,000 was used for the purchase of additional equipment and intangible assets. In the nine months ended September 30, 2002, $1.0 million was received from the maturity of commercial paper purchased in 2001. In addition to the maturity of commercial paper, $32,000 was received from the disposal of fixed assets, $29,000 was used for the purchase of additional equipment and $1,000 was reinvested in a certificate of deposit.

Net cash provided by (used in) financing activities was $330,000 and ($174,000) in the nine months ended September 30, 2003 and 2002, respectively. In the nine months ended September 30, 2003, net cash provided by financing activities resulted from $305,000 received for convertible notes payable issued, $100,000 was received from the draw down on the line-of-credit, and $28,000 received for issuance of common stock pursuant to option exercises. Offsetting these sources of cash $103,000 in principal payments were made on capital leases. In the nine months ended September 30, 2002, net cash used in financing activities resulted from $89,000 in principal payments made on a note payable, $63,000 in principle payments on capital leases and $27,000 in issuance of notes to shareholders, which were expenses in the three months ended September 30, 2002. These uses of cash were offset by $5,000 received for the issuance of common stock resulting from the exercise of stock options.

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

The following table summarizes the contractual obligations and commercial commitments entered into by the Company.

                                                       Payments Due by Period
                                                       ----------------------
         Contractual Obligations              Total         2003           2004
         -----------------------              -----         ----           ----
Capital lease obligations.................      127           61            66
Operating leases..........................       87           41            46
Other long-term obligations...............       --           --            --
                                              -----         ----           ----

    Total Contractual Cash Obligations....    $ 214       $  102        $  112
                                              =====       ======        ======

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

Revenues generated through network partners and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-19 (EITF 99-19). Fees paid to network partners and opt-in email list owners related to these revenues were $961,000 and $754,000 for the nine months ended September 30, 2003 and 2002, respectively. These fees are shown as Partner fees on the Statement of Operations. Email based campaigns that are sent to Company owned lists do not have partner fees associated with them.

The Company has evaluated the guidance provided by Emerging Issues Task Force consensus 99-19 (EITF 99-19) as it relates to determining whether revenue should be recorded gross or net of the payments made to network partners and opt-in email list owners. The Company has determined the recording of revenues gross is appropriate based upon the following factors:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company's cash equivalents and capital lease obligations are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of September 30, 2003, however, the Company's cash equivalents mature within one month. As of September 30, 2003, the Company believes the reported amounts of cash equivalents and capital lease obligations to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2003, California adopted SB 186 that may impact the way commercial e-mails are distributed on the Internet. The new law goes into effect on January 1, 2004 making it illegal in the state to initiate or advertise in an unsolicited commercial e-mail that is either sent from a computer located in California or to a California e-mail address. Our computer hardware is located Washington. However, the company and the third party E-mail service providers we use to mail our owned or managed lists currently send e-mails to California residents. We are currently evaluating our e-mail business practices to ensure that they will conform to the new law's requirements if and when they become effective. We are also evaluating to insure that any new controls are extended to the third party e-mail service providers we use. Failure to comply with the law could result in substantial penalties in each instance. We do not know what legal challenges to the law may occur. However, they may include equal protection, interstate commerce and free speech constitutional challenges, challenges based on the definition of a California email address and recipient consent, and other challenges. Nor do we know whether pending Federal legislation will preempt the California law. However, in its current form the California law, when and if effective, could have a material adverse effect on our e-mail business, in particular, and could harm our business in general.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In July 2003, the Company completed a private round of financing pursuant to which the Company issued Convertible Secured Promissory Notes to seven investors for an aggregate purchase price of $305,000. The Notes have a three year term, bear interest at the annual rate of 6%, and are convertible into the Company's common stock commencing the earlier of (a) 12 months from the Note's issuance date, or (b) the merger or sale of all or substantially all of the Company's assets, at a predetermined conversion price of $0.80/share. The Company's quarterly interest payment obligation commences one year from the date of issuance. The Company's obligation under the Notes is secondary to the line-of-credit with Comerica Bank and secured by a general security interest in all of the Company's assets.

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

ITEM 5. OTHER INFORMATION

See Part II "Other Information," Item 2 regarding a private placement of securities completed in June 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

    Exhibit
     Number                         Description
     ------                         -----------
      3.1* Second Amended and Restated Articles of Incorporation of registrant.

    Exhibit
     Number                         Description
     ------                         -----------
      3.1.1^^         Articles of Amendment filed September 16, 2000.
      3.1.2+          Articles of Amendment filed March 29, 2002.
      3.2*            Amended and Restated Bylaws of registrant.
      4.1*            Specimen Stock Certificate.
      4.2*            Form of Common Stock Warrant.
      4.3^^^          Rights Agreement dated as of March 12, 2002 between
                      registrant and Mellon Investor Services LLC, as
                      rights agent.
     10.1*!!          Form of Indemnification Agreement between the registrant
                      and each of its directors.
     10.2.*!!         1997 Stock Option Plan, as amended.
     10.3.*!!         Form of Stock Option Agreement.
     10.4*            Investor Subscription Agreement, dated December 10, 1998,
                      between registrant and Fingerhut Companies, Inc.
     10.5*            Warrant Agreement, dated December 10, 1998, between
                      registrant and Fingerhut Companies, Inc.
     10.6*            Stockholders Agreement, dated December 10, 1998, among
                      registrant, Timothy C. Choate, John P. Ballantine and
                      Fingerhut Companies, Inc.
     10.7*            Asset Purchase Agreement, dated May 5, 1999, among
                      registrant, Travel Companions International, Inc., Jeff
                      Mohr and Janet Mohr.
     10.8*            Asset Purchase Agreement, dated May 6, 1999, among
                      registrant, Commonsite LLC and Alan Bennett.
     10.9*            Registration Rights Agreement, dated May 6, 1999, between
                      registrant and Commonsite LLC.
     10.10*           Loan and Security Agreement, dated September 18, 1998,
                      between registrant and Imperial Bank.
     10.11*           Lease Agreement, dated September 23, 1997 and amended as
                      of February 16, 1999, between registrant and Merrill Place
                      LLC.
     10.11.1*         Second Amendment to Lease, dated November 30, 1999,
                      between registrant and Merrill Place LLC.
     10.12*           Promotion Agreement, dated May 18, 1998 and amended as of
                      June 30, 1998 and September 30, 1998, between registrant
                      and CNET, Inc.
     10.13!*          Linkshare Network Membership Agreement, dated
                      September 23, 1998, between registrant and Linkshare
                      Corporation.
     10.14*           Letter Agreement dated June 18, 1999 between registrant
                      and Fingerhut.
     10.15*           Escrow Agreement dated June 18, 1999 between registrant
                      and Fingerhut.
     10.16*           Common Stock Purchase Warrant dated January 26, 1998 in
                      favor of Karrie Lee.
     10.17*           Warrant to Purchase Stock dated September 18, 1998 in
                      favor of Imperial Bank.
     10.18*           Common Stock Purchase Warrant dated January 23, 1998 in
                      favor of Hallco Leasing Corporation.
     10.19*           Common Stock Purchase Warrant dated December 4, 1997 in
                      favor of Hallco Leasing Corporation.
     10.20*           Common Stock Purchase Warrant dated January 26, 1998 in
                      favor of Employco, Inc.
     10.21!*          Marketing Agreement with NewSub Services, Inc. effective
                      as of June 1, 1999.
     10.22!*          Marketing Agreement with eNews.com, Inc. dated December 8,
                      1999. (Incorporated by reference Exhibit
                      10.1 to the Company's Report on Form 8-K filed January 12,
                      2000).
     10.23**          Asset Purchase Agreement, dated November 22, 2000, among
                      Aptimus, Inc. and XMarkstheSpot, Inc.
     10.24***         Stock Redemption Agreement, dated as of April 16, 2001, by and between registrant and Fingerhut Companies. Inc.
     10.25^!!         Aptimus, Inc. 2001 Stock Plan.
     10.25.1^^!!      Form of Stock Option Agreement.
     10.25.2^^!!      Form of Restricted Stock Agreement (for grants).

    Exhibit
     Number                         Description
     ------                         -----------
     10.25.3^^!!      Form of Restricted Stock Agreement (for rights to
                      purchase).
     10.26^^          Letter Agreement, dated November 13, 2001, by and between
                      registrant and Fingerhut Companies, Inc.
     10.27!!o         Change in Control Agreement,  dated as of December 6,
                      2002, by and between registrant and Timothy C. Choate.
     10.28!!o         Form of Change in Control  Agreement,  dated as of
                      December 6, 2002, by and between  registrant  and
                      each of certain executive managers of registrant.
     10.29o           Lease Agreement, dated October 1, 2002, between registrant and Merrill Place LLC.
     10.30oo          Form of Convertible  Note Purchase  Agreement,  dated as
                      of July 1, 2003, by and between the Company and certain
                      investors.
     10.31oo          Form of Convertible  Secured  Promissory Note, dated July
                      2003,  executed by and between the Company and payable to
                      the order of certain investors.
     10.32oo          Form of Common Stock Warrant, dated July 2003, by and
                      between the Company and certain investors.
     10.33oo          Form of Security Agreement, dated as of July 1, 2003, by
                      and between the Company and certain investors.
     10.34oo          Form of Registration Rights Agreement, dated as of July 1,
                      2003, by and between the Company and certain investors.
     31.1             Section 302 Certification of Timothy C. Choate, Chief
                      Executive Officer.
     31.2             Section 302 Certification of John A. Wade, Chief Financial
                      Officer.
     32.1             Section 906 Certification of Timothy C. Choate, Chief
                      Executive Officer.
     32.2             Section 906 Certification of John A. Wade, Chief Financial
                      Officer.
     99.1             Private Securities Litigation Reform Act of 1995 Safe
                      Harbor and Forward-Looking Statements Risk Factors.
---------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).
** Incorporated by reference to the Company's Annual Report on Form 10-K, dated April 2, 2001.
*** Incorporated by reference to the Company's Current Report on Form 8-K, dated April 16, 2001.
^ Incorporated by reference to the Company's Proxy Statement on Schedule 14A, dated May 17, 2001.
^^ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated November 14, 2001.
^^^ Incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2002.
o Incorporated by reference to the Company's Annual Report on Form 10-K, dated March 28, 2003.
oo Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated August 14, 2003.
+ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated May 15, 2002.
! Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
!!   Management compensation plan or agreement.

(b)  Reports on Form 8-K

July 24, 2003 - Results of Operations and Financial Condition
October 23, 2003 - Results of Operations and Financial Condition

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              APTIMUS, INC.


Date: November 14, 2003       /s/ John A. Wade
                              Name: John A. Wade
                              Title: Chief Financial Officer,
                              authorized officer and principal financial officer