Form 10-K
period 2003-12-31
APTIMUS INC
filed 2004-03-30
CIK 1087277

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

                                 --------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTCBB as of the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2003:
$1,142,973.75.

      The number of shares of the registrant's Common Stock outstanding as of February 13, 2004 was 5,217,683.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 8, 2004 are incorporated by reference into Part III.

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

                                     PART I

Item 1: Business

Overview

      Aptimus today is a powerful performance-based Internet advertising network. For marketers, the Aptimus Network offers a high volume, high quality platform to present their offers across a broad audience of website and e-mail distribution channels. Marketers pay only for the results they achieve on a cost per click, cost per lead, cost per acquisition, or cost per impression basis, as well as combinations of those models. As a result, marketers can refine their offers and payment models to achieve their exact objectives 100% of the time. For website distribution partners, the Aptimus Network generates high revenues per impression promoting compelling offers from quality brands in graphical formats that complement the partners' sites and add value for their customers. At the heart of the Aptimus Network is a proprietary, patent-pending technology and direct marketing process called Dynamic Revenue Optimization(TM), which automatically determines on a real-time basis the best marketer offers for promotion on each distribution partner's website and in each e-mail sent. The technology is designed to optimize results for Aptimus' marketer clients by placing the right offers in front of the right customers, while maximizing revenues for Aptimus' distribution partners. The Company's primary offer presentation formats include cross-marketing promotions at the point of registration, log-in or other transactional activities on websites, online advertising programs, and permission based e-mail marketing campaigns. Aptimus' current clients include many of the top 500 direct marketers, such as Procter & Gamble, Gevalia Coffee, Hewlett Packard, IBM and Forbes. Aptimus distribution partners include a broad cross-section of the Internet from CNET Networks to eDiets. Aptimus has offices in San Francisco and Seattle, and is publicly traded on the OTCBB under the symbol APTM.

Company History

      Aptimus began in 1994 as the FreeShop division of Online Interactive, Inc. This division was spun-off from Online Interactive, Inc. in 1997 as FreeShop International, Inc., and later became FreeShop.com, Inc. FreeShop was an online direct marketing website connecting marketers and consumers in an innovative new approach made possible by the Internet. The concept was to leverage the unique qualities of the Internet to change the direct marketing paradigm and allow consumers to pick and choose the promotional offers they actually wanted from direct marketers. This site-centric approach led to the Company's growth through our initial public offering in 1999 and into 2000. The core of our business model was the lead generation business, a decades-old two-step marketing process where marketers offer a free trial, sample or information as a first step to acquiring a new customer. By the year 2000, our lead generation business was surrounded by advertising and sponsorship opportunities, which eventually grew to 65% of our revenues in the second quarter of 2000.

      During the year 2000, funding for Internet companies slowed and stock prices generally declined. Lack of funding, combined with an increased focus among Internet companies on profitability over revenue growth objectives, resulted in reduced marketing spending by Internet companies, most notably in the second half of 2000. This drop in spending had significant repercussions throughout the industry and materially affected our advertising and sponsorship businesses.

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

      o We determined that revenue streams from advertising and sponsorship opportunities were declining quickly and would not likely return to their earlier levels for some time to come. Those revenue streams were critical to making rapid growth via our site-centric approach possible, given the high marketing and infrastructure costs of growing a website audience.

      o We determined that our lead generation core business remained strong, direct marketing in general continued to prosper, and most direct marketers recognized the importance of the Internet as a key part of their distribution mix.

      o We determined that all major sites throughout the industry would be feeling the same impacts on advertising spending, and thus would be seeking alternative revenue-generation opportunities such as results-based pricing (where fees are paid on a per-lead or other results basis).

      o We determined that our direct marketing clients could be served even better by our placement of their offers in relevant context through other companies' websites and e-mail channels, without Aptimus spending the significant resources required to continue to maintain and grow our own website audiences.

      As a result of these determinations, we made a shift to build a network strategy beginning in the Summer of 2000, placing direct marketing clients' offers in contextually relevant locations on partner websites throughout the Internet. Consistent with this new strategy, in October 2000 we renamed our company Aptimus, Inc., and christened our network the Aptimus Network.

      From the summer of 2000 to the summer of 2001, we laid the foundation for our new network business model, and also reevaluated and changed all aspects of our company in the process. We exited the website business and terminated most of the contracts that were tied to our website business. We also reduced our staff from a high of 215 to 28 at the end of 2001 primarily through restructuring plans implemented in February of 2001 and June of 2001. In addition, in November 2001 we completed a major issuer tender offer, acquiring 9,230,228 shares of our outstanding common stock, or approximately 69.87% of our outstanding shares as of November 15, 2001. The issuer tender offer was completed in order to increase the upside potential for continuing shareholders who believed in the future of online direct marketing and our Company while simultaneously allowing shareholders who desired to exit the stock to do so at a substantial premium to market prices at the time.

      As of the summer of 2001, we were a fully transitioned company focused exclusively on our network business opportunity, and poised for a turnaround in our growth. During the third quarter of 2001, our first full quarter of network focus, our network generated $140,000 in revenues. The momentum increased in the fourth quarter, where we grew to $322,000 in network revenues. Since then, we have continued to scale our business with annual revenues growing to $2.9 million in 2002 and increasing by sixty percent to $4.6 million for 2003.

      With continued positive momentum, a strong technology foundation, and a low fixed cost structure, we are on our way to realizing the power and growth potential of our network model. We hope to build on the foundation of our recent successes and develop Aptimus into an Internet survivor and category leader in online performance-based marketing technologies and services.

Industry Background

Direct Marketing

      Advertising expenditures can be broadly defined as either brand or direct marketing. Brand advertising is intended to generate brand name awareness and create a specific image for a particular company, product or service. Direct marketing involves any communication to a consumer intended to generate a specific response or action, generally a purchase of a product or service.

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

Online Direct Marketing

      Online direct marketing media include banner advertisements, interstitials, advertorials, text-links, pop-ups, targeted e-mail solicitations and website sponsorships. Online direct marketing is more efficient than traditional direct marketing because it requires lower production costs, and provides easier and faster customer response features. In addition, online direct marketing allows marketers to develop one-to-one relationships with customers; collect instantaneous data and feedback on marketing campaigns; and enables highly customized marketing campaigns.

      Even with these advantages, direct marketers face challenges in realizing the full potential of the Internet as a marketing medium. With millions of websites, only a fraction of which have significant audiences, it is difficult for marketers to decide where to spend their marketing budgets. Even leading brand name marketers who build their own websites must find ways to attract a sizeable audience. In addition, technological hurdles may impede conventional direct marketers from successfully extending their activities to the Internet.

The Aptimus Solution

      Aptimus believes it has developed the most powerful performance-based advertising network on the Internet today. The Aptimus Network generates high volumes of quality orders for leading marketers, by presenting their offers across a network of website distribution partners from CNET Networks to eDiets. At the same time, the Aptimus Network provides significant revenue benefits to its website partners, generating higher revenues per impression for its key formats than any other ad network, or even CPM based advertising programs.

      Marketers pay only for the results they achieve on a cost per click, cost per lead, cost per acquisition, or cost per impression basis, as well as combinations of those models. As a result, marketers can refine their offers and payment models to achieve their exact objectives 100% of the time.

      The Aptimus Network is focused primarily on advertising placements at the points of various transactional activities on websites where consumers are more active and, thus, more likely to respond to offers from marketers. Key formats include cross-marketing promotions at the point of registration, log-in, download or other transactional activities on websites. The Aptimus Network also includes other online advertising formats and e-mail marketing campaigns.

Dynamic Revenue Optimization(TM)

      At the core of the Aptimus Network is a proprietary, patent-pending technology and direct marketing approach called Dynamic Revenue Optimization
(DRO), which automatically determines on a real-time basis the best marketer offers for promotion on each distribution partner's website and in each e-mail sent. The technology is designed to optimize results for Aptimus' marketer clients by placing the right offers in front of the right customers, while maximizing revenues for Aptimus' distribution partners.

      In simple terms, the Company's Dynamic Revenue Optimization system measures every offer in every ad position on a revenue per impression basis. Then, offers with greater revenues per impression for that position automatically receive more exposure there, while lower performing offers receive less exposure. The analytics are continuously updated to quickly identify the performance of new offers and to adjust and improve the performance of every placement.

      Revenues per impression are determined based on response rate to each offer in each position multiplied by the fee for that response, whether the marketer is paying a fee per click, a fee per lead, or based on any other measurable outcome. This approach is more flexible and powerful than other response based systems that usually focus on one payment model exclusively, such as the cost per click approach of paid search networks.

      Because DRO depends on consumer response as a central factor, the system automatically improves the targeting of each offer based on consumer behavior, placing the right offers in front of the right customers at the right time. Because DRO also depends on the price per result paid by each marketer, a competitive environment is created that leads marketers to pay Aptimus the highest fees possible for their desired results.

Benefits to Consumers

      The Aptimus Network presents great offers from leading brands to consumers, allowing consumers to easily select and respond to the offers that are of greatest interest to them. Because the Aptimus Network prioritizes offers in each location based on actual response behavior in that location, consumers are more likely to find offers of unique interest and value to them since they are likely to have interests in common with others who have come to the same position, regardless of their demographic characteristics. In addition, the Aptimus Network prioritizes the most popular offers which also tend to offer the greatest value to consumers.

Benefits to Marketers

      Aptimus benefits marketers by offering a powerful, cost effective way to acquire new customers online. The Aptimus Network presents their offers across a broad selection of website partners, and the Company's Dynamic Revenue Optimization approach automatically determines where the best customers are for each offer. Marketers pay Aptimus solely based on the results achieved for them, on a cost per click, cost per lead, cost per order, or other payment model which makes the most sense for them. Thus, marketers can test new marketing programs with Aptimus with little to no risk, and the potential for high volume results for the best performing offers.

Benefits to website partners

      The Company believes that the Aptimus Network generates higher revenues per impression for its website distribution partners than any other ad network available today. Aptimus works closely with partners to identify key areas of their websites that have the most profit potential, and then dynamically serves targeted offers into those placements on an ongoing basis. Partners share in results achieved, and Aptimus does all of the work to manage the placements, advertiser sales, order taking, optimization, billing, etc.

      Aptimus' preferred positions are different than the targeted positions of other ad networks such as Google or aQuantive. And the Aptimus Network generates higher revenues per impression than other networks while keeping consumers at the partner's website, rather than clicking them away to the website of the sponsoring advertiser.

Strategy

      Our objective is to be the largest performance based advertising network on the Internet. We intend to achieve this objective by the following key strategies:

Grow website Distribution Partner Base

      We intend to continue to grow our website distribution network as our primary emphasis, now that we have a powerful platform and strong base of leading clients. The Aptimus Network already generates high revenues per impression. Our main emphasis is to increase those impressions. Our key target distribution partners are large website properties with significant volumes of transactional activities such as registrations, log-ins, downloads, auction bids, and other activities. We are also seeking major brand distribution partners in key interest categories to continue to attract more and new types of major brand clients.

Expand Client Base

      Aptimus provides major marketers with a cost-effective alternative to traditional direct marketing and, as a result, the Company has a significant opportunity to increase the number of direct marketing clients we serve. In particular, we are seeing more national consumer brand companies seeking Internet-based direct marketing vehicles, and we plan to initiate new relationships and expand our existing relationships with these companies. We continue to focus our sales staff to drive this client growth. We plan to continue to expand and refine the services we offer to our clients, including enhanced marketing programs, new methods of presenting offers, and expanded data-gathering options. Finally, we also offer our services to advertising and direct marketing agencies as a solution for their client companies to access consumers on the Internet.

Increase Revenues Per Impression

Our Dynamic Revenue Optimization technology platform automatically maximizes revenues through a patent-pending algorithmic approach. Over time, as we continue to add new clients and offers, this system should automatically increase our revenues based on the impressions we receive. In addition, clients have a built-in incentive to improve their offers and the fees they pay to Aptimus per response, as the revenue results per impression for their offer will be a key factor in determining their exposure and, in turn, the volume of orders they receive. Aptimus also offers marketers tools to dynamically test new offer formats and versions, such as different graphics or text, to improve their own response rate in the Aptimus Network. While the Aptimus Network already sets revenue per impression records in many of its locations, there will always be an opportunity to increase revenues per impression even further through continuous testing and improvement.

Sales and Marketing

Client Base Development

      We sell our solutions to marketer clients primarily through a sales and marketing organization comprised of Aptimus employed sales staff based in San Francisco. As part of our strategy to increase our client base, we will expand our sales force and client account management teams on an as needed basis. In addition, Aptimus works extensively with advertising agencies, which often act as "offer aggregators" bringing multiple new clients and offers to Aptimus simultaneously. Relationships with key advertising agencies have enabled Aptimus to expand its base of clients and offers more rapidly, without having to expand its internal sales team as quickly or as much as might otherwise be required.

Partner Base Development

      Aptimus has a dedicated business development team who target and offer websites the opportunity to participate in the Aptimus Network. Aptimus business development staff and account managers work closely with our partner websites to determine the most advantageous offer placements and presentation formats, often monetizing previously untapped content and traffic. We continually and dynamically analyze consumer response to offers presented on distribution partner websites in order to optimize results. We also experiment with multiple overall presentation formats and placements to maximize revenues for our distribution partners.

Operations and Technology

      We have implemented a broad array of offer presentation, dynamic optimization, customer service, transaction processing and reporting systems using both proprietary and licensed technologies. The Aptimus Network resides on a proprietary platform that is flexible, reliable and scalable. It can support millions of consumers and large numbers of marketer clients and website distribution partners. Aptimus' proprietary network has been developed using both data and process engineering approaches to ensure a comprehensive and reliable architecture. Aptimus has filed a non-provisional patent application with the US Patent and Trademark Office that covers our proprietary offer rotation engine as a whole as well as its various unique component parts. The Aptimus Network technology has been created with four foundation goals in mind:

            Flexibility: The network is built entirely in Java, HTML, and XML, and is intended to run across all platforms and networks.

            Compatibility: To support the network, we have designed our offer presentation formats to scale easily across partner websites with a minimum of technical integration required.

            Reliability: We have conducted millions of transactions across our network of partner sites with a negligible failure rate. All our data transfers are conducted according to industry-standard security protocols, including Secure Sockets Layer (SSL).

            Scalability: All of our technologies are designed for rapid, complete deployment across a large number of distribution partners. We leverage existing transactional implementations at our distribution partner websites to speed the integration process.

      The Aptimus Network technology has been designed to evolve with the business and the Internet marketplace.

Competition

      While we believe that our proprietary technology offers us a significant advantage over any potential competition in our specific areas of focus, we nonetheless face competition from other online advertising and direct marketing networks for client advertising budgets. Given our results based approach and the large budgets of most of our clients, many of our contracts are effectively unlimited in scale such that our clients can and do work with Aptimus and multiple other sources simultaneously for online marketing and customer acquisition. Other online advertising networks and performance based marketing providers that marketers might work with include ValueClick, Google, MaxWorldwide, aQuantive, AskJeeves, FindWhat and Advertising.com, some of which are also partners or clients of Aptimus.

      Aptimus also competes indirectly for Internet advertising revenues in general with large Web publishers and Web portals, such as America Online, Microsoft Network, and Yahoo!, all of which would also be strong distribution partners for the Aptimus Network.

Seasonality

      Aptimus is subject to seasonal fluctuations. Direct marketers generally increase their customer acquisition efforts in the third quarter and early fourth quarter more than at any other time of the year. Further, in the United States Internet user traffic typically subsides during the summer months. Expenditures by advertisers and direct marketers also tend to reflect overall economic conditions as well as individual budgeting and buying patterns of marketers.

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

Financial Information About Geographic Areas

      For the years ended December 31, 2003, 2002 and 2001 revenues attributable to the United States have been $4.6 million, $2.8 million and $1.7 million, or 100%, 97%, and 93%, respectively. For the past three fiscal years all long-lived assets of the Company have been located in the United States.

Employees

      As of February 13, 2004, Aptimus had a total of 25 employees. The current employee mix includes 13 in sales and marketing, 7 in technology and development, and 5 in finance and administration. Unions represent none of our employees. We consider relations with our employees to be good.

                          RISKS RELATED TO OUR BUSINESS

We have a limited operating history, which makes it difficult to predict our future performance.

      Our limited operating history makes predicting our future performance difficult and does not provide investors with a meaningful basis for evaluating an investment in our common stock. From our inception in June 1994 through June 1997, we existed as a division of Online Interactive, Inc. We began operations as an independent company in June 1997. In the first half of 1998, we began offering advertising opportunities on our websites and in our e-mail newsletters in addition to our primary business of lead generation. As a result, our performance from the end of the first quarter of 1998 through January 2001 was not comparable to prior periods. In February 2001, we repositioned the Company as a direct marketing infrastructure provider, focusing all our resources on building our direct marketing network. As a consequence, our performance since the repositioning is not comparable to periods prior to that time.

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

      We face risks frequently encountered by early-stage companies in new and rapidly evolving markets, including the market for online direct marketing. We may not succeed in addressing these risks, and our business strategy may not be successful. These risks include uncertainties about our ability to:

      o     attract a larger number of consumers to our offer network;

      o contract with new advertiser and agency clients and add new and compelling content to our offer network;

      o contract with new online distribution partners with access to large volumes of online users;

      o contract with third-party providers of systems upon which our services may depend;

      o collect receivables for services performed from existing advertiser and agency clients;

      o     manage our evolving operations;

      o     adapt to potential decreases in online advertising rates;

      o     successfully introduce new products and services;

      o continue to develop and upgrade our technology and minimize technical difficulties and system downtime;

      o create and maintain the loyalty of our customers, partners and clients;

      o maintain our current, and develop new, strategic relationships and alliances; and

      o     attract, retain and motivate qualified personnel.

We have a history of losses and have not yet achieved profitability.

      We have not achieved profitability as of December 2003. We incurred net losses of $17.9 million, or more than 9.5 times the amount of our net revenues, for the year ended December 31, 2001, $5.5 million, or more than 1.9 times the amount of our net revenues, for the year ended December 31, 2002 and $1.5 million, or one-third the amount of our net revenues for the year ended December 31, 2003. As of December 31, 2003, our accumulated deficit was $63.1 million. We have replaced an earlier strategy of increased expenditures to accelerate growth with our current strategy of maintaining operating expenses and capital expenditures to levels commensurate with actual growth. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our net revenues will grow more slowly than we anticipate or that operating expenses will exceed our expectations.

We may need additional financing at some point n the future, without which we may be required to restrict or discontinue our operations.

      As of December 31, 2003, our business was not generating the cash necessary to fund our long-term operations. We anticipate that our available cash resources will be sufficient to meet our currently anticipated capital expenditures and working capital requirements for at least the next two to three years. In the event our cash from operations have not by that time grown to meet or exceed our capital expenditure and working capital requirements, we may need to raise additional funds to continue operation. In addition, we may need to raise additional funds to develop or enhance our services or products, fund expansion, respond to competitive pressures or acquire businesses or technologies. Unanticipated expenses, poor financial results or unanticipated opportunities that require financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict or discontinue our operations.

Our quarterly operating results are uncertain and may fluctuate significantly, which could negatively affect the value of our share price.

      Our operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate. For example, during the year ended December 31, 2003, the percentage of annual net revenues attributable to the first, second, third and fourth quarters were 19.9%, 20.5%, 30.8% and 28.8%, respectively. Our operating results for a particular quarter or year may fall below the expectations of securities analysts and investors. With the significant shift in the business to an online direct marketing infrastructure provider, operating results in the near term may fall below earlier established expectations of securities analysts and investors. These lower operating results may cause a decrease in our stock price.

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

      If we are unsuccessful in acquiring and renewing a continuing array of free, trial and promotional offers for our distribution network, our order volumes will likely decrease. The attractiveness of our offer network to consumers and distribution partners is based in part on our ability to provide a broad variety of offers of interest to consumers. In addition, a number of other websites give consumers access to similar offers. We face competition for free, trial and promotional offers from these websites as well as a variety of other online and traditional competitors. Without sufficient variety and quality of offers, our promotional offer network will become less attractive to both marketers and our distribution partners through whose sites the offers are promoted, and our ability to generate revenues from marketer clients will be adversely affected.

If we cannot maintain our licenses with data owners, our business may suffer.

      We distribute promotional offers by means of e-mail to lists of names owned by the Company or managed by the Company under license from third-party list owners. While this business segment's contributions to total revenues have shrunk on a percentage basis over the past several quarters, it remains a material part of our business. We face competition from other providers of list management services. If we are unsuccessful in maintaining our current license agreements with data list owners, our e-mail-based order volumes will likely decrease. As a consequence, our ability to generate revenues from the e-mail segment of our business will be adversely affected.

The majority of our contracts have month-to-month terms, and the loss of a significant number of these contracts in a short period of time could harm our business.

      During the year ended December 31, 2003, a significant number of our contracts had month-to-month terms with automatic renewal unless terminated by either party with 30 days notice. The loss of a significant number of these contracts in any one period could result in a reduction in the size of our offer network, cause an immediate and significant decline in our net revenues and cause our business to suffer.

The loss of the services of any of our executive officers or key personnel would likely cause our business to suffer.

      Our future success depends to a significant extent on the efforts and abilities of our senior management, particularly Timothy C. Choate, our President and Chief Executive Officer and other key employees, including our technical and sales personnel. The loss of the services of any of these individuals could harm our business. We may be unable to attract, motivate and retain other key employees in the future. Competition for employees in our industry has experienced a reduction in intensity. However, in the past we have experienced difficulty in hiring qualified personnel. We do not have employment agreements with any of our key personnel, nor do we have key-person insurance for any of our employees.

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

      As of February 13, 2004, Mr. Choate beneficially owned approximately 27.9% of our issued and outstanding common stock and our directors and executive officers as a group beneficially owned approximately 28.1% of our issued and outstanding common stock. As a result, the ability of our other stockholders to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions, could be limited.

Our articles of incorporation, bylaws, change in control agreements and the Washington Business Corporation Act contain anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders.

      Provisions of our amended and restated articles of incorporation, our bylaws, change in control agreements we have entered into with certain of our executive officers, and our Shareholder Rights Plan could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions include:

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

      In addition, Chapter 23B.19 of the Washington Business Corporation Act and the terms of our stock option plan may discourage, delay or prevent a change in control which certain shareholders may favor.

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

      We may be unable to compete successfully with current or future competitors. We face intense competition from online advertising and direct marketing companies like ValueClick, CoolSavings, Aquantive and MaxWorldwide. Competition with smaller privately funded direct competitors also continues to be a factor. We expect competition from online competitors to remain intense because there are no substantial barriers to entry in our industry. Increased competition could result in price reductions for online advertising space and marketing services, reduced gross margins and loss of market share.

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

      Our marketer clients, data licensors and/or distribution partners may offer the same free, trial or promotional products or services on their own websites or e-mail programs that we offer via our offer distribution network and e-mail programs. Our customers may choose to request products or services directly from our marketer clients, data licensors and/or distribution partners instead of requesting the product or service through us, which would result in lower net revenues to the Company from lead generation and cause our business to suffer.

If third-party Internet service providers place limitations or restrictions on commercial e-mail addressed to their subscribers, our business could suffer.

      Our e-mail program distributes commercial e-mail to company-owned and licensed lists of individual Internet users, some of whom are subscribers of third-party Internet service providers or ISPs such as AOL, Yahoo! and MSN. These ISPs have the ability to limit, restrict or otherwise filter the e-mails delivered to their subscribers. Efforts by such ISPs to limit or restrict third-party commercial e-mails such as ours, if successful, could result in lower net revenues to the Company from lead generation and cause our business to suffer.

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

      The Internet, including the market for e-commerce and online advertising, direct marketing and promotion, is characterized by a rapidly evolving legal landscape. A variety of patents relating to the market have been recently issued. Other patent applications may be pending. We have a pending non-provisional patent application before the United States Patent and Trademark Office and have made appropriate filings with certain foreign regulatory bodies preserving our patent rights in their jurisdictions, which we intend to prosecute. It is possible that significant activity in this area may continue and that litigation may arise due to the patent holder's and/or our efforts to enforce applicable patent rights.

      We may incur substantial expense and management attention may be diverted if litigation occurs. Moreover, whether or not claims against us have merit, we may be required to enter into license agreements or be subject to injunctive or other equitable relief, either of which would result in unexpected expenses or management distraction.

We may face litigation and liability for information displayed on our network or delivered in an e-mail.

      We may be subjected to claims for defamation, negligence, copyright or trademark infringement and various other claims relating to the nature and content of materials we publish on our offer distribution network or distribute by e-mail. These types of claims have been brought, sometimes successfully, against online services in the past. We could also face claims based on the content that is accessible from our network through links to other websites. In addition, we may be subject to litigation based on laws and regulations concerning commercial e-mail. Any litigation arising from these claims would likely result in substantial costs and diversion of resources and management attention, and an unsuccessful defense to one or more such claims could result in material damages and/or injunctive or other equitable relief. We have no insurance coverage for these types of claims. Moreover, any claim that successfully limited or entirely prevented our current commercial e-mail activities would result in lower net revenues to the Company and cause a material adverse effect on our business.

Security and privacy breaches could subject us to litigation and liability and deter consumers from using our network.

      We could be subject to litigation and liability if third parties penetrate our network security or otherwise misappropriate our users' personal or credit card information. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. It could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and other federal and state agencies have investigated various Internet companies in connection with their use of personal information. We could be subject to investigations and enforcement actions by these or other agencies. In addition, we license on a very limited basis customer names and street addresses to third parties. Although we provide an opportunity for our customers to remove their names from our user list, we nevertheless may receive complaints from customers for these license arrangements.

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

      Furthermore, our computer servers or those of our third-party service providers, if any, may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any such breaches. We may be unable to prevent or remedy all security breaches. If any of these breaches occur, we could lose marketing clients, distribution partners and visitors to our distribution network.

                          RISKS RELATED TO OUR INDUSTRY

If the acceptance of online advertising and online direct marketing does not increase, our business will suffer.

      The demand for online marketing may not develop to a level sufficient to support our continued operations or may develop more slowly than we expect. We expect to derive almost all of our revenues from contracts with marketer clients under which we provide online marketing services through our offer distribution network and our commercial e-mail programs. The Internet has not existed long enough as a marketing medium to demonstrate its effectiveness relative to traditional marketing methods. Marketers that have historically relied on traditional marketing methods may be reluctant or slow to adopt online marketing. Many marketers have limited experience using the Internet as a marketing medium. In addition, marketers that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate these resources to online marketing. Those companies that have invested a significant portion of their marketing budgets in online marketing may decide after a time to return to more traditional methods if they find that online marketing is a less effective method of promoting their products and services than traditional marketing methods. Moreover, the Internet-based companies that have adopted online marketing methods may themselves develop more slowly than anticipated or not at all. This, in turn, may result in slower growth in demand for the online direct marketing services of the type provided by the Company.

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

      Laws and regulations that apply to Internet communications, commerce, commercial e-mail and advertising are becoming more prevalent. The adoption of such laws could create uncertainty in use of the Internet and reduce the demand for our services, or impair our ability to provide our services to clients. Congress has enacted legislation regarding children's privacy on the Internet. In addition, the federal Assault of Non-Solicited Pornography and Marketing Act of 2003 (the "CAN SPAM Act"), which regulates commercial e-mail practices n the United States, was signed into law in December 2003. Additional laws and regulations may be proposed or adopted with respect to the Internet covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Passage of the CAN SPAM Act, which preempts state laws regulating commercial e-mail, certainly has eliminated some uncertainty in respect to our commercial e-mail practices caused by the various, often conflicting state laws. However, it's too early to tell what effect, if any, the Act will have on our business. The passage of legislation regarding user privacy or direct marketing on the Internet may reduce demand for our services or limit our ability to provide customer information to marketers. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. For example, the European Union has adopted a directive addressing data privacy that may result in limits on the collection and use of consumer information. The adoption of consumer protection laws that apply to online marketing could create uncertainty in Internet usage and reduce the demand for our services, or impair our ability to provide those services to clients.

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

Item 2: Properties

      The Company currently occupies 9,677 square feet in a leased facility in Seattle, Washington and 4,451 square feet in a leased facility in San Francisco, California. The current lease in Seattle expires in May 2004, and the current lease in San Francisco expires in December 2007. The Company is actively considering alternatives in respect to its Seattle lease and anticipates securing adequate lease space in the Seattle area on favorable terms for the period commencing after the May 2004 expiration of its current lease. The leased facilities are adequate for the Company's needs.

Item 3: Legal Proceedings

      We are not engaged in any material litigation at this time.

Item 4: Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5: Market for Registrant's Common Equity And Related Stockholder Matters

                           Price Range of Common Stock

      The Company's Common Stock (the "Common Stock") was quoted on the Nasdaq National Market under the symbol "FSHP" from our initial public offering on September 27, 1999 through October 23, 2000. From October 24, 2000 through September 30, 2002 the Common Stock was quoted on the Nasdaq National Market under the symbol "APTM." From October 1, 2002 to March 6, 2003 the Common Stock was quoted on the Nasdaq Small-Cap Market under the symbol "APTM." Since March 7, 2003, the Common Stock has been trading on the OTCBB under the symbol "APTM.OB." Prior to September 27, 1999, there was no public market for our common stock. The following table shows the high and low closing sale prices for our common stock as reported on the Nasdaq National Market, the Nasdaq Small-Cap Market and the OTCBB for the periods indicated:

                                                               High        Low
                                                             --------   --------

            Year Ended December 31, 2002
              First quarter...............................   $   2.25   $   0.50
              Second quarter..............................   $   2.00   $   1.05
              Third quarter...............................   $   1.45   $   0.66
              Fourth quarter..............................   $   0.86   $   0.48
            Year Ended December 31, 2003
              First quarter...............................   $   0.65   $   0.28
              Second quarter..............................   $   0.60   $   0.31
              Third quarter...............................   $   1.10   $   0.40
              Fourth quarter..............................   $   5.45   $   0.60

      As of February 13, 2004, there were approximately 164 holders of record of the Common Stock and 5,217,683 shares of the Common Stock outstanding.

      The Company has never paid cash dividends on the Common Stock and does not intend to pay cash dividends on the Common Stock in the foreseeable future. The Company's board of directors intends to retain any earnings to provide funds for the operation and expansion of the Company's business.

Recent Sales of Unregistered Securities

      In July 2003 the Company completed raising $305,000 pursuant to the terms of a Convertible Promissory Note, which will pay interest of 6% per annum, but can be converted to shares of common stock at the option of the holder at a fixed price of $0.80 per share. The note has a 36-month term. Principal and accrued interest is payable quarterly, commencing one year from the closing date. In addition to the notes, the Company issued to the investors warrants to purchase a total of 127,094 shares of common stock for $0.50 per share. The warrants have a term of five years. The notes and warrants were issued only to accredited investors in reliance upon the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act.

      In December 2003, the Company completed a $2.75 million private placement investment with accredited investors Apex Capital, LLC and Special Situations Technology Funds. The Company sold the accredited investors 776,690 shares of unregistered Aptimus, Inc. common stock at a price of $3.55 per share. The shares were issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act.

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

                                                                         Aptimus, Inc.
                                                ------------------------------------------------------------
                                                                   Year ended December 31,
                                                ------------------------------------------------------------
                                                  1999         2000         2001         2002         2003
                                                --------     --------     --------     --------     --------
      Statement of Operations Data:
      Revenues .............................    $  8,506     $ 16,873     $  1,874     $  2,915     $  4,571
        Operating expenses:
        Sales and marketing ................      15,042       29,571        6,185        1,971        1,288
        Connectivity and network costs .....         616        2,047        1,780        1,312        1,023
        Partner fees .......................          --           --          321        1,013        1,436
        Research and development ...........         901        2,439        1,632          559          527
        General and administrative .........       1,343        3,055        2,423        1,687        1,319
        Depreciation and amortization ......       1,156        2,419        2,268        1,305          315
        Equity-based compensation ..........       1,117          774          371           11          104
        Lease renegotiation costs and
          abandonment of leasehold
          improvements .....................          --           --           --          478           --
        Loss (gain) on disposal of
          long-term assets .................          (3)          (3)         339          105           37
        Restructuring costs ................          --           --        4,998           --           --
                                                --------     --------     --------     --------     --------
                Total operating expenses ...      20,172       40,302       20,317        8,441        6,049
                                                --------     --------     --------     --------     --------
        Operating loss .....................     (11,666)     (23,429)     (18,443)      (5,526)      (1,478)
        Interest expense ...................          40          114          155           24           41
        Interest income ....................        (815)      (2,439)         720           46            8
                                                --------     --------     --------     --------     --------
        Net loss ...........................    $(10,891)    $(21,104)    $(17,878)    $ (5,504)    $ (1,511)
                                                ========     ========     ========     ========     ========
        Basic and diluted net loss per share    $  (1.08)    $  (1.36)    $  (1.44)    $  (1.35)    $  (0.35)
                                                ========     ========     ========     ========     ========
        Shares used to compute basic and
        Diluted per share amounts ..........      10,043       15,567       12,400        4,073        4,333
                                                ========     ========     ========     ========     ========

                                                                     As of December 31,
                                                ------------------------------------------------------------
                                                  1999         2000         2001         2002         2003
                                                --------     --------     --------     --------     --------
      Balance Sheet Data:
        Cash and cash equivalents ..........    $ 33,795     $ 12,854     $  3,651     $    667     $  2,368
        Working capital (deficiency) .......      46,736       23,032        4,387          698        2,457
        Total assets .......................      55,816       35,532        7,510        1,941        3,975
        Long-term obligations, less current
          portion ..........................          40          944           68           --          267
        Total shareholders' equity .........      50,911       29,868        6,644        1,232        2,712

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

      We are positioning ourselves to be the leading online direct response network. Our focus is creating high volume performance-based customer acquisition solutions for major consumer marketers. To achieve these objectives, we leverage our proprietary technology platform to dynamically present offers to large volumes of transacting consumers at the point of transaction, when they are most likely to respond, across a broad variety of websites. In our network we focus our efforts around two primary offer presentation formats:

      1. CoRegistration - We present relevant offers to transacting consumers in a manner that allows them to "opt-in" or choose the offers they wish to receive. By managing the registration process, we can target offers "real time" based on the site demographics, the data entered in the order process (e.g. geotargeting), and/or the substance of the specific transaction. Managed transactions include product purchases, e-mail and site registrations or joins, and other transactional actions occurring on the websites of our distribution partners.

      2. E-mail - We present relevant offers to consumers via opt-in e-mail lists, including lists that we own, lists that we manage for others, and third party lists.

      During 2003, we derived our revenues primarily from lead generation contracts related to the Aptimus network of sites and opt-in e-mail lists. We receive lead generation revenues when we deliver customer information to a marketer in connection with an offer presented via our network. Revenue from the Aptimus Network started in the first quarter of 2001. In prior years we derived our revenues from lead generation activities, banner advertising, site sponsorships and newsletter sponsorships related to the FreeShop site, which was sold in May of 2001. Lead generation pricing is based on cost per lead and varies depending on the type of offer. Generally, pricing of advertising is based on cost per impression or cost per click through. The services we deliver are primarily sold under short-term agreements that are subject to cancellation. We recognize revenues in the period in which we deliver the service, provided we have no further performance obligation.

      For the years ended December 31, 2001, 2002, and 2003 our ten largest clients accounted for 40.2%, 44.6% and 61.7% of our net revenues, respectively. One customer accounted for 10.3% of net revenues during the year ended December 31, 2001. No single client accounted for more than 10% of net revenues in the year ended December 31, 2002. Proctor & Gamble and Advertising.com accounted for 13.6% and 10.1% of net revenues during the year ended December 31, 2003, respectively.

      Our business has been operating at a loss and generating negative cash flows from operations since inception. As of December 31, 2003, we had an accumulated deficit of approximately $63.1 million. With the reductions in continuing operating expenses that have been made and growth in revenues, we anticipate achieving positive earnings and cash flows during the year ending December 31, 2004. However, there are still many challenges to achieving this goal, including the availability of additional financing, and the achievement is by no means assured. See "Risks Related to Our Business".

      On March 7, 2003, our common stock was delisted from the Nasdaq SmallCap Market due to our noncompliance with the continued listing standards for that market. Since March 7, 2003, our common stock has been quoted on the OTCBB under the symbol "APTM".

Results of Operations

      The following table sets forth statement of operations data for the periods indicated as a percentage of net revenues:

                                                            Year Ended December 31,
                                                       -------------------------------
                                                         2001        2002       2003
                                                       -------      -------    -------
      Net revenues ................................      100.0%       100.0%     100.0%
      Operating expenses:
        Sales and marketing .......................      330.0         67.7       28.2
        Connectivity and network costs ............       95.0         45.0       22.4
        Partner fees ..............................       17.2         34.7       31.4
        Research and development ..................       87.1         19.2       11.5
        General and administrative ................      129.3         57.9       28.9
        Depreciation and amortization .............      121.0         44.7        6.9
        Equity-based compensation .................       19.8          0.4        2.3
        Lease renegotiation costs and abandonment
          of Leasehold improvements ...............         --         16.4         --
        Loss (gain) on disposal of long-term assets       18.1          3.6        0.8
        Restructuring costs .......................      266.7           --         --
                                                       -------        -----      -----
                Total operating expenses ..........    1,084.2        289.6      132.4
                                                       -------        -----      -----
      Operating loss ..............................     (984.2)      (189.6)     (32.4)
      Interest expense ............................        8.2          0.8        0.9
      Interest income .............................       38.4          1.6        0.2
                                                       -------        -----      -----
      Net loss ....................................     (954.0)%     (188.8)%    (33.1)%
                                                       =======        =====      =====

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Net revenues. We derive our revenues primarily from lead generation contracts. Leads are obtained through promoting our clients' offers across our Aptimus Network of website partners and opt-in email lists. Our net revenues increased by $1.7 million, or 57%, to $4.6 million in the year ended December 31, 2003 from $2.9 million in the year ended December 31, 2002. The increase in revenue is primarily due to expansion of our Aptimus Network, including the addition of new website distribution partners thereby increasing our ad impressions, and the expansion of our advertiser client base.

      Sales and marketing. Sales and marketing expenses consisted primarily of marketing and operational personnel costs, bad debts, and outside sales costs. Sales and marketing expenses decreased by $683,000, or 35%, to $1.3 million in 2003 from $2.0 million in 2002. The decrease in sales and marketing expenses is primarily a result of a $430,000 reduction in payroll costs and a $230,000 reduction in rent expense. The decrease in payroll costs is a result of a decrease in the amount of high level management in the sales and marketing area. The reduction in rent expense is a result of renegotiating the Seattle lease in October of 2002 and the San Francisco lease in January 2003. Sales and marketing payroll costs are expected increase in 2004 as a small number of new sales, business development and account management personnel are expected to be hired in 2004. Other than payroll related costs, sales and marketing expenses in 2004 are expected to be relatively consistent with amounts in 2003.

      Connectivity and network costs. Connectivity and network costs consist of expenses associated with the fees, maintenance and usage of our network as well as e-mail delivery costs. Such costs include e-mail delivery costs, Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs. Internet and network connectivity decreased by $289,000, or 22%, to $1.0 million in 2003 from $1.3 million in 2002. The decrease in connectivity and network costs is primarily a result of an $182,000 decrease in connectivity costs and an $114,000 decrease in e-mail delivery costs. These reductions were offset by small increases in several other categories. Connectivity costs decreased primarily as a result of terminating our offsite hosting contract with EDS. E-mail delivery costs decreased as a result of using different e-mail delivery vendors with lower costs for delivery. Internet and network connectivity expenses are expected to increase slightly as we add additional power supply backup to our network in 2004 compared to amounts in 2003. The EDS contract was cancelled in July 2003, which resulted in five months of savings in 2003. Also January 2004 was the last month that an external provider was used for delivery of e-mail. In 2003 e-mail delivery fees were approximately $300,000. Although most of the e-mail delivery costs will be eliminated in 2004 there will be some increases in internal costs associated with this change.

      Partner fees. Partner fees expense consists of fees to distribution partners participating in our network. Partner fees increased by $423,000, or 42%, to $1.4 million in 2003 from $1.0 million in 2002. This increase is directly related to the increase in our revenue. Partner fees have increased at a lower rate than network revenues as a result of e-mail based campaigns. E-mail based campaigns that are sent to Company-owned lists do not have any partner fees associated with them. Also the cost of delivering the e-mails and certain third-party costs are generally deducted before calculating the fees due partners for e-mail based campaigns not sent to Company-owned lists. Partner fees are expected to increase in 2004 as a result of the addition of new website distribution partners.

      Research and development. Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our websites, network and related systems. Research and development expenses decreased by $32,000, or 6%, to $527,000 in 2003 from $559,000 in 2002. Research and development expenses in 2004 are expected to be relatively consistent with amounts in 2003.

      General and administrative. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and professional service fees. General and administrative expenses decreased by $368,000, or 22%, to $1.3 million in 2003 from $1.7 million in 2002. The decrease in general and administrative expenses is primarily a result of a $154,000 reduction in payroll costs and a $115,000 reduction in rent expense. The decrease in payroll costs is a result of a decrease in the number of general and administrative staff. The reduction in rent expense is a result of renegotiating the Seattle lease in October of 2002 and the San Francisco lease in January 2003. General and administrative expenses in 2004 are expected to be relatively consistent with amounts in 2003.

      Depreciation and amortization. Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property, non-compete agreements, acquired technology, work force in-place and goodwill from acquisitions. Depreciation and amortization expenses decreased by $1.0 million, or 76%, to $315,000 in 2003 from $1.3 million in 2002. The decrease in depreciation is a result of fixed assets becoming fully depreciated.

      Equity-based compensation. Equity-based compensation expenses consist of amortization of unearned compensation recognized in connection with stock options and stock grants granted to employees and directors at prices below the fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the options granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses increased by $93,000, or 846%, to $104,000 in 2003 from $11,000 in 2002. The increase in equity-based compensation is a result of issuing a warrant to an outside investor relations firm and to the issuance of an option with a zero strike price to Timothy C. Choate as compensation for guaranteeing the Company's line-of-credit.

      Loss (Gain) on Disposal of Long-Term Assets. Loss (gain) on disposal of long-term assets consists of gains and losses on disposals of assets and impairments on long-term investments. Loss on disposal of long-term assets decreased by $68,000, or 65%, to $37,000 in 2003 from $105,000 in 2002. In the prior year the majority of the loss related to the write down of a long-term investment. In the current year the loss on disposal of assets relates to disposal of many smaller fixed assets.

      Lease renegotiation costs and impairment of leasehold improvements. We renegotiated the lease with our Seattle landlord to substantially reduce the amount of space we lease and the corresponding rental rate we pay for our Seattle offices. The new arrangement accommodates our limited space requirements and reflects the current market's lower rates. Under the terms of the new lease, beginning October 1, 2002, Aptimus began paying significantly less rent for a significantly reduced amount of office space. As part of the transition, Aptimus lost the use of a majority of the leasehold improvements made in Seattle. Lease renegotiation costs and impairment of leasehold improvements of $478,000 was recorded in 2002; $377,000 relates to the net book value of the leasehold improvements being surrendered to the landlord, $25,000 relates to a cash payment and $76,000 relates to the issuance of 150,000 shares of our unregistered common stock to the Seattle landlord as compensation for amending the lease. In addition, in January 2003 we renegotiated our lease with the San Francisco landlord to substantially reduce the rental rate we pay for our San Francisco offices. No additional consideration was given to the landlord, nor were any impairment charges incurred as a consequence of the amended rental rate. No significant additional lease renegotiation costs or impairments of leasehold improvements are expected in 2003 or 2004.

      Interest expense. Interest expense in 2003 relates to capital equipment leases, the line-of-credit, and the convertible notes payable. Interest expense totaled $41,000 and $24,000 in the years ended December 31, 2003, and 2002, respectively.

      Interest Income. Interest income consists of interest income on cash and cash equivalents and short-term investments. Interest income decreased by $38,000, or 83%, to $8,000 in 2003 from $46,000 in 2002. Interest income has decreased as the balance available for investment has decreased due to use of cash for operations.

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

      Revenue related to our network increased due to an increase in transactions taking place on the network. The quantity of transactions has increased as a result of adding more partners and clients to the network and sending more e-mails. The average number of e-mails sent per month in 2002 increased by 425% compared to the monthly average in 2001. The increase in transaction volume was tempered by a concurrent decrease in the average fee per lead of approximately 12%. Also, e-mail marketing was implemented as part of our network model in the third quarter of 2001 and did not provide revenues for an entire year in 2001. Revenue related to the FreeShop site decreased as a result of discontinuation of our consumer-direct websites.

      Sales and marketing. In the second half of 2001 and all of 2002 sales and marketing expenses consisted primarily of marketing and operational personnel costs, bad debts, and outside sales costs. In the first half of 2001 and all of 2000, sales and marketing expenses were primarily comprised of advertising costs, marketing and operational personnel costs related to developing our brand and generating visits to our websites, as well as personnel and other costs. Sales and marketing expenses decreased by $4.2 million, or 68%, to $2.0 million in 2002 from $6.2 million in 2001. The decrease in sales and marketing expenses is primarily a result of a $1.6 million reduction in advertising and public relations spending and $1.8 million in reduced payroll costs.

      Connectivity and network costs. Connectivity and network costs consist of expenses associated with the fees, maintenance and usage of our network as well as e-mail delivery costs. Such costs include e-mail delivery costs, Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs. Internet and network connectivity decreased by $468,000, or 26%, to $1.3 million in 2002 from $1.8 million in 2001. This decrease resulted from the elimination of costs associated with the FreeShop site in May of 2001.

      Partner fees. Partner fees expense consists of fees to distribution partners participating in our network. Partner fees increased by $692,000, or 216%, to $1.0 million in 2002 from $321,000 in 2001. This increase resulted from approximately a 350% increase in network related revenues. Partner fees have increased at a lower rate than network revenues as a result of e-mail based campaigns. E-mail based campaigns that are sent to Company-owned lists do not have any partner fees associated with them. Also the cost of delivering the e-mails and certain third-party costs are generally deducted before calculating the fees due partners for e-mail based campaigns not sent to Company-owned lists. With the implementation of the network model advertising expenses included in sales and marketing were virtually eliminated.

      Research and development. Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our websites, network and related systems. Research and development expenses decreased by $1.1 million, or 66%, to $559,000 in 2002 from $1.6 million in 2001. Reductions in staff resulting from the restructuring and cost cutting efforts have reduced labor expenses by approximately $480,000 and outside services by approximately $440,000 compared to the prior year.

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

      Lease renegotiation costs and impairment of leasehold improvements. We renegotiated the lease with our Seattle landlord to substantially reduce the amount of space we lease and the corresponding rental rate we pay for our Seattle offices. As part of the transition, Aptimus lost the use of a majority of the leasehold improvements made in Seattle. Lease renegotiation costs and impairment of leasehold improvements of $478,000 was recorded in 2002; $377,000 relates to the net book value of the leasehold improvements being surrendered to the landlord, $25,000 relates to a cash payment and $76,000 relates to the issuance of 150,000 shares of our unregistered common stock to the Seattle landlord as compensation for amending the lease.

      Restructuring costs. Restructuring costs consist of costs associated with repositioning the Company as a direct marketing infrastructure provider and the discontinuance of our consumer-direct websites. The restructuring category was new for 2001, as this was the first time we undertook a restructuring. There were no restructuring costs recorded in 2002 as no further restructurings were undertaken in 2002. Amounts accrued in 2001 were paid in January of 2002 as expected and no additional amounts were incurred related to the 2001 restructuring.

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

Liquidity and Capital Resources

      Since we began operating as an independent company in June 1997, we have financed our operations primarily through the issuance of equity securities. Gross proceeds from the issuance of stock through December 31, 2003 totaled $71.0 million. As of December 31, 2003, we had approximately $2.4 million in cash, cash equivalents and short-term securities, providing working capital of $2.5 million. No off balance sheet assets or liabilities existed at December 31, 2003.

      Net cash used in operating activities was $1.2 million and $3.8 million in the years ended December 31, 2003 and 2002, respectively. Cash used in operating activities in the year ended December 31, 2003 resulted primarily from net losses, a decrease in accrued liabilities, an increase in accounts receivable and an increase in prepaid and other assets, which were partially offset by an increase in accounts payable. Cash used in operating activities in the year ended December 31, 2002 resulted primarily from net losses, a decrease in accrued liabilities and an increase in accounts receivable, which were partially offset by an increase in accounts payable and a decrease in prepaid expenses. Net cash provided by (used in) investing activities was $(84,000) and $1.0 million in the years ended December 31, 2003 and 2002, respectively. In the year ended December 31, 2003, $118,000 was used to acquire fixed assets, $35,000 was used to acquire intangible assets, $51,000 was provided by the sale of short-term investments and $18,000 was provided by the sale of fixed assets. In addition to these cash transaction $203,000 of computer equipment was purchased with capital leases during the year ended December 31, 2003. In the year ended December 31, 2002, $29,000 was used to purchase computer equipment, software, furniture, office equipment and to pay for leasehold improvements; $10,000 was used to purchase an intangible asset; $43,000 was received from the sale of computer equipment and furniture; and $1.0 million was received from the of sale of short-term securities.

      Net cash provided by (used in) financing activities was $3.0 million and $(168,000) in the years ended December 31, 2003 and 2002, respectively. Net cash provided by financing activities in 2003 was $2.8 million from the sale of stock in a private placement and $305,000 from the issuance of convertible notes payable. These sources of cash were offset by the repayment of $162,000 of lease obligation in the year ended December 31, 2003. Net cash used in financing activities in 2002 resulted from principle payments of $84,000 on capital leases and $89,000 in principle payment on notes payable, which were offset by $5,000 in proceeds from stock option exercises.

      We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next two to three years. Thereafter, we may need to raise additional capital to meet our long-term operating requirements. Subject to the receipt of such additional financing, if required, on terms favorable to the Company, we anticipate achieving positive earnings and cash flows in the near future. However, there are still many challenges to achieving this goal and the achievement is by no means assured. See "Risks Related to Our Business".

      Our cash requirements depend on several factors, including the level of expenditures on advertising and brand awareness, the rate of market acceptance of our services and the extent to which we use cash for acquisitions and strategic investments. Unanticipated expenses, poor financial results or unanticipated opportunities requiring financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. The delisting from the Nasdaq SmallCap Market may make raising additional capital more difficult. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

      The following table summarizes the contractual obligations and commercial commitments entered into by the Company, in thousands.

                                                          Capital      Operating
            Year ending December 31,                      leases        leases
            ------------------------                     --------       -------
              2004....................................   $    130       $    86
              2005....................................         --            62
              2006....................................         --            63
              2007....................................         --            77
                                                         --------       -------
            Total cash commitments....................   $    130       $   288
                                                         ========       =======

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

      Revenues generated through network partners and opt-in e-mail list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-19 (EITF 99-19). Fees paid to network partners and opt-in e-mail list owners related to these revenues were $1.4 million and $1.0 million for the years ended December 31, 2003 and 2002, respectively. These fees are shown as Partner fees on the Statement of Operations. E-mail based campaigns that are sent to Company owned lists do not have partner fees associated with them.

      The Company has valuated the guidance provided by Emerging Issues Task Force consensus 99-19 (EITF 99-19) as it relates to determining whether revenue should be recorded gross or net of the payments made to network partners and opt-in e-mail list owners. The Company has determined the recording of revenues gross is appropriate based upon the following factors:

      o     Aptimus acts as a principal in these transactions;

      o Aptimus and its customer are the only companies identified in the signed contracts;

      o Aptimus is solely responsible to the client for fulfillment of the contract;

      o Aptimus determines how the offer will be presented across the network; and

      o Amounts earned are based on leads or e-mails delivered and are not based on amounts paid to partners.

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

Recent Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company.

      In November 2002, the EITF reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 became effective for interim periods beginning after June 15, 2003. The effect of adopting EITF 00-21 did not have a material impact on the Company's financial position, cash flows or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's financial position, cash flows or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, cash flows or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard has not resulted in an impact to results of operations or financial position of the Company, as the Company has no financial instruments that fall within the scope of this standard.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

      All of the Company's cash equivalents, short-term securities and capital lease obligations are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of December 31, 2003, however, the Company's cash equivalents and short-term securities mature within three months. As of December 31, 2003, the Company believes the reported amounts of cash equivalents, short-term securities and capital lease obligations to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

Item 8: Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                  Aptimus, Inc.
                              Financial Statements

                                                                            Page
                                                                            ----
      Reports of Independent Accountants.................................    27
      Balance Sheet as of December 31, 2002 and 2003.....................    28
      Statement of Operations for the years ended December 31, 2001,
      2002 and 2003......................................................    29
      Statement of Shareholders' Equity for the years ended
        December 31, 2001, 2002 and 2003.................................    30
      Statement of Cash Flows for the years ended December 31, 2001,
      2002 and 2003......................................................    31
      Notes to Financial Statements......................................    32

                       Report of Independent Accountants

To the Board of Directors and Shareholders of Aptimus, Inc.

      We have audited the accompanying balance sheets of Aptimus, Inc. at December 31, 2003 and 2002, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aptimus, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) schedule 1.1 on page 54 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

Moss Adams LLP

Seattle, Washington
January 21, 2004

                                  APTIMUS, INC.

                                  BALANCE SHEET
                                 (in thousands)

                               ASSETS
                                                                        December 31,
                                                                   ---------------------
                                                                     2002         2003
                                                                   --------     --------
      Cash and cash equivalents ...............................    $    667     $  2,368
      Accounts receivable, net ................................         530          919
      Prepaid expenses and other assets .......................         159          166
      Short-term investments ..................................          51           --
                                                                   --------     --------
                Total current assets ..........................       1,407        3,453
      Fixed assets, net of accumulated depreciation ...........         440          408
      Intangible assets, net ..................................          24           30
      Long-term investments ...................................          40           40
      Deposits ................................................          30           44
                                                                   --------     --------
                                                                   $  1,941     $  3,975
                                                                   ========     ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

      Accounts payable ........................................    $    297     $    636
      Accrued and other liabilities ...........................         344          259
      Current portion of capital lease obligations ............          68          101
                                                                   --------     --------
                Total current liabilities .....................         709          996
      Convertible notes payable, net of unamortized discount ..          --          267
                                                                   --------     --------
                Total liabilities .............................         709        1,263
                                                                   --------     --------
      Commitments and contingent liabilities (note 9)
      Shareholders' equity common stock, no par value; 100,000
        shares authorized, 4,221 and 5,213 issued and
        outstanding at December 31, 2002 and 2003, respectively      60,282       63,098
      Additional paid-in capital ..............................       2,506        2,679
      Deferred stock compensation .............................          (2)          --
      Accumulated deficit .....................................     (61,554)     (63,065)
                                                                   --------     --------
                Total shareholders' equity ....................       1,232        2,712
                                                                   --------     --------
                                                                   $  1,941     $  3,975
                                                                   ========     ========

   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.

                             STATEMENT OF OPERATIONS
                      (in thousands, except per share data)

                                                              Year ended December 31,
                                                        ----------------------------------
                                                          2001         2002         2003
                                                        --------     --------     --------
      Net revenues .................................    $  1,874     $  2,915     $  4,571
      Operating expenses:
        Sales and marketing ........................       6,185        1,971        1,288
        Connectivity and network costs .............       1,780        1,312        1,023
        Partner fees ...............................         321        1,013        1,436
        Research and development ...................       1,632          559          527
        General and administrative .................       2,423        1,687        1,319
        Depreciation and amortization ..............       2,268        1,305          315
        Equity-based compensation ..................         371           11          104
        Lease renegotiation costs and abandonment of
          leasehold improvements ...................          --          478           --
      Loss (gain) on disposal of long-term assets ..         339          105           37
        Restructuring costs ........................       4,998           --           --
                                                        --------     --------     --------
                Total operating expenses ...........      20,317        8,336        6,049
                                                        --------     --------     --------
      Operating loss ...............................     (18,443)      (5,421)      (1,478)
      Interest expense .............................         155           24           41
      Interest income ..............................         720           46            8
                                                        --------     --------     --------
      Net loss .....................................    $(17,878)    $ (5,504)    $ (1,511)
                                                        ========     ========     ========
      Basic and diluted net loss per share .........    $  (1.44)    $  (1.35)    $  (0.35)
                                                        ========     ========     ========
      Weighted average shares used in computing per
        Share information ..........................      12,400        4,073        4,333
                                                        ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                Common stock          Additional    Deferred                        Total
                                            --------------------       paid-in       stock        Accumulated   Shareholders'
                                             Shares      Amount        capital    Compensation      Deficit        equity
                                            -------     --------      ----------  ------------    -----------   -------------
      Balances at December 31, 2000 ...      15,505       65,874          2,518         (352)       (38,172)        29,868
      Repurchase of common stock ......     (12,162)      (5,637)             7                                     (5,630)
      Exercise of stock options and
        warrants ......................          56           14            (14)                                        --
      Issuance of shares under
        employee stock purchase program           7            3                                                         3
      Issuance of  restricted  shares
        under 2001 Stock Plan .........         635                         304                                        304
      Deferred  compensation  related
        to forfeitures of stock options                                    (281)         281                            --
      Amortization of deferred stock
        Compensation ..................                                                   58                            58
      Adjustments to common stock in
        connection with a business
        acquisition ...................         (56)         (81)                                                      (81)
      Net loss ........................                                                             (17,878)       (17,878)
                                            -------     --------       --------     --------       --------       --------
      Balance on December 31, 2001 ....       3,985       60,173          2,534          (13)       (56,050)         6,644
      Exercise of stock options and
        warrants ......................          86           34            (29)                                         5
      Issuance of common stock in
        connection with lease
        renegotiation .................         150           75                                                        75
      Compensation related to
        issuance of stock options to
        outside contractor ............                                       1                                          1
      Amortization of deferred stock
        Compensation ..................                                                   11                            11
      Net loss ........................                                                              (5,504)        (5,504)
                                            -------     --------       --------     --------       --------       --------
      Balance on December 31, 2002 ....       4,221     $ 60,282       $  2,506     $     (2)      $(61,554)      $  1,232
      Issuance of stock ...............         777        2,694                                                     2,694
      Exercise of stock options and
        Warrants ......................         221          129                                                       129
      Issuance of warrants and
        options .......................                                     166                                        166
      Forfeiture of shares ............          (6)          (7)             7                                         --
      Amortization of deferred stock
        Compensation ..................                                                    2                             2
      Net loss ........................                                                              (1,511)        (1,511)
                                            -------     --------       --------     --------       --------       --------
      Balance on December 31, 2003 ....       5,213     $ 63,098       $  2,679     $     --       $(63,065)      $  2,712
                                            =======     ========       ========     ========       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.

                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                          Year ended December 31,
                                                                    ----------------------------------
                                                                      2001         2002         2003
                                                                    --------     --------     --------
      Cash flows from operating activities
      Net loss .................................................    $(17,878)    $ (5,504)    $ (1,511)
        Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation and amortization .......................       2,268        1,305          315
           Bad debt expense (recovery) .........................        (296)          (2)          26
           Amortization of deferred stock compensation .........         371           11          103
           Compensation on shares of common stock issued .......          --           76           --
           Abandonment of fixed assets from lease renegotiation           --          377           --
           Restructuring costs .................................       4,998           --           --
           Cash paid for restructuring costs ...................      (1,900)         (15)          --
           Loss (gain) on disposal of property and equipment ...          74           (2)          37
           Impairment of long-term investment ..................         197          107           --
           Amortization of discount on short-term investments ..         (84)          (4)          --
           Amortization of discount on convertible notes payable          --           --            7
           Changes in assets and liabilities, net of effects of
             business acquisitions:
             Accounts receivable ...............................       2,267         (259)        (415)
             Prepaid expenses and other assets .................         564           60          (17)
             Accounts payable ..................................      (2,384)         108          339
             Accrued and other liabilities .....................        (739)         (77)         (85)
                                                                    --------     --------     --------
             Net cash used by operating activities .............     (12,542)      (3,819)      (1,201)
                                                                    --------     --------     --------
      Cash flows from investing activities
           Purchase of property and equipment ..................        (370)         (29)        (118)
           Proceeds from disposal of fixed assets ..............          81           43           18
           Purchase of intangible asset ........................          --          (10)         (35)
           Payment for business acquisitions ...................          --           --           --
           Purchase of short-term investments ..................      (3,947)          (1)          --
           Sale of short-term investments ......................      14,997        1,000           51
           (Purchase of) proceeds from  long-term investments ..           1           --           --
                                                                    --------     --------     --------
                Net cash provided (used) by investing activities      10,762        1,003          (84)
                                                                    --------     --------     --------
      Cash flows from financing activities
             Proceeds from note payable ........................          --           --          305
             Repayment of notes payable ........................      (2,375)         (89)          --
             Principal payments under capital leases ...........        (156)         (84)        (162)
             Repurchase of common stock ........................      (4,899)          --           --
             Issuance of common stock, net of issuance costs ...           7            5        2,843
                                                                    --------     --------     --------
                Net cash provided (used) by financing activities      (7,423)        (168)       2,986
                                                                    --------     --------     --------
        Net increase (decrease) in cash and cash equivalents ...      (9,203)      (2,984)       1,701
        Cash and cash equivalents at beginning of period .......      12,854        3,651          667
                                                                    --------     --------     --------
        Cash and cash equivalents at end of period .............    $  3,651     $    667     $  2,368
                                                                    ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and business

      Aptimus operates an online direct marketing network. Aptimus is primarily an online marketing service that generates sales leads, creates product awareness, and initiates consumer purchases through multiple online marketing vehicles, including free and trial offers, banner advertising, e-mail newsletter sponsorship, and others. Aptimus began as a division of Online Interactive, Inc. (Online), a Washington corporation, incorporated in July 1994. On June 30, 1997, Online Interactive contributed the FreeShop Division, including certain net assets, to its wholly owned subsidiary, FreeShop International, Inc., a Washington corporation incorporated on June 23, 1997, which then began operating as a separate entity.

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

      The Company classifies, at the date of acquisition, its marketable securities into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2002, short-term investments consisted of a certificate of deposit with a maturity of less than one year. Currently, the Company classifies all of its short-term investments as held to maturity, which are reported at amortized cost, which approximated their fair value at December 31, 2002. There are no short-term investments at December 31, 2003. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net.

      The Company invests its cash and cash equivalents in deposits at a major financial institution that may, at times, exceed federally insured limits. Management believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to temporary cash investments.

Accounts receivable

      The Company grants credit to its customers for substantially all of its sales. The estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the aging categories are updated. The Company has reserved for all outstanding balances past due greater than ninety days as of December 31, 2003 and 2002.

Fixed assets

      Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized on a straight-line method over their estimated useful lives or the term of the related lease, whichever is shorter. The estimated useful lives are as follows:

            Office furniture and equipment................   Five years
            Computer hardware and software................   Three years
            Leasehold improvements........................   Three to Five years

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

Intangible assets

      Intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

            E-mail names..................................   Two years
            Aptimus trademark and logo....................   Three years

      At December 31, 2002 and 2003, accumulated amortization of intangible assets was $42,000 and $72,000, respectively.

Long-term investments

      Long-term investments consist of minority equity investments in non-public companies. These investments are being accounted for on the cost basis and will be evaluated for impairment each quarter. During the years ended December 31, 2002 the Company recorded charges of approximately $107,000, related to the impairment of these investments.

Impairment of long-lived assets

      The Company evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. During 2001 impairment losses were recognized as part of the restructuring charges. As discussed further in Note 5, the Company recorded charges of $377,000 during 2002 related to the abandonment of leasehold improvements. No impairment charges were recognized during 2003.

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

Revenue recognition

      The Company currently derives revenue from providing lead generation and customer acquisition programs through a network of website and e-mail distribution partners.

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

      In addition to lead generation revenues the Company earns revenue from list rental activities. List rental revenues are received from the rental of customer names to third parties through the use of list brokers. Revenue from list rental activities is recognized net of related broker fees and is recognized in the period the cash is received due to uncertainties surrounding the actual amounts that will be received.

      Revenues generated through network partners and opt-in e-mail list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-19 (EITF 99-19). Fees paid to network partners and opt-in e-mail list owners related to these revenues are shown as Partner fees on the Statement of Operations. E-mail based campaigns that are sent to Company owned lists do not have partner fees associated with them.

      The Company has evaluated the guidance provided by EITF 99-19 as it relates to determining whether revenue should be recorded gross or net for the payments made to network partners and opt-in e-mail list owners. The Company has determined the recording of revenues gross is appropriate based upon the following factors:

            o     Aptimus acts as a principal in these transactions;

            o Aptimus and its customers are the only companies identified in the signed contracts;

            o Aptimus is solely responsible to the client for fulfillment of the contract;

            o Aptimus determines how the offer will be presented across the network; and

            o Amounts earned are based on leads or e-mails delivered and are not based on amounts paid to partners.

      In addition to the ongoing revenue related to the network and e-mail mailings some revenue has been recognized through March 31, 2002 related to services performed on the FreeShop site. These revenues have been recognized when received, as collection was not reasonably assured at the time the services were performed. As of December 31, 2003 it is not expected that any additional amounts will be received that have not been previously recognized as revenue.

      Prior to May 15, 2001 the Company derived revenue from its online marketing service activities, including lead generation, advertising, and list rental.

      Lead generation revenues consist of fees received, generally on a per inquiry basis, for delivery of leads to clients. Revenue is recognized in the period the leads are provided to the client.

      Advertising revenues consist of e-mail newsletter sponsorships, banner advertising, and anchor positions. Newsletter sponsorship revenues are derived from a fixed fee or a fee based on the circulation of the newsletter. Newsletter sponsorship revenues are recognized in the period in which the newsletter is delivered. Banner advertising and anchor positions can be based on impressions, fixed fees, or click throughs. Fixed fee contracts, which range from three months to two years, are recognized ratably over the term of the agreement, provided that no significant Company obligations remain. Revenue from impressions or click through based contracts is recognized based on the proportion of impressions or click throughs delivered, to the total number of guaranteed impressions or click throughs provided for under the related contracts.

      List rental revenues are received from the rental of customer names to third parties through the use of list brokers. Prior to 2003 revenue from list rental activities was recognized in the period the names were delivered by the list broker to the third party.

Advertising costs

      The Company expenses advertising costs as incurred. Total advertising expense for the years ended December 31, 2001, 2002 and 2003 were $1,455,000, $8,000 and $45,000, respectively.

Research and development costs

      Research and development costs are expensed as incurred.

Website development costs

      Costs incurred in developing the Company's websites are accounted for in accordance with Emerging Issues Task Force Issues Summary 00-02, "Accounting for website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the website's estimated useful life if the website is expected to have a useful life beyond one year. Costs capitalized are included in fixed assets and are amortized over three years. Costs associated with repair or maintenance of existing sites or the development of website content are expensed as incurred.

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

      The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation (in thousands):

                                                                    Year ended December 31,
                                                              ----------------------------------
                                                                2001         2002         2003
                                                              --------     --------     --------
      Numerator:
        Net loss .........................................    $(17,878)    $ (5,504)    $ (1,511)
                                                              ========     ========     ========
      Denominator:
        Weighted average shares used in computing net loss
           per share .....................................      12,400        4,073        4,333
                                                              ========     ========     ========
      Potentially dilutive securities consist of the
        following:
        Options to purchase common stock .................       1,236        1,394        1,522
        Warrants to purchase common stock ................          16           14          183
        Convertible notes payable ........................          --           --          381
                                                              --------     --------     --------
                                                                 1,252        1,408        2,086
                                                              ========     ========     ========

Concentrations of credit risk

      Concentrations of credit risk with respect to accounts receivable exist due to the large number of Internet based companies. This risk is mitigated due to the wide variety of customers to which the Company provides services, as well as the customer's dispersion across many different geographic areas. During the year ended December 31, 2001 one customer accounted for 10.3% of net revenues. During the year ended December 31, 2002, no single customer accounted for greater than 10% of total net revenues. During the year ended December 31, 2003 two customers accounted for 13.6% and 10.1% of net revenues. As of December 31, 2002 two customers accounted for 18.2% and 11.6%, of outstanding accounts receivable. As of December 31, 2003 two customers accounted for 34.4% and 17.2%, of outstanding accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable.

Stock compensation

      At December 31, 2003, the Company has two stock-based employee compensation plans, which are more fully described in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the years ended December 31:

                                                                                    2001             2002            2003
                                                                                --------         --------        --------
Net loss, as reported........................................................   $(17,878)        $ (5,504)       $ (1,511)
Add: Total stock-based employee compensation expense, included in the
   determination of net income as reported, net of related tax effects.......         59               11             104
Deduct: Total stock-based employee compensation expense determined
   under fair value based method for all awards, net of related tax effects..       (932)            (373)           (249)
                                                                                --------         --------        --------
Pro forma net loss...........................................................   $(18,751)        $ (5,866)       $ (1,656)
                                                                                ========         ========        ========

Earnings per share:
   Basic - as reported.......................................................   $  (1.44)        $  (1.35)       $   (.35)
                                                                                ========         ========        ========
   Basic - pro forma.........................................................   $  (1.51)        $  (1.44)       $   (.38)
                                                                                ========         ========        ========

For SFAS No. 123 pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2001, 2002 and 2003, with the following assumptions used for grants to employees:

                                                       Year ended December 31,
                                                      -------------------------
                                                      2001       2002      2003
                                                      ----       ----      ----
       Weighted average risk free interest rate.....  4.42%      3.29%     2.53%
       Weighted average expected life (in years)....  4.00       3.60      4.00
       Volatility...................................   100%       100%      100%
       Dividends....................................  None       None      None

Comprehensive income

      To date, the Company has not had any transactions required to be reported in comprehensive income other than its net loss.

Recent accounting pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company.

      In November 2002, the EITF reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 became effective for interim periods beginning after June 15, 2003. The effect of adopting EITF 00-21 did not have a material impact on the Company's financial position, cash flows or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's financial position, cash flows or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, cash flows or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard has not resulted in an impact to results of operations or financial position of the Company, as the Company has no financial instruments that fall within the scope of this standard.

3. Restructuring Costs

      On February 20, 2001, we announced our intention to reposition the Company as a direct marketing infrastructure provider, focusing all of our resources on building a direct marketing network. As part of this repositioning all activities related to our consumer-direct websites, including FreeShop.com, Desteo.com, and CatalogSite.com were discontinued. As a result of these activities, we reduced staffing levels by 161 employees during the first quarter of 2001. In June of 2001 the decision was made to modify the restructuring plan by disposing of the technology acquired in the XMarkstheSpot acquisition, to reduce staffing by an additional 26 employees and to dispose of additional equipment and software no longer being used in operations.

      Restructuring costs of $4,998,000 for the year ended December 31, 2001 were recognized in accordance with the guidance of Emerging Issues Task Force 94-3. The restructuring resulted in the following charges during 2001 (in thousands):

                                                        First     Second    Third     Fourth
      Types of Costs                                   Quarter   Quarter   Quarter   Quarter    Total
      ----------------------------------------------    ------    ------    ------    ------    ------
      Employee severance ...........................    $1,462    $  503    $   --    $   --    $1,965
      Capitalized software costs ...................       364        --        --        --       364
      Disposal of fixed assets, Net ................         4       534        --        --       538
      Impairment of intangible assets ..............       976     1,155                         2,131
                                                        ------    ------    ------    ------    ------
         Total .....................................    $2,806    $2,192    $   --    $   --    $4,998
                                                        ======    ======    ------    ------    ======
      Balance of severance accrual at  end of period    $  511    $  204    $   57    $   15    $   15
                                                        ======    ======    ======    ======    ======

      In addition to severance costs, the repositioning resulted in the disposal and abandonment of capitalized software and fixed assets. In conjunction with the disposal of these assets, the Company received approximately $51,000 of proceeds, which is included in the restructuring costs. Additionally, during 2001 we recorded a restructuring charge related to the impairment of intangible assets related to the repositioning activities. Intangible assets related to the acquisitions of Commonsite, LLC and Travel Companions International, Inc. were impaired in the first quarter of 2001 as they related to our consumer direct website business for which a plan of exit was implemented in the first quarter of 2001. Intangible assets related to the business acquisition of XMarkstheSpot, Inc. were impaired in the second quarter of 2001 as the majority of the acquired workforce was terminated and the acquired technology was replaced.

      At December 31, 2003 no assets or liabilities that were to be disposed of as part of the 2001 restructuring plan remained on the balance sheet, we do not anticipate any additional costs to be recorded as a result of the 2001 restructuring plan and all planned expenditures under the 2001 restructuring plan have been completed.

4. Accounts receivable

      Accounts receivable consist of the following (in thousands):

                                                               December 31,
                                                          ---------------------
                                                             2002        2003
                                                          ---------   ---------
            Accounts receivable.......................    $     606   $     980
            Less: Allowance for doubtful accounts.....          (76)        (61)
                                                          ---------   ---------
                                                          $     530   $     919
                                                          =========   =========

5. Property and equipment

      Property and equipment consist of the following (in thousands):

                                                                   December 31,
                                                               -------------------
                                                                 2002       2003
                                                               --------   --------
            Computer hardware and software...................  $  3,150   $  2,717
            Office furniture and equipment...................       285        281
            Leasehold improvements...........................       222        229
                                                               --------   --------
                                                                  3,657      3,227
            Less: Accumulated depreciation and amortization..    (3,217)    (2,819)
                                                               --------   --------
                                                               $    440   $    408
                                                               ========   ========

      Property and equipment includes equipment under capital leases in the amount of $68,000 and $203,000 at December 31, 2002 and 2003, respectively. Accumulated amortization on this equipment was $67,000 and $26,000 at December 31, 2002 and 2003, respectively.

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

6. Line-of-credit

      In July 2003 the Company obtained a line-of-credit with Comerica Bank for up to $500,000, with a term of one year, which is renewable at the Company's option, and is secured by the Company's assets. The line-of-credit bears interest at prime plus three percent. Timothy C. Choate, the Company Chief Executive Officer, personally guaranteed the line-of-credit. At December 31, 2003 there was no balance outstanding under the line-of-credit.

7. Accrued and other liabilities

      Accrued and other liabilities consist of the following (in thousands):

                                                                 December 31,
                                                            -------------------
                                                              2002         2003
                                                            -------      -------
            Accrued network partner fees................... $   157      $    27
            Accrued commissions............................      17           55
            Deferred revenue...............................      12           37
            Accrued vacation...............................      70           68
            Other..........................................      88           72
                                                            -------      -------
                                                            $   344      $   259
                                                            =======      =======

8. Convertible note payable

      In July 2003 the Company borrowed $305,000 pursuant to the terms of a Convertible Promissory Note, which will pay interest of 6% per annum, but can be converted to shares of common stock at the option of the holder at a fixed price of $0.80 per share. The note has a 36-month term. Principal and accrued interest is payable quarterly, commencing one year from the closing date. In addition to the notes, the Company has issued to the investors warrants to purchase a total of 127,094 shares of common stock for $0.50 per share. The warrants have a term of five years.

9. Related party transactions

      During the year ended December 31, 2001, the Company repurchased all shares of common stock held by Fingerhut (see Note 10).

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

      In May 2002, 23,600 shares of our common stock were purchased from a departing executive officer, on a ratable basis, by four of the Company's executive officers for total purchase consideration of $27,376. To facilitate this transaction the Company loaned each of the four executive officers the $6,844 necessary to purchase their respective shares. The notes receivable bear interest at the prime rate, are secured by the stock purchased with the loan proceeds and are non-recourse. The terms of the notes receivable call for repayment on the earlier of demand by the Company or the self-initiated, voluntary termination of employment by the executive officer. The terms also call for the loan to be forgiven on the earlier of two years, the merger or sale of the Company, the filing of a bankruptcy petition by or against the company or election by the Company Board of Directors in its sole discretion. The notes remain in full force and effect. However, due to the flexibility of the note terms, the Company felt the value of the notes should not be reflected on the balance sheet. The value of these notes of $27,376 was expensed as compensation expense in September 2002. In June 2003 5,900 of the shares outstanding were cancelled along with $6,844 of notes receivable as a result of one of the executive officers leaving the Company.

      In July 2003 Timothy C. Choate, the CEO, and Robert W. Wrubel, a director, participated in the convertible note payable (Note 8) in the amount of $50,000 and $15,000, respectively. In connection with the convertible note Mr. Choate and Mr. Wrubel received warrants for 20,835 and 6,250 shares of common stock, respectively at an exercise price of $0.50 per share. These warrants have a five-year term.

      In August 2003 Timothy C. Choate was granted an option for 25,000 shares of common stock at an exercise price of $0.00 per share in recognition for his guaranteeing the Company's line-of-credit debt (Note 6).

10. Commitments and contingencies

      The Company's office facilities are leased under operating leases that provide for minimum rentals and require payment of property taxes and include escalation clauses. In addition, the Company also leases certain equipment under agreements treated for financial reporting purposes as capital leases.

      Future minimum lease payments under the non-cancelable leases are as follows (in thousands).

                                                           Capital    Operating
      Year ending December 31,                             leases      leases
      ------------------------                             -------    ---------
        2004.............................................  $   130     $    86
        2005.............................................       --          62
        2006.............................................       --          63
        2007.............................................       --          77
                                                           -------     -------
      Total minimum lease payments.......................      130     $   288
                                                           =======     =======
      Less: Amount representing interest.................      (29)
                                                           -------
      Present value of capital lease obligations.........      101
      Less: Current portion..............................     (101)
                                                           -------
      Capital lease obligations, net of current portion..  $    --
                                                           =======

      Rent expense for the years ended December 31, 2001, 2002 and 2003, was $824,000, $648,000 and $206,000 respectively.

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

Guarantees and Indemnifications

      The following is a summary of our agreements that the Company has determined are within the scope of Interpretation No. 45, or FIN 45, which are separately grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

      As permitted under Washington law and our by-laws and certificate of incorporation, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is the applicable statute of limitations for indemnifiable claims. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors' and officers' insurance policy that may enable the Company to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, the Company believes the estimated fair value of this indemnification obligation is not material. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage, which attempts may result in expensive and time-consuming litigation against the insurers.

      The Company's standard advertising client and distribution partner contracts include standard cross indemnification language that requires, among other things, the Company to indemnify the client or partner, as the case may be, for certain claims and damages asserted by third-parties that arise out of the Company's breach of the contract. In the past, the Company has not been subject to any claims for such losses and has thus not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes the estimated fair value of these obligations is not material.

      Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims, which may include claims of intellectual property infringement, breach of contract and intentional acts in the performance of the contract. The term of these indemnification obligations is generally limited to the term of the contract at issue. In addition, the Company limits the maximum potential amount of future payments the Company could be required to make under these indemnification obligations to the consideration paid during a limited period of time under the applicable contract, but in some infrequent cases the obligation may not be so limited. In addition, the Company's standard policy is to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, indirect, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of service warranties based on specific warranty claims and claim history. The Company has not been subject to any claims for such losses and has not incurred any costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes the estimated fair value of these agreements is not material.

11. Shareholders' equity

      Preferred stock

Subject to the provisions of the articles of incorporation and limitations prescribed by law, the board of directors has the authority to issue, without further vote or action by the shareholders, up to 6,814,516 additional shares of preferred stock in one or more series.

      In March 2002, the Board of Directors of the Company declared a dividend distribution of one preferred share purchase right (a "right") for each outstanding share of Common Stock of the Company. The dividend is payable to the stockholders of record on March 29, 2002. Each right entitles the registered holder to purchase form the Company one one-thousandth of a share of Series C Preferred Stock of the Company at a price of $15 per one one-thousandth of a Preferred Share. In the event of an acquisition, except pursuant to a tender or exchange offer which is for all outstanding Common Shares at a price and on terms which a majority of certain members of the Board of Directors determines to be adequate, each holder of a right will thereafter have the right to receive upon exercise the number of Common Shares or of one one-thousandth of a share of Preferred Shares having a value equal to two times the exercise price of the right. There were no transactions during 2002 or 2003 related to the rights.

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

      In November 2001, we completed an issuer tender offer by purchasing 9,230,000 shares of our Common Stock for $0.48 per share in cash for an aggregate purchase price of approximately $4,565,000, including associated costs. We announced the tender offer on August 27, 2001 and commenced the tender offer on October 10, 2001 by filing a Schedule TO-I. Following completion of the tender offer approximately 3,985,000 shares of common stock remained outstanding.

      During the year ended December 31, 2001 the Company repurchased 212,000 shares for approximately $184,000, respectively, under a 10b-18 stock repurchase plan approved by the Board of Directors and initiated in August 2000.

      In October of 2002 150,000 shares of common stock were issued to the Seattle landlord as compensation for renegotiation the Seattle lease. Compensation of $76,000 was recorded related to this issuance of stock and is included in the lease renegotiation costs and abandonment of leasehold improvements line of the statement of operations.

      In December 2003 776,690 shares of unregistered commons tock were issued to investors at a price of $3.55 per share. Gross proceeds were $2.757 million with costs of approximately $64,000, including $20,000 of compensation related to the issuance of warrants.

Warrants

      In April 2001, in connection with the redemption of common stock from Fingerhut, the Company issued to Fingerhut a warrant for 150,000 shares with an exercise price of $2.50 per share, subject to adjustment if future sales of common stock are sold for less than $0.40 per share. This warrant was cancelled in November 2001.

      In July of 2003, in connection with the issuance of the $305,000 convertible note payable, the Company issued warrants for 127,095 shares of common stock. The warrants are fully vested, have an exercise price of $0.50 per share and a term of five years. Compensation related to the issuance of the warrants in the amount of $46,000 was recorded as a discount and is being amortized to interest expense over the life of the notes.

      In October of 2003 the Company issued a warrant to purchase 50,000 shares of common stock for services. The warrant is fully vested, has an exercise price of $2.05 per share and a term of five years. Compensation related to the issuance of this warrant in the amount of $78,000 was recorded and is include in equity based compensation on the statement of operations.

      In December of 2003 the Company issued a warrant to purchase 5,634 shares of common stock related to the sale of 776,690 shares of common stock. The warrant is fully vested, has an exercise price of $5.00 per share and a term of five years. Compensation related to the issuance of this warrant in the amount of $20,000 was recorded and is include as an offset to common stock in the balance sheet.

      In return for various services, the Company has issued warrants to purchase shares of common stock. At December 31, 2003, warrants outstanding are as follows:

            Year of issue     Shares    Exercise price   Year of expiration
            -------------     ------    --------------   ------------------
                2003         127,095        $ 0.50              2008
                2003          50,000        $ 2.05              2008
                2003           5,634        $ 5.00              2008

Stock options

      Effective June 30, 1997, the Company approved the 1997 Stock Option Plan (the 1997 Plan) to provide for the granting of stock options to employees, directors and consultants of the Company to acquire ownership in the Company and provide them with incentives for their service. Under the terms of the 1997 Plan, 788,613 shares of common stock remain unissued and not subject to options and have been reserved for issuance to plan participants.

      Effective June 12, 2001 the shareholders approved the 2001 Stock Plan (the 2001 Plan) to provide for the granting of stock options and restricted stock to employees, directors and consultants of the Company to provide them with incentives for their service. Under the terms of the 2001 Plan, 915,998 shares of common stock remain unissued and not subject to options and have been reserved for issuance to plan participants.

      The Plans are administered by the Board of Directors of the Company, which determines the terms and conditions of the options or restricted stock shares granted, including exercise price, number of shares granted and the vesting period of such shares. The maximum term of options is ten years from the date of grant. The options are generally granted at the estimated fair value of the underlying stock, as determined by the Board of Directors, on the date of grant. As of December 31, 2003, options to purchase 788,613 and 915,998 shares of common stock were available for future grant under the 1997 Plan and the 2001 Plan, respectively. During 2001, 635,000 shares of restricted stock were issued to the Board of Directors and certain members of senior management that by its terms became fully vested as a result of the tender offer. For the years ended December 31, 2001, 2002 and 2003, $304,000, $1,000 and zero, respectively, of deferred compensation was recorded for options and restricted stock grants for which the exercise price was lower than the fair market value at the date of grant. The deferred compensation recognized is amortized over the vesting period of the related options in accordance with Financial Accounting Standards Board interpretation No. 28. During the year ended December 31, 2001 $281,000 of unamortized deferred compensation was reversed due to forfeitures of options. No such reversals were made in the years ended December 31, 2002 and 2003.

      The following table presents option activity under the Plans (in thousands, except prices):

                                                                     Year ended December 31,
                                                    ---------------------------------------------------------
                                                          2001                2002                2003
                                                    -----------------   -----------------   -----------------
                                                             Weighted            Weighted            Weighted
                                                             Average             Average             Average
                                                             Exercise            Exercise            Exercise
                                                    Shares    Price     Shares    Price     Shares    Price
                                                    ------   --------   ------   --------   ------   --------
      Options outstanding at beginning of period    1,397     $6.12     1,235     $1.88     1,394     $1.02
      Options granted ..........................    1,258      0.40       755      0.76       643      0.42
      Options exercised ........................      223      0.35       124      0.38       228      0.60
      Options forfeited ........................    1,197      5.56       472      3.04       287      6.92
                                                    -----     -----     -----     -----     -----     -----
      Options outstanding at end of period .....    1,235     $1.88     1,394     $1.02     1,522     $1.02
                                                    =====     =====     =====     =====     =====     =====
      Weighted average fair value of options
        granted during the period ..............              $0.29               $0.48               $0.32

The following table summarizes information about stock options outstanding under the Plans at December 31, 2003 (in thousands, except prices and remaining contractual life):

                                   Options outstanding                                  Options exercisable
            -------------------------------------------------------------------     -----------------------------
                                             Weighted average
                                                 remaining
                                                contractual    Weighted average                  Weighted average
               Range of          Number of         life            exercise         Number of        Exercise
            exercise prices       shares        (in years)           price           Shares            price
            ---------------      ---------   ----------------  ----------------     ---------    ----------------
             $  0.00                25              9.6             $  0.00             25            $  0.00
              0.28--0.82         1,262              8.3                0.43            882               0.45
              1.02--2.50           159              7.3                1.55            106               1.63
              4.27--6.00            65              6.4                5.66             57               5.65
             12.69--14.88           11              5.9               14.65             11              14.63
                                 -----                                               -----
                                 1,522              8.2             $  0.87          1,081            $  0.97
                                 =====                                               =====

      The weighted average fair values and weighted average exercise prices per share at the date of grant for options granted under the plans were as follows:

                                                                               Year ended December 31,
                                                                 --------------------------------------------------
                                                                    Average fair value       Average exercise price
                                                                 -----------------------    -----------------------
                                                                  2001     2002     2003     2001     2002     2003
                                                                 -----    -----    -----    -----    -----    -----
      Options granted with exercise prices less than the
        fair value of the stock on the date of grant ........    $  --    $  --    $0.58    $  --    $  --    $0.07
      Options granted with exercise prices equal to the
        fair value of the stock on the date of grant ........    $0.29    $0.48    $0.31    $0.40    $0.76    $0.44
      Options granted with exercise prices greater than the
        fair value of the stock on the date of grant ........    $  --    $0.10    $  --    $  --    $1.49    $  --

      During the years ended December 31, 2001, 2002 and 2003, the Company granted options to purchase zero, 6,000 and 35,000 shares of common stock, respectively, to consultants and advisors.

      The Company follows SFAS No. 123 in accounting for options and warrants issued to non-employees. During the years ended December 31, 2002 and 2003, the Company recognized $1,000 and $8,000, respectively, of expense in connection with options issued to consultants and advisors. The Company did not issue any options to non-employees during the year ended December 31, 2001. In determining the fair value of the options and warrants granted or issued to non-employees on the date of grant, the Company used the Black-Scholes option-pricing model with the following assumptions:

                                                                    Year ended December 31,
                                                               ---------------------------------
                                                               2001            2002        2003
                                                               ----            ----        ----
            Weighted average risk free interest rate.....       N/A            1.75%       2.53%
            Weighted average expected life (in years)....       N/A            1.00        4.00
            Volatility...................................       N/A             100%        100%
            Dividends....................................       N/A            none        none

12. Equity based compensation

      Equity based compensation by statement of operations classifications is as follows:


                                                                  Year ended December 31,
                                                                --------------------------
                                                                  2001      2002     2003
                                                                -------   -------  -------
            Sales and marketing..........................       $    25   $     3  $     1
            Internet and network.........................             4        --       --
            Research and development.....................             8        --       --
            General and administrative...................           334         8      103
                                                                -------   -------  -------
                 Total Equity-based compensation.........       $   371   $    11  $   104
                                                                =======   =======  =======

13. Stock purchase plan

      The Company's Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) on April 17, 2000 under which two million shares have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 50% of the employees' cash compensation or 1,800 shares per purchase period. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan-defined dates. Pursuant to the Purchase Plan, 7,200 shares were purchased at a weighted average price of $0.39 per share for the year ended December 31, 2001. No shares were purchased under the Purchase Plan in the years ended December 31, 2002 and 2003.

14. Employee retirement plan

      During 1999, the Company established the Aptimus 401(k) plan, a tax-qualified savings and retirement plan intended to qualify under Section 401 of the Internal Revenue Code. All employees who satisfy the eligibility requirements relating to minimum age and length of service are eligible to participate in the plan and may enter the plan on the first day of any month after they become eligible to participate. Participants may make pre-tax contributions to the plan of up to 15% of their eligible earnings, subject to a statutorily prescribed annual limit. The Company may make matching contributions of up to 100% of the first 6% of the compensation elected for contribution to the plan by an employee. Each participant is fully vested in his or her contributions and the investment earnings thereon, but vesting in any matching contributions by us takes place over a period of five years. The Company has made no matching contributions to the plan as of December 31, 2003.

15. Income taxes

      A current provision for income taxes was not recorded for the years ended December 31, 2001, 2002 and 2003 due to taxable losses incurred during such periods. A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to the expiration of net operating loss carry-forwards.

      Deferred tax assets at December 31, 2002 and 2003 are as follows (in thousands):

                                                                       December 31,
                                                                 ------------------------
                                                                    2002          2003
                                                                 ----------    ----------
            Net operating loss carryforwards.................    $   20,565    $   20,222
            Nondeductible allowances and accruals............           358           106
            Expense related to stock options and warrants....            77           108
                                                                 ----------    ----------
                                                                     21,000        20,436
            Less: Valuation allowance........................       (21,000)      (20,436)
                                                                 ----------    ----------
                                                                 $       --    $       --
                                                                 ==========    ==========

      At December 31, 2003, the Company had net operating loss carry forwards of approximately $62.7 million for federal income tax reporting purposes. The net operating losses will expire beginning in 2012 if not previously utilized. Should certain changes in the Company's ownership occur, there could be a limitation on the utilization of its net operating losses.

16. Supplemental cash flow information

      The following items are supplemental information required for the statement of cash flows (in thousands):

                                                                            Year ended December 31,
                                                                         -----------------------------
                                                                          2001        2002       2003
                                                                         ------      ------     ------
            Cash paid during the period for interest................     $  154      $   24     $   24
                                                                         ======      ======     ======
            Fixed assets acquired with capital leases...............     $  126      $   --     $  203
                                                                         ======      ======     ======
            Directors and Officers insurance premium financed.......     $  126      $   --     $   --
                                                                         ======      ======     ======
            Repurchase of common stock with note payable............     $  838      $   --     $   --
                                                                         ======      ======     ======
            Common stock issued in connection with business
              combination...........................................     $ (81)      $   --     $   --
                                                                         ======      ======     ======

17. Quarterly financial information (unaudited)

      The following table sets forth the Company's unaudited quarterly financial information for the years ending December 31, 2001, 2002, and 2003 (in thousands, except per share data).

                                                                              Three months ended
                                                           -------------------------------------------------------
                                                             3/31/01        6/30/01        9/30/01       12/31/01
                                                           ----------     ----------     ----------      ---------
            Net revenue..............................      $      926     $      381     $      188      $     379
            Net loss.................................      $   (8,858)    $   (5,475)    $   (1,848)     $  (1,697)
                                                           ==========     ==========     ==========      =========
              Basic and diluted net loss per share...      $    (0.57)    $    (0.42)    $    (0.15)     $   (0.20)
                                                           ==========     ==========     ==========      =========
                                                                              Three months ended
                                                           -------------------------------------------------------
                                                             3/31/02        6/30/02        9/30/02        12/31/02
                                                           ----------     ----------     ----------      ---------
            Net revenue..............................      $      773     $      782     $      537      $     823
            Net loss.................................      $   (1,297)    $   (1,486)    $   (2,000)     $    (721)
                                                           ==========     ==========     ==========      =========
              Basic and diluted net loss per share...      $    (0.33)    $    (0.37)    $    (0.49)     $   (0.17)
                                                           ==========     ==========     ==========      =========
                                                                              Three months ended
                                                           -------------------------------------------------------
                                                             3/31/03        6/30/03        9/30/03        12/31/03
                                                           ----------     ----------     ----------      ---------
            Net revenue..............................      $      911     $      938     $    1,405      $   1,317
            Net loss.................................      $     (604)    $     (437)    $     (273)     $    (197)
                                                           ==========     ==========     ==========      =========
              Basic and diluted net loss per share...      $    (0.14)    $    (0.10)    $    (0.06)     $   (0.04)
                                                           ==========     ==========     ==========      =========

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A: Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings and Form 8-K reports.

(b) Changes in Internal Controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

The following table sets forth information, as of February 13, 2004, regarding our directors, executive officers and key employees:

--------------------------------------------------------------------------------
         Name                 Age                   Position
--------------------------------------------------------------------------------
Timothy C. Choate             38    Chairman, Chief Executive Officer, President
--------------------------------------------------------------------------------
John B. Balousek(1)           58    Director
--------------------------------------------------------------------------------
Robert W. Wrubel(1)           43    Director
--------------------------------------------------------------------------------
Eric Helgeland(1)(2)          46    Director
--------------------------------------------------------------------------------
John A. Wade                  41    Chief Financial Officer
--------------------------------------------------------------------------------
David H. Davis                45    General Counsel/Secretary
--------------------------------------------------------------------------------

(1) Member of the audit committee and compensation committee each of which is independent as that term is used in Item 7(d)(3)(IV) of schedule 14A.

(2) Audit committee financial expert.

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

      John B. Balousek has served as a director since February 1999. In 1998 Mr. Balousek co-founded PhotoAlley.com, an online retailer of photographic equipment, supplies and services. From 1979 to 1997, Mr. Balousek served in various positions, including President and Chief Operating Officer and Director of Foote, Cone & Belding Communications, Inc., a global advertising and communications company. In 1996, Mr. Balousek served as Chairman and Chief Executive Officer of True North Technologies, a digital and interactive service of True North Communications, Foote, Cone & Belding's parent company. In addition to Aptimus, Mr. Balousek currently serves as a director for Central Garden and Pet. Co., a publicly-held manufacturer, marketer and distributor of garden supplies and pet products; Interland Corp., a publicly-held Internet hosting and business services company; EDB Holdings, Inc., a privately-held holding company; and Master Replicas, a privately-held manufacturer, marketer and distributor of authentic movie replicas. Mr. Balousek holds a Bachelor of Arts degree in Journalism from Creighton University and a graduate degree from Northwestern University.

      Robert W. Wrubel has served as a director since November 2001. Mr. Wrubel is currently the founder and Chairman of Whole Body, Inc., a start up company that began operations in August 2002. From June 2001 to July 2002, Mr. Wrubel was an Entrepreneur-in-residence at Highland Capital Partners, a venture capital firm, where he identified new venture investments and developed start-up ideas into viable business opportunities. Prior to that Mr. Wrubel was with Ask Jeeves, Inc. from May 1998 to May 2001, where he served as Chief Executive Officer, President and Vice President of Market Development. While at Ask Jeeves, Mr. Wrubel grew the company from a 15-employee technology start-up to a public software and services company of 425 employees. Mr. Wrubel built the Ask Jeeves website into one of the top twenty most visited sites on the Internet and developed its Business Solutions Group into a leading provider of customized natural language services for major corporate clients, including Dell Computers, Datek, Radio Shack, Ford Motor Co, Chrysler and British Telecommunications. From 1993 to 1998, Mr. Wrubel served in various positions, including Chief Operating Officer and Vice President of Product Development for Knowledge Adventure, Inc., a leading educational software company. Prior to that, Mr. Wrubel worked as a managing editor of Financial World Magazine and was the founding publisher and editor of High Tech Tomorrow. Mr. Wrubel holds a Bachelor of Arts in History and Economics from Yale University.

      Eric Helgeland has served as a director since November 2002. Mr. Helgeland currently serves as a project manager with Treasury Strategies, Inc., a position he has held since 2000, where he provides marketing, business development and M&A consulting services to a variety of public and private companies. From 1998 to 2000, Mr. Helgeland served as Vice President of Business Development for Fingerhut, managing and directing new customer acquisition efforts and M&A activities for the Federated Department Stores subsidiary. From 1995 to 1998, Mr. Helgeland served as President and CEO of Intersect, Inc. and later, Tactician Consulting, companies engaged in marketing and distribution planning and software development. Mr. Helgeland began his career in managerial positions with First Chicago, Household International and National Westminster Bank. Mr. Helgeland holds a Bachelor of Arts degree in Economics from Northwestern University.

      David H. Davis has served as General Counsel and Corporate Secretary since January 2000. He added the title of Vice President of Business Development in 2003. Prior to January 2000, Mr. Davis served as General Counsel and Corporate Secretary for Ride, Inc. from August 1996 to December 1999 and for Egghead, Inc. from September 1994 to August 1996. Prior to September 1994, Mr. Davis worked as an attorney for the Seattle-based law firms of Lane Powell Spears Lubersky and Stanislaw Ashbaugh. Mr. Davis holds a Bachelor of Arts degree in history from Whitman College and a Juris Doctor degree from the University of Oregon School of Law.

      John A. Wade has been Chief Financial Officer since May 1998. Prior to joining Aptimus, Mr. Wade served as the CFO and COO for Buzz Oates Enterprises, a real estate development company, from November 1992 to May 1998. Prior to November 1992, Mr. Wade also worked as the Controller for A&A Properties, Inc., an asset management corporation and as an auditor and taxation specialist at McGladrey and Pullen, an international accounting firm. Mr. Wade serves as a Board of Director for ITEX, a Barter exchange company. Mr. Wade holds a Bachelor of Science degree in business administration with a concentration in accounting from the San Diego State University School of Business.

      Information with respect to the Company's Code of Conduct and Section 16(a) Beneficial Ownership Reporting Compliance may be found under the captions "Code of Conduct" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held June 8, 2004 (the "Proxy Statement"). Such information is incorporated herein by reference

Item 11: Director and Executive Compensation

      Director Compensation

      Directors of the Company do not receive cash compensation for their services as directors or members of committees of the Board, but are reimbursed for their reasonable expenses incurred in attending Board or Committee meetings.

      The Company's 2001 Stock Plan, as amended (the "Stock Plan"), permits the grant of restricted shares of our Common Stock and options for the purchase of shares of our Common Stock to, among others, directors of the Company. In accordance with the Stock Plan, the following four (4) grants were made to Tim Choate in 2003: 8,750 shares in January 2003, 50,000 shares in March 2003, 5,367 shares in April 2003 and 25,000 shares in August 2003. In addition, directors Robert W. Wrubel and Eric Helgeland each received a grant of 25,000 shares, and director John D. Balousek received a grant of 75,000 shares, in March 2003.

      Compensation Committee Interlocks and Insider Participation

      The Company's Compensation Committee is currently composed of Messrs. Balousek, Wrubel and Helgeland. No member of the Compensation Committee is an officer or employee of the Company. The Compensation Committee, however, did not meet during the fiscal year ended December 31, 2003, and the Board performed the duties otherwise performed by the Compensation Committee. Timothy C. Choate, the Company's Chief Executive Officer and President, recused himself and did not participate in the Board's discussions and voting in respect to option grants made to Mr. Choate during the fiscal year, but otherwise participated in Board discussions and voting in respect to all other option grants during the fiscal year ended December 31, 2003.

      No executive officer of the Company serves as a member of the Compensation Committee of any entity that has one or more executive officers serving as a member of the Company's Board. In addition, no interlocking relationship exists between any member of the Company's Board and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

      Executive Compensation

      The following table sets forth the compensation paid to the Company's Chief Executive Officer and two most highly compensated executive officers for the years ended December 31, 2001, 2002 and 2003.

Summary Compensation Table

                                                                                                     Long-Term Compensation

                                                               Annual Compensation                   Securities Underlying
                                                        ---------------------------------    -----------------   ----------------
Name and Principal Position                                  Salary             Bonus             Options          Restricted
                                                                                                                      Stock
-------------------------------------                   -----------------  -----------------------------------   ----------------
Timothy C. Choate                             2003          $179,633             $0                89,117
President and Chief Executive Officer         2002           176,250              0               200,000
                                              2001           150,000              0                                 100,000(1)

John A. Wade                                  2003          $147,467             $0                47,033
Vice President, Finance and Chief             2002           152,500              0
Financial Officer                             2001           135,000              0               150,000            30,000(1)

David H. Davis                                2003          $140,193             $0                45,717
Vice President, Business Development,         2002           136,790              0                12,500
Secretary and General Counsel                 2001           138,125              0               125,000            30,000(1)

(1) Reflects a restricted stock grant under the Company's 2001 Stock Plan. The restricted stock was sold in the Company's issuer tender offer that closed in November 2001.

      The following table sets forth certain information regarding stock option grants to the Company's Chief Executive Officer and two most highly compensated executive officers during the year ended December 31, 2003. The potential realizable value is calculated based on the assumption that the Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of its term. These numbers are calculated based on SEC requirements and do not reflect the Company's projection or estimate of future stock price growth. Potential realizable values are computed by:

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

                              Option Grants in 2003

                                              Individual Grants
                       --------------------------------------------------------------    Potential Realizable Value
                                          % Of Total                                     At Assumed Annual Rates Of
                          Number Of         Options                                     Stock Price Appreciation For
                         Securities       Granted To        Exercise                             Option Term
------------------     --------------  ----------------  -------------  -------------  ------------------------------
                         Underlying      Employees In
                           Options        Fiscal Year        Price       Expiration
Name                       Granted            (1)         (Per Share)       Date              5%              10%
------------------     --------------  ----------------  -------------  -------------  ----------------  ------------
Timothy C. Choate         8,750(2)            1.4%           0.55(3)       01/06/13          3,027           7,670

Timothy C. Choate        50,000(4)            7.8%           0.28(5)       03/26/13          8,805          22,312

Timothy C. Choate         5,367(2)            0.8%           0.31(5)       04/01/13          1,046           2,652

Timothy C. Choate        25,000(2)            3.9%           0.00(6)       08/20/13         25,248          40,203

David H. Davis            6,710(2)            1.0%           0.55(3)       01/06/13          2,321           5,882

David H. Davis           35,000(4)            5.4%           0.28(5)       03/26/13          6,163          15,619

David H. Davis            4,007(2)            0.6%           0.31(5)       04/01/13            781           1,980

John A. Wade              7,500(2)            1.2%           0.55(3)       01/06/13          2,594           6,574

John A. Wade             35,000(4)            5.4%           0.28(5)       03/26/13          6,163          15,619

John A. Wade              4,533(2)            0.7%           0.31(5)       04/01/13            884           2,240

(1) During 2003, options to purchase stock and grants of restricted stock collectively totaling 642,672 shares were issued to employees.

(2) Represents options vesting according to the following schedule: 100% at issue

(3) The exercise price per share was equal to the fair market value of the Common Stock on the date of grant as reported by the Nasdaq Small-Cap Market.

(4) Represents options vesting according to the following schedule: three-year term, quarterly vesting.

(5) The exercise price per share was equal to the fair market value of the Common Stock on the date of grant as reported by the Nasdaq OTCBB.

(6) Option grant in recognition of Mr. Choate personally guaranteeing the Company's line of credit debt.

      Option Exercises and Fiscal Year End Values

      The following table sets forth for our Chief Executive Officer and two most highly compensated executive officers the number of shares acquired upon exercise of stock options during the year ended December 31, 2003 and the number of shares subject to exercisable and unexercisable stock options held at December 31, 2003.

                       Aggregated Option Exercises in 2003
                           and Year-End Option Values

                                                             Number Of Securities
                                                            Underlying Unexercised               Value Of Unexercised
                                                                  Options At              In-The-Money Options At December
                                                               December 31, 2003                      31, 2003(1)
                              Shares                    -----------------------------     --------------------------------
                           Acquired On      Value
Name                         Exercise      Realized     Exercisable     Unexercisable      Exercisable      Unexercisable
------------------------   -----------     --------     -----------     -------------      -----------      -------------
Timothy C. Choate                   --           --         236,167            54,950         $900,407           $214,324

David H Davis                       --           --         176,214            37,003          566,508            132,431

John A. Wade                    16,000      $67,657         212,148             9,885          704,673             27,537

(1) The value of unexercised in-the-money options at December 31, 2003 is based on $4.25 per share, the closing price of the Common Stock at such time, less the exercise price per share.

      Employment Agreements

We do not have employment agreements with any of our employees, nor do we have key-person insurance for any of our employees.

       Securities Authorized for Issuance under Equity Compensation Plans

      The following table sets forth the number of securities issuable under our equity compensation plans and indicates whether or not the plan received shareholder approval:

---------------------------------------------------------------------------------------------------------------------
Plan Category                                A                            B                            C
                                -------------------------------------------------------------------------------------
                                Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   options, warrants and        options, warrants and        future issuance under
                                          rights                       rights              equity compensation plans
                                                                                             (excluding securities
                                                                                            reflected in Column A)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans                1,521,704                      $0.87                     3,668,975*
approved by security holders
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                0                           --                            0
approved by security holders
---------------------------------------------------------------------------------------------------------------------
Total                                    1,521,704                      $0.87                      3,668,975
---------------------------------------------------------------------------------------------------------------------

*Includes 1,964,364 shares of common stock subject to the 2000 Employee Stock Purchase Plan

Item 12: Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

      The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Stock as of February 13, 2004, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each director of the Company, (iii) each of the Company's four most highly compensated executive officers, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

     Directors, Named Executive Officers        Number of Shares     % of Total Shares
            and 5% Shareholders(1)            Beneficially Owned(2)       Owned(3)
--------------------------------------------  ---------------------  -----------------
Timothy C. Choate(4)                               1,801,067              32.38%

John B. Balousek(5)                                  100,875               1.90%

Robert W. Wrubel(6)                                   90,625               1.71%

Eric Helgeland(7)                                     47,876                  *

David H. Davis(8)                                    191,570               3.55%

John A. Wade(9)                                      225,198               4.14%

Harvey I. Houtkin(10)                                354,000               6.78%

Austin W. Marxe & David M. Greenhouse(11)            542,290              10.39%

All directors and  executive officers              2,457,211              39.59%
as a group (6 persons)(12)

* Represents beneficial ownership of less than one percent (1%) of the Common Stock.

(1) Unless otherwise indicated, the address of each beneficial owner is that of the Company.

(2) Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common Stock subject to options currently exercisable, or exercisable within 60 days after February 13, 2004, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person.

(3) Based upon an aggregate of 5,217,683 shares of the Company's Common Stock issued and outstanding as of February 13, 2004.

(4) Represents 1,154,865 shares held by Mr. Choate directly, 301,000 shares held by trusts established for Mr. Choate's children, and 345,202 shares that Mr. Choate has a right to acquire pursuant to options exercisable within 60 days of February 13, 2004.

(5) Represents 100,875 shares that Mr. Balousek has a right to acquire pursuant to options exercisable within 60 days of February 13, 2004.

(6) Represents 90,625 shares that Mr. Wrubel has a right to acquire pursuant to options exercisable within 60 days of February 13, 2004.

(7) Represents 1,001 shares held by Mr. Helgeland directly and 46,875 shares that Mr. Helgeland has a right to acquire pursuant to options exercisable within 60 days of February 13, 2004.

(8) Represents 5,900 shares held by Mr. Davis directly and 185,670 shares that Mr. Davis has a right to acquire pursuant to options exercisable within 60 days of February 13, 2004.

(9) Represents 5,900 shares held by Mr. Wade directly and 219,298 shares that Mr. Wade has a right to acquire pursuant to options exercisable within 60 days of February 13, 2004.

(10) Mr. Houtkin is a passive investor in the Company. His address is: 160 Summit Avenue, Montvale, NJ 07645.

(11) Messrs. Marx and Greenhouse are passive investors in the Company. They share sole voting and investment power over 88,800 shares of common stock owned by Special Situations Technology Fund, L.P. and 453,490 shares of common stock owned by Special Situations Technology Fund II, L.P. Their address is: 153 E. 53rd Street, 55th Floor, New York, NY 10022.

(12) Represents 1,468,666 shares held by all the current directors and executive officers and 988,545 shares current directors and executive officers have a right to acquire pursuant to options exercisable within 60 days of February 13, 2004.

Item 13: Certain Relationships and Related Transactions

      The Company has entered into indemnification agreements with each of its directors and certain of its officers containing provisions that may require it, among other things, to indemnify its directors and such officers against liabilities that may arise by reason of their status or service as directors and such officers, other than liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

      In addition, the Company has entered into Change in Control Agreements with certain of its officers that may require it to pay severance and accelerate vesting of any unvested option grants in the event the officer's employment is terminated as a consequence of a change of control of the Company, which is defined as the sale of substantially all of the Company's assets, the third-party acquisition of in excess of 50% of the Company's voting securities, a reduction in force mandated as a prior condition to the sale or merger of the Company, or the voluntary or involuntary winding up and liquidation of the Company.

Item 14: Principle Accountant Fees and Services

Audit Fees: The aggregate fee billed by Moss Adams for professional services rendered for the audit of the Company's financial statements for the fiscal year ended December 31, 2003, and for review of the financial statements included in each of the Company's Form 10-Q filings is $76,633.

            Financial Information Systems Designs and Implementation Fees: Moss Adams did not bill for any professional services for financial information systems design or implementation as described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X for the fiscal year ended December 31, 2003.

 All Other Fees: Aggregate fees billed for all other services rendered by Moss Adams, other than the services covered in the two previous paragraphs, for the fiscal year ended December 31, 2003 are $12,054.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)1. Financial Statements

      The following financial statements of the registrant and the Report of Independent Accountants thereon are included herewith in Item 8 above.

                                                                                    Page
                                                                                    ----
            Reports of Independent Accountants.................................      27
            Balance Sheet as of December 31, 2002 and 2003.....................      28
            Statement  of  Operations  for the years ended  December 31, 2001,
            2002 and 2003......................................................      29
            Statement of Shareholders' Equity for the years ended
              December 31, 2001, 2002 and 2003.................................      30
            Statement  of Cash Flows for the years ended  December  31,  2001,
            2002 and 2003......................................................      31
            Notes to Financial Statements......................................      32

      (a)2. Financial Statement Schedules

  Schedule No.                             Description
  ------------                             -----------
      1.1             Valuation and Qualifying Accounts and Reserves 2001, 2002
                      and 2003

       Valuation and Qualifying Accounts and Reserves 2001, 2002 and 2003

                                           Balance at    Charges to     Charges to                   Balance at
                                            beginning     costs and        other                       end of
                                            of period     expenses       accounts     Deductions       period
                                           ----------    ----------     ----------    ----------     ----------
      Year ended December 31, 2001
        Allowance for doubtful accounts     1,801,059      (296,481)            --     1,436,578         68,000
        Tax valuation allowance .......    13,765,815            --      4,468,418            --     18,234,233
      Year ended December 31, 2002
        Allowance for doubtful accounts        68,000        (2,361)            --       (10,361)        76,000
        Tax valuation allowance .......    18,234,233            --      2,765,767            --     21,000,000
      Year ended December 31, 2003
        Allowance for doubtful accounts        76,000        26,395             --       (41,395)        61,000
        Tax valuation allowance .......    21,000,000            --        521,000            --     21,521,000

      (b) Reports on Form 8-K

July 24, 2003 - Results of Operations and Financial Condition
October 23, 2003 - Results of Operations and Financial Condition
December 5, 2003 - Press Release announcing Aptimus, Inc.'s completion of a $2.75 private placement investment with Apex Capital,LLC and Special Situations Technology Funds.

      (c) Exhibits:

    Exhibit
    Number                                 Description
    -------                                -----------
     3.1*             Second Amended and Restated Articles of Incorporation of
                      registrant.
     3.1.1^^          Articles of Amendment filed September 16, 2000.
     3.1.2+           Articles of Amendment filed March 29, 2002.
     3.2*             Amended and Restated Bylaws of registrant.
     4.1*             Specimen Stock Certificate.
     4.2*             Form of Common Stock Warrant.

    Exhibit
    Number                                 Description
    -------                                -----------
     4.3^^^           Rights Agreement dated as of March 12, 2002 between
                      registrant and Mellon Investor Services LLC, as rights
                      agent.
     10.1*@@          Form of Indemnification Agreement between the registrant
                      and each of its directors.
     10.2. *@@        1997 Stock Option Plan, as amended.
     10.3. *@@        Form of Stock Option Agreement.
     10.4*            Investor Subscription Agreement, dated December 10, 1998,
                      between registrant and Fingerhut Companies, Inc.
     10.5*            Warrant Agreement, dated December 10, 1998, between
                      registrant and Fingerhut Companies, Inc.
     10.6*            Stockholders Agreement, dated December 10, 1998, among
                      registrant, Timothy C. Choate, John P. Ballantine and
                      Fingerhut Companies, Inc.
     10.7*            Asset Purchase Agreement, dated May 5, 1999, among
                      registrant, Travel Companions International, Inc., Jeff
                      Mohr and Janet Mohr.
     10.8*            Asset Purchase Agreement, dated May 6, 1999, among
                      registrant, Commonsite LLC and Alan Bennett.
     10.9*            Registration Rights Agreement, dated May 6, 1999, between
                      registrant and Commonsite LLC.
     10.10*           Loan and Security Agreement, dated September 18, 1998,
                      between registrant and Imperial Bank.
     10.11*           Lease Agreement, dated September 23, 1997 and amended as
                      of February 16, 1999, between registrant and Merrill Place
                      LLC.
     10.11.1*         Second Amendment to Lease, dated November 30, 1999,
                      between registrant and Merrill Place LLC.
     10.12*           Promotion Agreement, dated May 18, 1998 and amended as of
                      June 30, 1998 and September 30, 1998, between registrant
                      and CNET, Inc.
     10.13@*          Linkshare Network Membership Agreement, dated September
                      23, 1998, between registrant and Linkshare Corporation.
     10.14*           Letter Agreement dated June 18, 1999 between registrant
                      and Fingerhut.
     10.15*           Escrow Agreement dated June 18, 1999 between registrant
                      and Fingerhut.
     10.16*           Common Stock Purchase Warrant dated January 26, 1998 in
                      favor of Karrie Lee.
     10.17*           Warrant to Purchase Stock dated September 18, 1998 in
                      favor of Imperial Bank.
     10.18*           Common Stock Purchase Warrant dated January 23, 1998 in
                      favor of Hallco Leasing Corporation.
     10.19*           Common Stock Purchase Warrant dated December 4, 1997 in
                      favor of Hallco Leasing Corporation.
     10.20*           Common Stock Purchase Warrant dated January 26, 1998 in
                      favor of Employco, Inc.
     10.21@*          Marketing Agreement with NewSub Services, Inc. effective
                      as of June 1, 1999.
     10.22@*          Marketing Agreement with eNews.com, Inc. dated December 8,
                      1999. (Incorporated by reference Exhibit 10.1 to the
                      Company's Report on Form 8-K filed January 12, 2000).
     10.23**          Asset Purchase Agreement, dated November 22, 2000, among
                      Aptimus, Inc. and XMarkstheSpot, Inc.
     10.24***         Stock Redemption Agreement, dated as of April 16, 2001, by and between registrant and Fingerhut Companies. Inc.
     10.25^@@         Aptimus, Inc. 2001 Stock Plan.
     10.25.1^^@@      Form of Stock Option Agreement.
     10.25.2^^@@      Form of Restricted Stock Agreement (for grants).
     10.25.3^^@@      Form of Restricted Stock Agreement (for rights to
                      purchase).
     10.26^^          Letter Agreement, dated November 13, 2001, by and between
                      registrant and Fingerhut Companies, Inc.
     10.27@@          Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate
     10.28@@          Form of Change in Control Agreement, dated as of December
                      6, 2002, by and between registrant and each of certain executive managers of registrant
     10.29#           Lease Agreement, dated October 1, 2002, between registrant and Merrill Place LLC.
     10.30##          Form of Convertible Note Purchase Agreement, dated as of
                      July 1, 2003, by and between the Company and certain investors.

    Exhibit
     Number                                Description
    -------                                -----------
     10.31## Form of Convertible Secured Promissory Note, dated July 2003, executed by and between the Company and payable to the order of certain investors.
     10.32## Form of Common Stock Warrant, dated July 2003, by and between the Company and certain investors.
     10.32## Form of Security Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
     10.33## Form of Registration Rights Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
     10.35 Stock Purchase Agreement, dated as of December 4, 2003, by and between the Company and certain investors.
     16.1# Letter dated December 12, 2001 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
     23.2             Consent of Moss Adams LLP, independent accountants.
     31.1             Rule 13a-14(a) Certification of the Chief Executive
                      Officer
     31.2             Rule 13a-14(a) Certification of the Chief Financial
                      Officer
     32.1             Section 1350 Certification of the Chief Executive Officer
     32.2             Section 1350 Certification of the Chief Financial Officer

----------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).
** Incorporated by reference to the Company's Annual Report on Form 10-K, dated April 2, 2001.
*** Incorporated by reference to the Company's Current Report on Form 8-K, dated April 16, 2001.
^ Incorporated by reference to the Company's Proxy Statement on Schedule 14A, dated May 17, 2001.
^^ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated November 14, 2001.
^^^ Incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2002.
# Incorporated by reference to the Company's Current Report on Form 8-K, dated December 10, 2001.
+ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated May 15, 2002.
@ Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
@@    Management compensation plan or agreement.
# Incorporated by reference to the Company's Annual Report on Form 10-K, dated March 28, 2003
## Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated November 14, 2003

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aptimus, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2004                                APTIMUS, INC.


                                              By:   /s/ TIMOTHY C. CHOATE
                                                  ------------------------------
                                                      Timothy C. Choate,
                                                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            Signature                      Title                       Date
            ---------                      -----                       ----


   /s/ TIMOTHY C. CHOATE          Chairman of the Board,          March 17, 2004
----------------------------    President, Chief Executive
        Timothy C. Choate          Officer and Director


   /s/ JOHN A. WADE               Vice President, Finance         March 17, 2004
----------------------------    Chief Financial Officer and
          John A. Wade           Chief Accounting Officer


   /s/ JOHN B. BALOUSEK                  Director                 March 17, 2004
----------------------------
        John B. Balousek


   /s/ ERIC HELGELAND                    Director                 March 17, 2004
----------------------------
         Eric Helgeland


   /s/ROBERT W. WRUBEL                   Director                 March 17, 2004
----------------------------
        Robert W. Wrubel

                                  EXHIBIT INDEX

    Exhibit
     Number                                Description
    -------                                -----------
      3.1*            Second Amended and Restated Articles of Incorporation of
                      registrant.
      3.1.1^^         Articles of Amendment filed September 16, 2000.
      3.1.2+          Articles of Amendment filed March 29, 2002.
      3.2*            Amended and Restated Bylaws of registrant.
      4.1*            Specimen Stock Certificate.
      4.2*            Form of Common Stock Warrant.
      4.3^^^          Rights Agreement dated as of March 12, 2002 between
                      registrant and Mellon Investor Services LLC, as rights
                      agent.
     10.1*@@          Form of Indemnification Agreement between the registrant
                      and each of its directors.
     10.2. *@@        1997 Stock Option Plan, as amended.
     10.3. *@@        Form of Stock Option Agreement.
     10.4*            Investor Subscription Agreement, dated December 10, 1998,
                      between registrant and Fingerhut Companies, Inc.
     10.5*            Warrant Agreement, dated December 10, 1998, between
                      registrant and Fingerhut Companies, Inc.
     10.6*            Stockholders Agreement, dated December 10, 1998, among
                      registrant, Timothy C. Choate, John P. Ballantine and
                      Fingerhut Companies, Inc.
     10.7*            Asset Purchase Agreement, dated May 5, 1999, among
                      registrant, Travel Companions International, Inc., Jeff
                      Mohr and Janet Mohr.
     10.8*            Asset Purchase Agreement, dated May 6, 1999, among
                      registrant, Commonsite LLC and Alan Bennett.
     10.9*            Registration Rights Agreement, dated May 6, 1999, between
                      registrant and Commonsite LLC.
     10.10*           Loan and Security Agreement, dated September 18, 1998,
                      between registrant and Imperial Bank.
     10.11*           Lease Agreement, dated September 23, 1997 and amended as
                      of February 16, 1999, between registrant and Merrill Place
                      LLC.
     10.11.1*         Second Amendment to Lease, dated November 30, 1999,
                      between registrant and Merrill Place LLC.
     10.12*           Promotion Agreement, dated May 18, 1998 and amended as of
                      June 30, 1998 and September 30, 1998, between registrant
                      and CNET, Inc.
     10.13@*          Linkshare Network Membership Agreement, dated September
                      23, 1998, between registrant and Linkshare Corporation.
     10.14*           Letter Agreement dated June 18, 1999 between registrant
                      and Fingerhut.
     10.15*           Escrow Agreement dated June 18, 1999 between registrant
                      and Fingerhut.
     10.16*           Common Stock Purchase Warrant dated January 26, 1998 in
                      favor of Karrie Lee.
     10.17*           Warrant to Purchase Stock dated September 18, 1998 in
                      favor of Imperial Bank.
     10.18*           Common Stock Purchase Warrant dated January 23, 1998 in
                      favor of Hallco Leasing Corporation.
     10.19*           Common Stock Purchase Warrant dated December 4, 1997 in
                      favor of Hallco Leasing Corporation.
     10.20*           Common Stock Purchase Warrant dated January 26, 1998 in
                      favor of Employco, Inc.
     10.21@*          Marketing Agreement with NewSub Services, Inc. effective
                      as of June 1, 1999.
     10.22@*          Marketing Agreement with eNews.com, Inc. dated December 8,
                      1999. (Incorporated by reference Exhibit 10.1 to the
                      Company's Report on Form 8-K filed January 12, 2000).
     10.23**          Asset Purchase Agreement, dated November 22, 2000, among
                      Aptimus, Inc. and XMarkstheSpot, Inc.
     10.24***         Stock Redemption Agreement, dated as of April 16, 2001, by and between registrant and Fingerhut Companies. Inc.
     10.25^@@         Aptimus, Inc. 2001 Stock Plan.

     10.25.1^^@@      Form of Stock Option Agreement.
     10.25.2^^@@      Form of Restricted Stock Agreement (for grants).
     10.25.3^^@@      Form of Restricted Stock Agreement (for rights to
                      purchase).
     10.26^^          Letter Agreement, dated November 13, 2001, by and between
                      registrant and Fingerhut Companies, Inc.
     10.27@@          Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate
     10.28@@          Form of Change in Control Agreement, dated as of December
                      6, 2002, by and between registrant and each of certain executive managers of registrant
     10.29#           Lease Agreement, dated October 1, 2002, between registrant and Merrill Place LLC.
     10.30##          Form of Convertible Note Purchase Agreement, dated as of
                      July 1, 2003, by and between the Company and certain investors.
     10.31##          Form of Convertible Secured Promissory Note, dated July
                      2003, executed by and between the Company and payable to the order of certain investors.
     10.32##          Form of Common Stock Warrant, dated July 2003, by and
                      between the Company and certain investors.
     10.32##          Form of Security Agreement, dated as of July 1, 2003, by
                      and between the Company and certain investors.
     10.33##          Form of Registration Rights Agreement, dated as of July 1,
                      2003, by and between the Company and certain investors.
     10.35            Stock Purchase Agreement, dated as of December 4, 2003, by and between the Company and certain investors.
     16.1#            Letter dated December 12, 2001 from PricewaterhouseCoopers
                      LLP to the Securities and Exchange Commission.
     23.1             Consent of Moss Adams LLP, independent accountants.
     31.1             Rule 13a-14(a) Certification of the Chief Executive
                      Officer
     31.2             Rule 13a-14(a) Certification of the Chief Financial
                      Officer
     32.1             Section 1350 Certification of the Chief Executive Officer
     32.2             Section 1350 Certification of the Chief Financial Officer

----------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).
** Incorporated by reference to the Company's Annual Report on Form 10-K, dated April 2, 2001.
*** Incorporated by reference to the Company's Current Report on Form 8-K, dated April 16, 2001.
^ Incorporated by reference to the Company's Proxy Statement on Schedule 14A, dated May 17, 2001.
^^ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated November 14, 2001.
^^^ Incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2002.
# Incorporated by reference to the Company's Current Report on Form 8-K, dated December 10, 2001.
+ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated May 15, 2002.
@ Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
@@    Management compensation plan or agreement.
# Incorporated by reference to the Company's Annual Report on Form 10-K, dated March 28, 2003
## Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated November 14, 2003