Form 10-Q
period 2004-03-31
APTIMUS INC
filed 2004-05-17
CIK 1087277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   __________________________________________

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _________________.

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

     The number of shares of the registrant's Common Stock outstanding as of April 15, 2004 was 5,628,023.

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

                   Balance Sheets as of March 31, 2004 and December 31, 2003........1

                   Statements of Operations for the three months ended
                   March 31, 2004 and 2003..........................................2

                   Condensed Statements of Cash Flows for the three months ended
                   March 31, 2004 and 2003..........................................3

                   Notes to Financial Statements....................................4

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS..............................8

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......14

         ITEM 4.   CONTROLS AND PROCEDURES ........................................14

Part II - OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS ..............................................15

         ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
                   PURCHASES OF EQUITY SECURITIES..................................15

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.................................15

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............15

         ITEM 5.   OTHER INFORMATION...............................................15

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................15


SIGNATURES.........................................................................17

PART I  -  FINANCIAL INFORMATION

ITEM 1...FINANCIAL STATEMENTS


                                                   APTIMUS, INC.
                                                  BALANCE SHEETS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)


                                                                                March 31,         December 31,
                                                                                  2004                2003
                                                                            ----------------    -----------------
ASSETS

Cash and cash equivalents                                                       $  1,758           $  2,368
Accounts receivable, net                                                           1,416                919
Prepaid expenses and other assets                                                    126                166
                                                                            ----------------    -----------------

       Total current assets                                                        3,300              3,453

Fixed assets, net                                                                    475                408
Intangible assets, net                                                                30                 30
Long-term investments                                                                 40                 40
Deposits                                                                              39                 44
                                                                            ----------------    -----------------
                                                                                $  3,884           $  3,975
                                                                            ================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                                $    595           $    636
Accrued and other liabilities                                                        290                259
Current portion of capital lease obligations                                          73                101
                                                                            ----------------    -----------------
       Total current liabilities                                                     958                996

Convertible notes payable, net of unamortized discount                                                  267
                                                                            ----------------    -----------------
       Total Liabilities                                                             958              1,263

Commitments and contingent liabilities (note 7)

Shareholders' equity
   Common stock, no par value; 100,000 shares authorized, 5,213 and
     5,628 issued and outstanding at December 31, 2003 and March 31,
     2004, respectively                                                           63,412             63,098

   Additional paid-in capital                                                      2,644              2,679

   Accumulated deficit                                                           (63,130)           (63,065)
                                                                            ----------------    -----------------
       Total shareholders' equity                                                  2,926              2,712
                                                                            ----------------    -----------------
                                                                                $  3,884           $  3,975
                                                                            ================    =================



The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                   Three Months Ended March 31,
                                                   ----------- - --------------
                                                       2004           2003
                                                   -------------   ------------

Revenues                                           $   1,806        $     911

Operating expenses
   Sales and marketing                                   437             348
   Connectivity and network costs                        176             279
   Publisher fees                                        679             220
   Research and development                              152             133
   General and administrative                            339             350
   Depreciation and amortization                          66             125
   Loss (gain) on disposal of long-term assets            --              58
                                                   -------------   ------------

       Total operating expenses                        1,849           1,513

Operating loss                                           (43)           (602)

Interest expense                                         (27)             (3)

Interest income                                            5               1
                                                   -------------   ------------
Net loss                                           $     (65)       $   (604)
                                                   =============   ============

Basic and diluted net loss per share               $   (0.01)       $  (0.14)
                                                   =============   ============
Weighted-average shares used in computing basic        5,237           4,221
   and diluted net loss per share



The accompanying notes are an integral part of these financial statements.

                                  APTIMUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   2004             2003
                                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $      (65)        $  (604)
Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization                                                       66             125
   Bad debt expense                                                                    11              15
   Amortization of deferred compensation                                               --               1
   (Gain) loss on disposal of long-term assets                                         --              58
   Amortization of discount on notes payable                                            3              --
Changes in assets and liabilities, net of impact of acquisitions:
   Accounts receivable                                                               (508)             13
   Prepaid expenses and other assets                                                   45              61
   Accounts payable                                                                   (41)             86
   Accrued and other liabilities                                                       31              34
                                                                               ------------     ------------
       Net cash used in operating activities                                         (458)           (211)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                               (128)            (20)
   Proceeds from disposal of assets                                                    --               8
   Payments for intangible assets                                                      (5)            (15)
   Sale of short-term investments                                                      --              51
                                                                               ------------     ------------
       Net cash provided by (used in) investing activities                           (133)             24

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital leases                                            (28)            (21)
   Issuance of common stock, net of issuance stocks                                     9              --
                                                                               ------------     ------------
       Net cash used in financing activities                                          (19)            (21)
                                                                               ------------     ------------
Net decrease in cash and cash equivalents                                            (610)           (208)
                                                                               ------------     ------------
Cash and cash equivalents at beginning of period                                    2,368             667
                                                                               ------------     ------------
Cash and cash equivalents at end of period                                     $    1,758         $   459
                                                                               ------------     ------------


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

The unaudited financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2004.


2.   REVENUE RECOGNITION

The Company  currently  derives  revenue  from  providing  lead  generation  and
customer   acquisition   programs   through  a  network  of  website  and  email
distribution publishers.

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

Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-19 (EITF 99-19). Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Publisher fees on the Statement of Operations. Aptimus shares a portion of the amounts it bills its advertiser clients with the third-party website owners or "publishers" and email list owners on whose web properties and email lists Aptimus distributes the advertisements. While this "revenue share" approach is Aptimus' primary payment model, it will as an alternative occasionally pay website owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the website. Email based campaigns that are sent to Company owned lists do not have publisher fees associated with them.

The Company has evaluated the guidance provided by EITF 99-19 as it relates to determining whether revenue should be recorded gross or net for the payments made to network publishers and opt-in email list owners. The Company has determined the recording of revenues gross is appropriate based upon the following factors:

     o    Aptimus acts as a principal in these transactions;
     o Aptimus and its customer are the only companies identified in the signed contracts;
     o Aptimus and its customer are the parties who determine pricing for the services;
     o Aptimus is solely responsible to the client for fulfillment of the contract;
     o    Aptimus bears the risk of loss related to collections
     o    Aptimus determines how the offer will be presented across the network;
          and
     o Amounts earned are based on leads or emails delivered and are not based on amounts paid to publishers.

In addition to lead generation revenues, the Company earns revenue from list rental activities. List rental revenues are received from the rental of customer names to third parties through the use of list brokers. Revenue from list rental activities are recognized in the period the payment is received due to uncertainty surrounding the net accepted number of names.

3.   STOCK COMPENSATION

At March 31, 2004, the Company had two stock-based employee compensation plans, which are more fully described in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended March 31:

                                                                                       2004            2003
                                                                                    ---------       ---------
Net loss, as reported....................................................           $   (65)        $  (604)
Add: Total stock-based employee compensation expense, included in the
   determination of net income as reported, net of related tax effects...                --               1

Deduct: Total stock-based employee compensation expense determined
   under fair value based method for all awards, net of related tax effects             (21)            (42)
                                                                                    ---------       ---------
Pro forma net loss.......................................................           $   (86)        $  (645)
                                                                                    =========       =========
Earnings per share:
   Basic - as reported...................................................           $ (0.01)        $ (0.14)
                                                                                    =========       =========
   Basic - pro forma.....................................................           $ (0.02)        $ (0.15)
                                                                                    =========       =========


Amounts included in the statement of operations for equity based compensation is as follows, in thousands:

                                                  Three months ended March 31,
                                                --------------------------------
                                                     2004              2003
                                                ---------------    -------------
  General and administrative..............       $     --           $      1


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

The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation (in thousands):

                                                                           Three Months Ended
                                                                                March 31,
                                                                         2004              2003
                                                                      (Unaudited)       (Unaudited)
     Numerator:

          Net loss                                                     $    (65)         $   (604)

     Denominator:

     Weighted average shares used in computing net loss per               5,237             4,221
        share

     Potentially dilutive securities consist of the following:
        Options to purchase common stock                                  1,486             1,785
        Warrants to purchase common stock                                   183                --
                                                                       -----------       -----------
                                                                          1,669             1,785
                                                                       ===========       ===========

5.   CONVERTIBLE NOTE PAYABLE

In July 2003 the Company borrowed $305,000 pursuant to the terms of a Convertible Promissory Note, which paid interest of 6% per annum, but, was convertible to shares of common stock at the option of the holder at a fixed price of $0.80 per share. The note had a 36-month term. Principal and accrued interest was payable quarterly, commencing one year from the closing date. In addition to the notes, the Company granted to the investors warrants to purchase a total of 127,094 shares of common stock for $0.50 per share. The warrants have a term of five years. On March 30, 2004 the Convertible Promissory Note was converted into 381,250 shares of common stock.


6.   COMMITMENTS AND CONTINGENCIES

The Company's office facilities are leased under operating leases that provide for minimum rentals and require payment of property taxes and include escalation clauses. In addition, the Company also leases certain equipment under agreements treated for financial reporting purposes as capital leases.

Future minimum lease payments under the non-cancelable leases are as follows (in thousands).

                                                         Capital      Operating
   Year ending December 31,                              Leases        leases
   ------------------------                              ------        ------
     Nine months ending December 31, 2004.............   $  86         $  155
     Twelve months ending December 31, 2005...........      --            219
     Twelve months ending December 31,2006............      --            232
     Twelve months ending December 31,2007............      --            250
                                                         ------        ------
     Twelve months ending December 31,2008............      --            100
                                                         ------        ------
     Twelve months ending December 31,2009............      --             50
                                                         ------        ------
   Total minimum lease payments.......................      86         $1,006
                                                         ------        ------
   Less: Amount representing interest.................     (13)
                                                         ------
   Present value of capital lease obligations.........      73
   Less: Current portion..............................     (73)
                                                         ------
   Capital lease obligations, net of current portion..  $   --
                                                         ------

Litigation

The Company may be subject to various claims and pending or threatened lawsuits in the normal course of business. Management believes that the outcome of any such lawsuits would not have a materially adverse effect on the Company's financial position, results of operations or cash flows.

Change in Control Agreement

In December 2002, the Board of Directors approved a Change in Control Agreement. Under the terms of this agreement, key members of management are to receive a severance package ranging between eight and twelve months salary and accelerated vesting of unvested options in the event of a change in control of the Company resulting in the termination of the employee's employment.

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

The Company's standard advertising client and distribution publisher contracts include standard cross indemnification language that requires, among other things, the Company to indemnify the client or publisher, as the case may be, for certain claims and damages asserted by third-parties that arise out of the Company's breach of the contract. In the past, the Company has not been subject to any claims for such losses and has thus not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes the estimated fair value of these obligations is not material.

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


7.   SUBSEQUENT EVENTS

In April of 2004 the line-of-credit agreement with Comerica Bank was terminated.

In April of 2004 a long-term operating lease was signed with Sixth & Virginia Properties for the rental of approximately 4,200 rentable square feet of office space in Seattle, Washington. The table of commitments has been updated to reflect the minimum rentals under this lease.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this filing constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, expect, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Aptimus, Inc. ("Aptimus", "we", "us" or the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of the Company's operating results, the ability to compete successfully, the ability of the Company to maintain current client and distribution publisher relationships and attract new ones, and the sufficiency of remaining cash and short-term investments to fund ongoing operations.

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


OVERVIEW

Aptimus is a performance-based advertising network that distributes advertisements for direct marketing advertisers across a network of third-party websites and company-owned and licensed email lists. For advertisers, the Aptimus Network offers a high volume, high quality, Internet-based distribution channel to present their advertisements across a broad audience of users on websites and email lists. Advertisers pay Aptimus only for the results that Aptimus delivers. Aptimus' then shares a portion of the amounts it bills its advertiser clients with the third-party website owners or "publishers" and email list owners on whose web properties and email lists Aptimus distributes the advertisements. While this "revenue share" approach is Aptimus' primary payment model, it will as an alternative occasionally pay website owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the website. Advertisers pay Aptimus for the following actions:

     (1) when a user opens an advertisement served by Aptimus with a "click" of the cursor on the user's computer screen (a "cost per click" pricing model);

     (2) when a user opens an advertisement served by Aptimus, expresses his or her interest in the advertisement by providing certain information desired by the advertiser such as the user's name and email address, and then submits that information to Aptimus or the advertiser directly by "clicking" the submit button on the computer screen (a "cost per lead" pricing model);

     (3) when a user opens an advertisement and orders the advertised product or service by providing the desired information such as a name, postal address and payment, and then submits the order to Aptimus or the advertiser directly by "clicking" the submit button on the computer screen (a "cost per acquisition" pricing model);

     (4) when an advertisement is displayed on a user's computer screen (a "cost per impression" pricing model), and;

     (5)  any combination of the pricing models described in (1) - (4) above.

As a result, advertisers can refine their offers and payment models to achieve their specific objectives. For website publishers and email list owners, the Aptimus Network generates high revenues per impression while promoting compelling offers from recognized brand advertisers in graphical formats that complement the publishers' sites and add value for their customers. At the core of the Aptimus Network is a proprietary, patent-pending technology and direct marketing approach called Dynamic Revenue Optimization(TM), which determines through computer-based logic on a real-time basis the best advertisements for promotion on each individual website and in each email sent. The technology is designed to prioritize advertisements by a combination of their popularity with users and the lead or impression fee the company is paid by the advertiser. New advertisements are randomly inserted in the rotation of advertisements served by the company to insure their exposure and potential in our system. The system also tests, in real time, multiple versions of the same advertisement as well as multiple formats in which the ads are displayed on a page, and the system then adjusts to insure the best versions of advertisement and format are used. In this way, our technology system generates higher user response for our advertisers and higher revenues for our publishers and us than would be the case without use of our system. The Company's primary offer presentation formats include cross-marketing promotions at the point of registration or other transactional activity on websites, online advertising programs, and email marketing campaigns.

We derive our revenues primarily from contracts for the delivery of clicks, leads and orders from the Aptimus network of sites and opt-in email lists. We receive revenue when we deliver either the required click-through, lead information, or order information to an advertiser in connection with an offer presented via our network. Pricing is based on a cost per click, lead, impression or order basis and varies depending on the type of offer and type of information collected. The services we deliver are primarily sold under short-term agreements that are subject to cancellation. Revenues are recognized in the period in which the click-through, lead, impression or order information is delivered, provided we have no further performance obligation.

For the three months ended March 31, 2004 and 2003 our ten largest advertiser clients accounted for 63.2% and 62.5% of our net revenues, respectively. During the quarter ended March 31, 2004 Advertising.com accounted for 19.4% of our revenues. During the quarter ended March 31, 2003 Blue Dolphin, Inc. accounted for 14.7% of our revenues and Kraft Foods, Inc. through List Services, Inc. accounted for 13.6% of our revenues. The percentage of revenue represented by our ten largest clients when compared to the same quarter of 2003 has remained relatively consistent. We expect our revenues to be composed of a similar mix of large and small advertiser clients in the immediate future.

Our business has been operating at a loss and generating negative cash flows from operations since inception. As of March 31, 2004, we had an accumulated deficit of approximately $63.1 million. With the reductions in continuing operating expenses that have been made and growth in revenues, we anticipate achieving positive earnings and cash flows during the year ending December 31, 2004. However, there are still many challenges to achieving this goal and the achievement is by no means assured.

On March 30, 2004, $305,000 in convertible notes payable issued to certain investors were, by election of the holders, converted to 381,250 shares of unregistered common stock pursuant to the terms of that certain Convertible Note Purchase Agreement, dated as of July 1, 2003, by and between the company and certain investors. On March 31, 2004, we filed a draft registration statement on Form S-1 with the Securities and Exchange Commission (SEC) covering 776,690 shares of unregistered common stock issued in the December 2003 private investment, 381,250 shares of unregistered common stock issued upon the conversion of notes payable, and 182,729 shares of unregistered common stock issuable pursuant to outstanding warrants. The draft registration statement is currently under review by the SEC.


RESULTS OF OPERATIONS

Revenues

We currently derive our revenues primarily from network activities, which include both lead generation activities through a network of publishers and e-mail mailings. Clients generally pay us on a performance or results basis, based on a cost per click, cost per lead, cost per acquisition, or percentage of sales. Our revenues increased by $895,000, or 98%, to $1.8 million in the quarter ended March 31, 2004 from $911,000 in the same quarter of 2003. We saw sequential growth in all sides of our business, while our email marketing revenues, which increased substantially from the fourth quarter of 2003, were actually lower than in the first quarter of 2003. Our revenues came mostly from our core base of continuity type clients, which seek new customers year-round and generally have ongoing programs with Aptimus. Our revenues from campaign type clients, whose programs are for limited time periods due to promotional, budgetary or other reasons, grew from the fourth and first quarter of 2003, but were still less than 5% of revenues in the first quarter of 2004.


Sales and Marketing

Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs. Sales and marketing expenses increased by $89,000 to $437,000, or 24% of revenues, in the quarter ended March 31, 2004 from $348,000, or 38% of revenues, in the same quarter of 2003. The increase in sales and marketing expenses was a result of hiring additional employees, increases in sales commissions due to increased sales and to pay reductions that were in effect in the first quarter of 2003. The amount of wages reduced in the last quarter of 2002 and the first quarter of 2003 were paid to employees in the first quarter of 2004. It is expected that sales and marketing expenses will increase slightly in the remaining quarters of the year due to increased sales commissions on higher revenues and the hiring of additional employees.


Connectivity and Network Costs

Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs and personnel costs. Connectivity and network costs decreased by $103,000 to $176,000, or 10% of revenues, in the quarter ended March 31, 2003 from $279,000, or 31% of revenues, in the same quarter of 2003. This decrease was primarily the result of decreases in connectivity and email delivery costs, which were offset by increases in labor costs, maintenance agreement costs and address verification costs. As a percentage of the total change in this account these factors accounted for 76%, 62%, (21%), (12%) and (7%), respectively. The decrease in connectivity resulted from moving our network production environment in-house. In the first six months of 2003 the network production environment was hosted by EDS Corporation. Similarly the decrease in email delivery costs was a result of moving the remaining email programs in-house. In 2003 a third party performed the majority of the email delivery. The increase in labor related costs is a result of pay reductions, which were in place in the first quarter of 2003. The amount of wages reduced in the last quarter of 2002 and the first quarter of 2003 were paid to employees in the first quarter of 2004. The increase maintenance is related to additional maintenance contracts on hardware and software. Address verification costs are campaign related and vary from month to month depending on the number of offers requiring this service. Connectivity and network costs for the remaining quarters of 2004 are expected to increase slightly compared to the first quarter of 2004 as a result of an increase in backup capabilities and an increase in the amount of space rented at hosting facilities.


Publisher fees

Publisher fees consist of fees owed to network distribution publishers and opt-in email list owners based on revenue generating activities created in conjunction with these publishers. Publisher fees increased by $459,000 to $679,000, or 38% of revenues, in the quarter ended March 31, 2004 from $220,000, or 24% of revenues, in the same quarter of 2003. Publisher fees have increased primarily as a result of the increase in total revenue. Publisher fees have increased on a percentage of revenue basis, as a result of the growth in network revenues. The effective rate at which we share revenues for email based revenue is lower than that of network based revenues as a result of our ownership of a large portion of the names mailed to and that we deduct the cost of delivering the emails before calculating the fees due publishers for email based revenues. Publisher fees are expected to increase in the future as revenues increase.


Research and Development

Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems. Research and development expenses increased by $19,000 to $152,000, or 8% of revenues, in the quarter ended March 31, 2004 from $133,000, or 15% of revenues, in the same quarter of 2003. This increase in research and development expense was primarily due to increases in labor costs. The increase in labor related costs is a result of pay reductions, which were in place in the first quarter of 2003. The amount of wages reduced in the last quarter of 2002 and the first quarter of 2003 were paid to employees in the first quarter of 2004. Research and development expense for the remaining quarters of 2004 are expected to be similar to the first quarter of 2004.

General and Administrative

General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses decreased by $10,000 to $339,000, or 19% of revenues, in the quarter ended March 31, 2004 from $349,000, or 38% of revenues, in the same quarter of 2003. General and administrative expense will be higher in the second quarter of 2004 as a result of repayment of pay reductions to senior executives. The amount of wages reduced in the last quarter of 2002 and the first quarter of 2003 will be paid to senior executives in the second quarter of 2004. The increase expected as a result of this will be around $50,000. Total general and administrative expenses for the third and fourth quarter of 2004 are expected to be similar to the first quarter of 2004.


Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property and purchased email lists. Depreciation and amortization expenses decreased by $59,000 to $66,000, or 4% of revenues, in the quarter ended March 31, 2004 compared to $125,000, or 14% of revenues, in the same quarter of 2003. The continued decrease in depreciation and amortization is a result of the many assets becoming fully depreciated. Depreciation and amortization is expected to continue to increase slightly in the second quarter of 2004 and then to be similar to the first quarter of 2004 in the third and fourth quarters of 2004.


Equity-Based Compensation

Equity-based   compensation   expenses   consist  of  amortization  of  unearned
compensation recognized in connection with stock options and stock grants granted to employees and directors at prices below the fair market value of our common stock. Unearned compensation is recorded based on the intrinsic value when we issue stock options to employees and directors at an exercise price below the estimated fair market value of our common stock at the date of grant. Unearned compensation is also recorded based on the fair value of the options granted as calculated using the Black-Scholes option pricing model when options or warrants are issued to advisors and other service providers. Unearned compensation is amortized over the vesting period of the option or warrant. Equity-based compensation expenses decreased by $1,000 to zero, in the quarter ended March 31, 2004 compared to $1,000, or less than 1% of revenues, in the same quarter of 2003. The decrease results from issuing stock option grants with strike prices equal to the fair market value on the date of grant. All stock option grants that had been issued with strike prices below fair market value are fully vested. Any future equity-based compensation would result from grant of options to third parties or new grants to employees with strike prices below the fair value on the date of grant, of which there are none contemplated at this time.


Loss (gain) on disposal of long-term assets

Loss (gain) on disposal of long-term assets consists of gains and losses on disposals of assets and impairments on long-term investments. Some software and computer hardware were retired in the first quarter, however the assets were fully depreciated and no gain or loss was recorded.


Interest Expense

Interest expense in the current year results from capital equipment leases and convertible notes payable. Interest expense totaled $27,000 in the quarter ended March 31, 2004 and $3,000 in the same quarter of 2003. Interest expense is expected to be decrease in the second quarter and third quarter and be zero in the fourth quarter of 2004.


Interest Income

Interest income results from earnings on the Company's available cash reserves. Interest income totaled $5,000 in the quarter ended March 31, 2004 and $1,000 in the same quarter of 2003. The increase in interest income is primarily a result of the proceeds from the sale of common stock in December 2003. Interest income is expected to decrease slightly as cash is used in operations.

Income Taxes

No provision for federal income taxes has been recorded for any of the periods presented due to the Company's current loss position.


LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Net proceeds from the issuance of stock through March 31, 2004 totaled $67.1 million. As of March 31, 2004, we had approximately $1.8 million in cash and cash equivalents, providing working capital of $2.3 million. No off-balance sheet assets or liabilities existed at March 31, 2004.

Net cash used in operating activities was $458,000 and $211,000 in the three months ended March 31, 2004 and 2003, respectively. Cash used in operation during the three months ended March 31, 2004 and 2003 consisted of:

                                                      Three months ended March 31,
                                                    ---------------------------------
                                                         2004              2003
                                                    ---------------    --------------
  Cash received from customers................       $  1,298           $    948
  Cash paid to employees and vendors..........         (1,751)            (1,157)
  Interest received...........................              5                  1
  Interest paid...............................            (10)                (3)
                                                    ---------------    --------------
  Net cash used in operations.................       $   (458)          $   (211)
                                                    ===============    ==============


Net cash provided by (used in) investing activities was $(133,000) and $24,000 in the three months ended March 31, 2004 and 2003, respectively. In the three months ended March 31, 2004, $133,000 was used for the purchase of additional software, equipment and intangible assets. In the three months ended March 31, 2003, $51,000 was received from the maturity of a certificate of deposit. In addition to the maturity of the certificate of deposit, $8,000 was received from the sale of long-term assets and $35,000 was used for the purchase of additional equipment and intangible assets.

Net cash used in financing activities was $19,000 and $21,000 in the three months ended March 31, 2004 and 2003, respectively. In the three months ended March 31, 2004, net cash used in financing activities resulted from $28,000 in principal payments made on capital leases offset by $9,000 in receipts for the Company's common stock resulting from the exercise of stock options. In the three months ended March 31, 2003, net cash used in financing activities resulted from $21,000 in principal payments made on capital leases.

We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Financial results have been improving and we expect to be EBITDA profitable in the quarter ending June 30, 2004 and thereafter. Assuming operations continue as expected we expect to generate positive cash flows in the near future. We do not currently anticipate a need for significant capital expenditures. However, there are still many challenges to achieving this goal and the achievement is by no means assured. Should our goal of achieving positive cash flow not be met we may need to raise additional capital to meet our long-term operating requirements.

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

The following table summarizes the contractual obligations and commercial commitments entered into by the Company.

                                                            Payments Due by Period
                                                            ----------------------
Contractual Obligations            Total       2004         2005   2006          2007         2008       2009
-----------------------            -----       ----         ----   ----          ----         ----       ----
Capital lease obligations......   $   86      $   86     $   --    $  --       $    --       $   --     $   --
Operating leases...............    1,006         155        219      232           250          100        50
    Total Contractual Cash
Obligations....................   $1,092      $  241     $  219    $ 232       $   250       $  100     $  50


CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of the Annual Report on Form 10-K, filed with the SEC on March 30, 2004. We believe those areas subject to the greatest level of uncertainty are the allowance for doubtful accounts and depreciation of fixed and intangible assets.

Allowance for Doubtful Accounts
The estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the aging categories are updated. Except were specific information indicates otherwise, the following rates were applied against the total balance due from the client when they had an amount in the applicable ageing category as of the date the reserve analysis was performed:

                                                            As of March 31,
-------------------------------------------------------------------------------
                                                        2004               2003
-------------------------------------------------------------------------------
Current                                                  0%                  0%

Past due 1-30 days                                       0%                  0%

Past due 31-60 days                                     25%                 25%

Past due 61-90 days                                     50%                 50%

Past due greater than 90 days                          100%                100%


Additional metrics related to the allowance for doubtful accounts are as follow:

                                                            As of March 31,
-------------------------------------------------------------------------------
                                                        2004               2003
-------------------------------------------------------------------------------
Reserve balance                                       $72,000           $58,000

% Of overall AR reserved                                  5.1%             10.4%

Days sales outstanding                                     72                51


Over the past year both accounts receivable and the allowance have increased. The allowance has been increased at a slower rate then accounts receivable, which has resulted in a decrease in the overall percentage reserved. This trend results from the recovery form the economic downturn that occurred in 2001. We do not expect to see this trend continue but rather expect our overall reserve balance will stabilize around 5-7% range as the economy stabilizes. Any increase in the rates used to calculate the reserve would result in the recognition of additional bad debts expense and reduce the net accounts receivable balance.

Depreciation of Fixed and Intangible Assets

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

         Office furniture and equipment                    Five years
         Computer hardware and software                    Three years
         Leasehold improvements                            Three to Five years

Intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

         Email names                                       Two years
         Aptimus patents and trademarks                    Three years

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

None


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company's cash equivalents and capital lease obligations are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of March 31, 2004, however, the Company's cash equivalents mature within one month. As of March 31, 2004, the Company believes the reported amounts of cash equivalents and capital lease obligations to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.


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

(b)  Changes in Internal Controls

During the fiscal quarter ended March 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Changes in Securities

On March 31, 2004, we filed a draft registration statement on Form S-1 with the Securities and Exchange Commission (SEC) covering 776,690 shares of unregistered common stock issued in the December 2003 private investment, 381,250 shares of unregistered common stock issued upon the conversion of notes payable, and 182,729 shares of unregistered common stock issuable pursuant to outstanding warrants. The draft registration statement is currently under review by the SEC.

(b)  Sales of Unregistered Securities

On March 30, 2004, $305,000 in convertible notes payable issued to certain individuals were, by election of the holders, converted to 381,250 shares of unregistered common stock pursuant to the terms of that certain Convertible Note Purchase Agreement, dated as of July 1, 2003, by and between the company and certain investors. The issuances described in this Section were made was pursuant to Rule 506 of Regulation D as they were all accredited investors.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

     Exhibit
      Number        Description

      3.1*          Second  Amended and Restated  Articles of  Incorporation  of
                    registrant.
      3.1.1(2)      Articles of Amendment filed September 16, 2000.
      3.1.2(6)      Articles of Amendment filed March 29, 2002.
      3.2*          Amended and Restated Bylaws of registrant.
      4.1*          Specimen Stock Certificate.
      4.2*          Form of Common Stock Warrant.
      4.3(3)        Rights   Agreement  dated  as  of  March  12,  2002  between
                    registrant  and  Mellon  Investor  Services  LLC,  as rights agent.
     10.1*(8)       Form of Indemnification Agreement between the registrant and each of its directors.
     10.2*(8)       1997 Stock Option Plan, as amended.
     10.3*(8)       Form of Stock Option Agreement.
     10.4*          Loan and  Security  Agreement,  dated  September  18,  1998, between registrant and Imperial Bank.
     10.5*          Lease Agreement,  dated September 23, 1997 and amended as of
                    February 16, 1999, between registrant and Merrill Place LLC.
     10.5.1*        Second Amendment to Lease,  dated November 30, 1999, between registrant and Merrill Place LLC.
     10.6(1)(8)     Aptimus, Inc. 2001 Stock Plan.
     10.6.1(2)(8)   Form of Stock Option Agreement.
     10.6.2(2)(8)   Form of Restricted Stock Agreement (for grants).
     10.6.3(2)(8) Form of Restricted Stock Agreement (for rights to purchase). 10.7(4)(8) Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate
     10.8(4)(8)     Form of Change in Control Agreement, dated as of December 6,
                    2002,  by  and  between   registrant  and  each  of  certain
                    executive managers of registrant
     10.9(4)        Amendment to Lease Agreement, dated October 1, 2002, between registrant and Merrill Place LLC.
     10.10(5)       Form of  Convertible  Note Purchase  Agreement,  dated as of
                    July  1,  2003,  by and  between  the  Company  and  certain investors.
     10.11(5)       Form of  Convertible  Secured  Promissory  Note,  dated July
                    2003, executed by and between the Company and payable to the order of certain investors.
     10.12(5)       Form of  Common  Stock  Warrant,  dated  July  2003,  by and between the Company and certain investors.
     10.13(5)       Form of Security Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
     10.14(5)       Form of Registration  Rights Agreement,  dated as of July 1,
                    2003, by and between the Company and certain investors.
     10.15          Agreement  of  Lease,  dated as of April  29,  2004,  by and between Sixth and Virginia Properties and the Company.
     31.1           Rule 13a-14(a) Certification of the Chief Executive Officer
     31.2           Rule 13a-14(a) Certification of the Chief Financial Officer
     32.1           Section 1350 Certification of the Chief Executive Officer
     32.2           Section 1350 Certification of the Chief Financial Officer
__________

* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).

(1) Incorporated by reference to the Company's Proxy Statement on Schedule 14A, dated May 17, 2001.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated November 14, 2001.
(3) Incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2002.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K, dated March 28, 2003.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated August 14, 2003.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated May 15, 2002.
(7) Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(8)  Management compensation plan or agreement.


(b)  Reports on Form 8-K

February 12, 2004 Results of Operations and Financial Condition April 26, 2004 - Results of Operations and Financial Condition

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   APTIMUS, INC.


Date: May 17, 2004                 /s/ John A. Wade
                                   ------------------------------------------
                                   Name: John A. Wade
                                   Title: Chief Financial Officer,
                                   authorized officer and principal
                                   financial officer