Form 10-Q
period 2004-06-30
APTIMUS INC
filed 2004-08-16
CIK 1087277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________.

Commission file number 0-28968

APTIMUS, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation)	91-1809146 (I.R.S. Employer Identification No.)

100 Spear Street, Suite 1115
San Francisco, CA 94104
(Address of principal executive offices and zip code)

(415) 896-2123
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

        The number of shares of the registrant’s Common Stock outstanding as of July 15, 2004 was 5,709,036.

APTIMUS, INC.

INDEX TO THE FORM 10-Q

For the quarterly period ended June 30, 2003

-i-

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

APTIMUS, INC.
BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30, 2004	December 31, 2003

ASSETS
Cash and cash equivalents	$ 1,776	$ 2,368
Accounts receivable, net	2,090	919
Prepaid expenses and other assets	88	166

Total current assets	3,954	3,453

Fixed assets, net	485	408
Intangible assets, net	28	30
Long-term investments	40	40
Deposits	44	44

	$ 4,551	$ 3,975

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$ 891	$ 636
Accrued and other liabilities	419	259
Current portion of capital lease obligations	--	101

Total current liabilities	1,310	996
Convertible notes payable, net of unamortized discount	--	267

Total Liabilities	1,310	1,263
Commitments and contingent liabilities (note 6)
Shareholders' equity
Common stock, no par value; 100,000 shares authorized, 5,692 and
5,213 issued and outstanding at June 30, 2004 and December 31,
2003, respectively	63,427	63,098
Additional paid-in capital	2,644	2,679
Accumulated deficit	(62,830)	(63,065)

Total shareholders' equity	3,241	2,712

	$ 4,551	$ 3,975

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Revenues	$2,976	$ 938	$4,782	$ 1,849
Operating expenses:
Sales and marketing	522	323	959	671
Connectivity and network costs	213	348	389	627
Publisher fees	1,313	189	1,992	409
Research and development	151	136	303	269
General and administrative	390	329	729	679
Depreciation and amortization	83	64	149	189
Loss (gain) on disposal of long-term	1	(14)	1	44
assets

Total operating expenses	2,673	1,375	4,522	2,888

Operating income (loss)	303	(437)	260	(1,039)
Interest expense	7	1	34	4
Interest income	4	1	9	2

Net income (loss)	$ 300	$ (437)	$ 235	$(1,041)

Earnings (loss) per share:
Basic	$ 0.05	$(0.10)	$ 0.04	$(0.25)

Diluted	$ 0.04	$(0.10)	$ 0.03	$(0.25)

Weighted average shares outstanding:
Basic	5,654	4,221	5,446	4,221
Diluted	7,083	4,221	7,029	4,221

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ 235	$(1,041)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	149	189
Bad debt expense	75	19
Amortization of deferred compensation	--	2
(Gain) loss on disposal of long-term assets	1	44
Amortization of discount on notes payable	3	--
Changes in assets and liabilities, net of impact of acquisitions:
Accounts receivable	(1,246)	(15)
Prepaid expenses and other assets	78	88
Accounts payable	195	167
Accrued and other liabilities	160	(28)

Net cash used in operating activities	(350)	(575)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(216)	(21)
Proceeds from disposal of assets	--	13
Payments for intangible assets	(9)	(31)
Sale of short-term investments	--	51

Net cash provided by (used in) investing activities	(225)	12
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases	(41)	(83)
Proceeds from convertible notes payable	--	50
Issuance of common stock, net of issuance stocks	24	--

Net cash used in financing activities	(17)	(33)

Net decrease in cash and cash equivalents	(592)	(596)

Cash and cash equivalents at beginning of period	2,368	667

Cash and cash equivalents at end of period	$ 1,776	$ 71

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

The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2004. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2004.

2.    REVENUE RECOGNITION

The Company currently derives revenue primarily from providing response-based advertising programs through a network of website and email distribution publishers.

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

Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-19 (EITF 99-19). Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Publisher fees on the Statement of Operations. Aptimus shares a portion of the amounts it bills its advertiser clients with the third-party website owners or “publishers” and email list owners on whose web properties and email lists Aptimus distributes the advertisements. While this “revenue share” approach is Aptimus’ primary payment model, it will as an alternative occasionally pay website owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the website. Email based campaigns that are sent to Company owned lists do not have publisher fees associated with them.

The Company has evaluated the guidance provided by EITF 99-19 as it relates to determining whether revenue should be recorded gross or net for the payments made to network publishers and opt-in email list owners. The Company has determined the recording of revenues gross is appropriate based upon the following factors:

•	Aptimus acts as a principal in these transactions;

•	Aptimus and its customer are the only companies identified in the signed contracts;

•	Aptimus and its customer are the parties who determine pricing for the services;

•	Aptimus is solely responsible to the client for fulfillment of the contract;

•	Aptimus bears the risk of loss related to collections;

•	Aptimus determines how the offer will be presented across the network; and

•	Amounts earned are based on leads or emails delivered and are not based on amounts paid to publishers.

In addition to lead generation revenues, the Company earns revenues from list rental activities and media optimization services. List rental revenues are received from the rental of customer names to third parties through the use of list brokers. Revenue from list rental activities are recognized in the period the payment is received due to uncertainty surrounding the net accepted number of names. Media optimization revenues consist of impression based fees and fees for services such as offer and placement creation and modification. Impression based fee revenue is recognized when the impression has been served. Service fee revenue is recognized when the services have been performed.

3.    STOCK COMPENSATION

At June 30, 2004, the Company had two stock-based employee compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$300	$(437)	$ 235	$ (1,041)
Add: Total stock-based employee compensation expense,
included in the determination of net income as
reported, net of related tax effects	--	--	--	1
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(221)	(47)	(242)	(89)

Pro forma net income (loss)	$79	$(484)	$(7)	$ (1,129)

Earnings per share:
Basic - as reported	$0.05	$(0.10)	$ 0.04	$ (0.25)

Basic - pro forma	$0.01	$(0.11)	$(0.00)	$ (0.27)

Diluted - as reported	$0.04	$(0.10)	$ 0.03	$ (0.25)

Diluted - pro forma	$0.01	$(0.11)	$(0.00)	$ (0.27)

Amounts included in the statement of operations for equity based compensation is as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

General and administrative	$ --	$ --	$ --	$ 1

4.    NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of common stock options, warrants and convertible notes payable, using the treasury stock method.

The following table sets forth the computation of the numerators and denominators in the basic and diluted earnings (loss) per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation as their effect on earnings (loss) per share is anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Numerator:
Net income (loss) (A)	$ 300	$ (437)	$ 235	$(1,041)
Denominator:
Weighted average outstanding shares of common stock	5,654	4,221	5,446	4,221
Weighted average dilutive effect of options to
purchase common stock	1,290	--	1,281	--
Weighted average dilutive effect of shares to be
issued on conversion of convertible notes payable	--	--	160	--
Weighted average dilutive effect of warrants to
purchase common stock	139	--	142	--

Weighted average common stock and common stock
equivalents (C)	7,083	4,221	7,029	4,221

Earnings (loss) per share:
Basic (A/B)	$ 0.05	$(0.10)	$ 0.04	$(0.25)

Diluted (A/C)	$ 0.04	$(0.10)	$ 0.03	$(0.25)

Anitdilutive securities excluded consist of the
following:
Options to purchase common stock	150	1,674	197	1,674
Shares to be issued on conversion of convertible
note payable	--	63	--	63
Warrants to purchase common stock	--	21	--	21

	150	1,758	197	1,758

5.    CONVERTIBLE NOTE PAYABLE

In July 2003, the Company borrowed $305,000 pursuant to the terms of a Convertible Promissory Note, which paid interest of 6% per annum, but was convertible to shares of common stock at the option of the holder at a fixed price of $0.80 per share. The note had a 36-month term. Principal and accrued interest were payable quarterly, commencing one year from the closing date. In addition to the notes, the Company granted to the investors warrants to purchase a total of 127,094 shares of common stock for $0.50 per share. The warrants have a term of five years. On March 30, 2004, the Convertible Promissory Note was converted into 381,250 shares of common stock. On conversion of the Convertible Promissory Note, $35,000 of the $46,000 discount recorded related to the warrants issued in connection with the Convertible Promissory Note was reversed against paid in capital. The difference of $11,000 was reported as interest expense throughout the period the Convertible Promissory Note was outstanding. In addition, $13,000 of accrued interest was paid directly to the holders of the Convertible Promissory Note in April 2004.

6.    COMMITMENTS AND CONTINGENCIES

The Company’s office facilities are leased under operating leases that provide for minimum rentals and require payment of property taxes and include escalation clauses.

Future minimum lease payments under the non-cancelable leases are as follows (in thousands).

Operating leases
Six months ending December 31, 2004	$ 96
Twelve months ending December 31, 2005	227
Twelve months ending December 31,2006	233
Twelve months ending December 31,2007	250

Operating leases
Twelve months ending December 31,2008	100
Twelve months ending December 31,2009	50
Total minimum lease payments	$956

Litigation

The Company may be subject to various claims and pending or threatened lawsuits in the normal course of business. Management believes that the outcome of any such lawsuits would not have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

Change in Control Agreement

In December 2002, the Board of Directors approved a Change in Control Agreement. Under the terms of this agreement, key members of management are to receive a severance package ranging between eight and twelve months salary and accelerated vesting of unvested options in the event of a change in control of the Company resulting in the termination of the employee’s employment.

Guarantees and Indemnifications

The following is a summary of our agreements that the Company has determined are within the scope of Interpretation No. 45, or FIN 45, which are separately grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

As permitted under Washington law and our by-laws and certificate of incorporation, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is the applicable statute of limitations for indemnifiable claims. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’insurance policy that may enable the Company to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, the Company believes the estimated fair value of this indemnification obligation is not material. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage, which attempts may result in expensive and time-consuming litigation against the insurers.

The Company’s standard advertising client and distribution publisher contracts include standard cross indemnification language that requires, among other things, the Company to indemnify the client or publisher, as the case may be, for certain claims and damages asserted by third-parties that arise out of the Company’s breach of the contract. In the past, the Company has not been subject to any claims for such losses and has thus not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes the estimated fair value of these obligations is not material.

Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims, which may include claims of intellectual property infringement, breach of contract and intentional acts in the performance of the contract. The term of these indemnification obligations is generally limited to the term of the contract at issue. In addition, the Company limits the maximum potential amount of future payments the Company could be required to make under these indemnification obligations to the consideration paid during a limited period of time under the applicable contract, but in some infrequent cases the obligation may not be so limited. In addition, the Company’s standard policy is to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, indirect, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of service warranties based on specific warranty claims and claim history. The Company has not been subject to any claims for such losses and has not incurred any costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes the estimated fair value of these agreements is not material.

7.    SEGMENT INFORMATION

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: results based advertising services.

In the quarters ended June 30, 2004 and 2003 our ten largest clients accounted for 67.3 % and 62.9% of our revenues, respectively. During the quarter ended June 30, 2004, Advertising.com accounted 25.4% of our revenues and no other client accounted for more than 10% of our revenues. During the quarter ended June 30, 2003 Leadclick Media, Inc. accounted for 13.2% of our revenues and no other client accounted for more than 10% of our revenues. For the six months ended June 30, 2004 and 2003 our ten largest clients accounted for 62.4% and 59.1% of our revenues, respectively. During the six months ended June 30, 2004, Advertising.com accounted 23.2% of our revenues and no other client accounted for more than 10% of our revenues. During the six months ended June 30, 2003 Blue Dolphin, Inc. accounted for 12.1% and Leadclick Media, Inc. accounted for 11.6% of our revenues and no other client accounted for more than 10% of our revenues.

The Company has no operations outside of the United States and no significant amount of revenues are derived from outside of the United States.

8.    SUBSEQUENT EVENTS

In connection with the private placement completed in December 2003, the Company agreed to file a resale registration statement by March 31, 2004, and to bring such registration effective within 120 days of initial filing. In the event that this registration statement is not declared effective within 120 days, the Company could be subject to a monthly penalty of approximately $41,250 until such date as the registration statement shall be declared effective by the SEC. The Company has sought and has received a written 45-day waiver of the penalty from a majority of the investors, which is sufficient under the definitive agreement to bind all investors.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

OVERVIEW

We began our direct marketing business in 1994 as the FreeShop division of Online Interactive, Inc. In addition to operating the FreeShop division, Online Interactive was also engaged in the business of selling software over the Internet. In July 1997, Online Interactive transferred the FreeShop division to FreeShop International, Inc., a newly formed, wholly owned subsidiary, and spun off FreeShop International through a distribution to its shareholders. On February 19, 1999, FreeShop International changed its name to FreeShop.com, Inc. On October 16, 2000, FreeShop.com, Inc. changed its name to Aptimus, Inc.

Today, we are a results-based advertising network that distributes advertisements for direct marketing advertisers across a network of third-party websites and company-owned and licensed email lists. For advertisers, the Aptimus Network offers a high volume, high quality, Internet-based distribution channel to present their advertisements across a broad audience of users on websites and email lists. Advertisers pay us only for the results that we deliver. We then share a portion of the amounts we bill our advertiser clients with the third-party website owners or “publishers” and email list owners on whose web properties and email lists we distribute the advertisements. While this “revenue share” approach is our primary payment model, we will as an alternative occasionally pay website owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the website. Advertisers generally pay us based on one of the following approaches:

•	when a user opens an advertisement served by Aptimus with a “click” of the cursor on the user’s computer screen (a “cost per click” pricing model);

•	when a user opens an advertisement served by Aptimus, expresses his or her interest in the advertisement by providing certain information desired by the advertiser such as the user’s name and address, and then submits that information to Aptimus or the advertiser directly by “clicking” the submit button on the computer screen (a “cost per lead” pricing model);

•	when a user opens an advertisement and orders the advertised product or service by providing the desired information such as a name, postal address and payment, and then submits the order to Aptimus or the advertiser directly by “clicking” the submit button on the computer screen (a “cost per acquisition” or “percentage of revenue” pricing model);

•	when an advertisement is displayed on a user’s computer screen (a “cost per impression” pricing model); or

•	any combination of the pricing models described above.

As a result, advertisers can refine their offers and payment models to achieve their specific objectives. For website publishers and email list owners, the Aptimus Network generates high revenues per impression while promoting compelling offers from recognized brand advertisers in graphical formats that complement the publishers’ sites and add value for their customers. At the core of the Aptimus Network is a proprietary, patent-pending technology and direct marketing approach called Dynamic Revenue Optimization™, which determines through computer-based logic on a real-time basis the best advertisements in our system, in terms of response history and value, for promotion on each individual website and in each email sent to generate the greatest user response and highest revenue possible for that specific website or email placement. The technology is designed to enhance results for our advertiser clients by presenting offers that are most likely to be of interest in front of specific customers, while maximizing revenues for our distribution publishers and us. Our primary offer presentation formats include cross-marketing promotions at the point of registration or other transactional activity on websites, online advertising programs, and email marketing campaigns.

Our advertisements typically appear on a dedicated offer page where no other advertisements or editorial content is presented. The number of advertisements displayed on the page ranges from one to as many as twenty or more. They can appear in a single column or in two columns and the method of selecting advertisements can either be in a check box or a yes/no button format. All of these elements are variables that can be easily changed. We have found that different publisher websites will generate different results with the same offer format. Our ability to test offer formats on a publisher-by-publisher basis allows us to present the optimally performing format in terms of user response and value for each individual publisher in our network.

We believe that users are more inclined to respond to our clients’ advertisements in an environment where they are engaged in some form of transaction, the logic being that a consumer is more likely to take the additional action of responding to an ad when he or she is in a transaction frame of mind. We thus strive to have our offers displayed in environments on our publishers’ websites where consumers are taking some form of action. Actions can include when a user registers to be included in a website community or to receive a newsletter, when a user logs in to a site where he or she is already registered, when a user downloads a software program or other product, and when a user completes an online survey. In identifying potential publisher sites to contract with, a key consideration for us is the number of registrations, logins, downloads or other forms of user transactions taking place on the site. The more user transactions, the more desirable that publisher is for inclusion in our network.

Given the importance transacting consumers are to our business, a key focus of ours has been expanding the number of publishers in our network. To this end, we have added five employees to our business development team since early December 2003. They are solely dedicated to identifying publishers for potential inclusion in our network, engaging those publishers in negotiations and contracting with them on mutually acceptable terms.

In respect to advertising clients, we distinguish between advertisers with consistent, year-round lead acquisition requirements and advertisers with periodic, campaign-based lead acquisition requirements. We refer to the former as “continuity” clients and the latter as “campaign” clients. We highly value continuity clients given their predictable lead acquisition requirements and advertising budgets. Advertising.com and the individual advertisers whose lead acquisition programs we source through Advertising.com are examples of continuity clients. While continuity clients tend to have regular spending patterns, we do observe an increase in spending by some clients in the third and fourth quarters in anticipation of the holiday shopping season.

Our campaign clients are also very important to us. Their lead acquisition requirements are typically tied to broader product-specific, coordinated marketing programs that use other media in addition to the Internet to touch and acquire consumers. Their budgets for individual campaigns can be very large, but their size and timing are largely out of the company’s ability to control or predict. Individual campaigns are tied solely to a client’s internal budgeting and product marketing plans. Proctor & Gamble is an example of a campaign client. We ran a number of campaigns for Proctor & Gamble in the third quarter of 2003, which resulted in significant revenues from this client for that quarter. Yet, we had no new business from P&G in the fourth quarter of that year causing our top line revenues to decline somewhat although our core continuity business grew. We have received additional P&G campaign contracts in 2004, but we cannot predict whether it will continue at current levels, increase or decrease over the balance of the year.

The limited three-year history of the business, together with the evolving nature of results-based online advertising in general, makes it difficult to identify business metrics other than total revenue and profitability that will prove useful if consistently applied over the long term. For example, identifying the number of new publisher sites added to our network in a quarter can be misleading. Because impressions play an important role in our performance, the addition of ten publishers each with relatively few impressions may not be as meaningful to the company as the addition of one publisher with high impression volumes. Similarly, identifying the total number of impressions can be misleading, since we have found that depending on the site and the placement within that site, revenues per impression can vary widely. The type of impression makes a difference in the performance of each impression. For example, a pop-up advertising impression that appears at the end of a user visit to a publisher’s site may occur with high frequency, but is likely to generate a limited number of orders and thus lower average revenue for the company. On the other hand, transaction-based impressions – where an advertisement is displayed in the middle of a registration process, for example – may be fewer in number, but they usually generate higher average revenues.

Identifying average revenue for each lead or other paid action on a quarterly basis is likely to be confusing as well. Lead fees our clients pay vary widely based on the specific offer and offer requirements Also, our Dynamic Revenue Optimization system is designed to maximize revenues per impression regardless of the payment model a client uses, basing its calculations on the combination of the responses an offer generates in each placement and the value of those responses. Thus, a popular offer with a lower lead fee can achieve greater exposure than less popular offers with higher lead fees. We thus do not find our average lead fee a useful indicator of the health or prospects of the business.

The most important, consistent and reliable business metrics management considers in determining the health of the business are revenues and net profit (loss). Revenue is recorded when we deliver either the required impression, click-through, lead information, or order information to an advertiser in connection with an offer presented via our network, provided we have no further performance obligation related to that delivery.

In the quarters ended June 30, 2004 and 2003 our ten largest clients accounted for 67.3% and 62.9% of our revenues, respectively. During the quarter ended June 30, 2004 Advertising.com accounted 25.4% of our revenues and no other client accounted for more than 10% of our revenues. During the quarter ended June 30, 2003 Leadclick Media, Inc. accounted for 13.2% of our revenues and no other client accounted for more than 10% of our revenues. For the six months ended June 30, 2004 and 2003 our ten largest clients accounted for 62.4% and 59.1% of our revenues, respectively. During the six months ended June 30, 2004 Advertising.com accounted 23.2% of our revenues and no other client accounted for more than 10% of our revenues. During the six months ended June 30, 2003 Blue Dolphin, Inc. accounted for 12.1% and Leadclick Media, Inc. accounted for 11.6% of our revenues and no other client accounted for more than 10% of our revenues. The percentage of revenue represented by our ten largest clients when compared to the same quarter of 2003 has remained relatively consistent. We expect our revenues to be composed of a similar mix of large and small advertiser clients in the immediate future.

Our business operated at a loss and generating negative cash flows from operations since inception through March 31, 2004. As of June 30, 2004, we had an accumulated deficit of approximately $62.8 million. We achieved positive earnings and cash flows for the quarter ended June 30, 2004 and expect to achieve positive earnings and cash flows for the year ending December 31, 2004. However, there are still many challenges to achieving this goal and the achievement is by no means assured.

On March 31, 2004, we filed a draft registration statement on Form S-1 with the Securities and Exchange Commission (SEC) covering 776,690 shares of unregistered common stock issued in the December 2003 private investment, 381,250 shares of unregistered common stock issued upon the conversion of notes payable, 182,729 shares of unregistered common stock issuable pursuant to outstanding warrants and an additional 200,000 shares held by the company’s CEO, Tim Choate, to facilitate future sales, if any, pursuant to the registration statement on Form S-1 once declared effective by the SEC. On July 28, 2004 we filed an amended registration statement. The amended registration statement is currently under review by the SEC.

RESULTS OF OPERATIONS

Revenues

We currently derive our revenues primarily from our advertising network activities, which include both lead generation activities through a network of publishers and e-mail mailings. Clients generally pay us on a performance or results basis, based on a cost per click, cost per lead, cost per acquisition, percentage of sales, or other results based approach.

(In thousands, except percentages)	2004	2003	Percentage Inc. (Dec.)

Three months ended June 30,	$2,976	$ 938	217.3%
Six months ended June 30,	$4,782	$1,849	158.6%

Our revenues came mostly from our core base of continuity type clients, which seek new customers year-round and generally have ongoing programs with Aptimus. Our revenues from campaign type clients, whose programs are for limited time periods due to promotional, budgetary or other reasons, in the three months ended June 30, 2004 were similar to levels in the comparable period of the prior year and were less than 5% of revenues for the current quarter. The current quarter continued a trend of growth in revenues. Revenues grew 64.8% from the first to the second quarter of 2004 and 37.1% from the fourth quarter of 2003 to the first quarter of 2004. It is expected that revenues will continue to grow but they may not grow at the same exceptional rate as they have during the first half of the year.

Sales and Marketing

Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs.

(In thousands, except percentages)	2004	% of revenue	2003	% of revenue	Percentage Inc. (Dec.)

Three months ended June 30,	$522	17.5%	$323	34.4%	61.6%
Six months ended June 30,	$959	20.1%	$671	36.3%	42.9%

The increase in sales and marketing expenses was a result of increases in sales commissions due to increased sales, increases in bad debt expense and hiring of additional business development employees. These items accounted for 43%, 30.0% and 23% of the increase in expense, respectively. It is expected that sales and marketing expenses will increase further in the remaining quarters of the year due to increased sales commissions on higher revenues and the hiring of additional employees. However, sales and marketing expense is not expected to increase significantly as a percentage of revenues.

Connectivity and Network Costs

Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs and personnel costs.

(In thousands, except percentages)	2004	% of revenue	2003	% of revenue	Percentage Inc. (Dec.)

Three months ended June 30,	$213	7.2%	$348	37.1%	(38.	8)%
Six months ended June 30,	$389	8.1%	$627	33.9%	(38.	0)%

This decrease was primarily the result of decreases in connectivity and email delivery costs, which were offset by increases in labor costs, maintenance agreement costs and address verification costs. As a percentage of the total change in this account these factors accounted for 88%, 58%, (20%), (10%) and (7%), respectively. The decrease in connectivity resulted from moving our network production environment in-house. In the first six months of 2003 the network production environment was hosted by EDS Corporation. Similarly the decrease in email delivery costs was a result of moving the remaining email programs in-house. In 2003 a third party performed the majority of the email delivery. The increase in labor related costs is a result of pay reductions, which were in place in the first quarter of 2003 and the hiring of an additional network engineer during the quarter. The amount of wages reduced in the last quarter of 2002 and the first quarter of 2003 were paid to employees in the first quarter of 2004. The increased maintenance is related to additional maintenance contracts on hardware and software. Address verification costs are campaign related and vary from month to month depending on the number of offers requiring this service. Connectivity and network costs for the remaining quarters of 2004 are expected to increase slightly compared to the second quarter of 2004 as a result of an increase in backup capabilities and an increase in the amount of space rented at hosting facilities.

Publisher fees

Publisher fees consist of fees owed to network distribution publishers and opt-in email list owners based on revenue generating activities created in conjunction with these publishers.

(In thousands, except percentages)	2004	% of revenue	2003	% of revenue	Percentage Inc. (Dec.)

Three months ended June 30,	$1,313	44.1%	$189	20.1%	594.7%
Six months ended June 30,	$1,992	41.7%	$409	22.1%	387.0%

Publisher fees have increased primarily as a result of the increase in total revenue. Publisher fees have increased on a percentage of revenue basis, as a result of the growth in web site network revenues outpacing the growth of our email based revenues. The effective rate at which we share revenues for email based revenue is lower than that of web site network based revenues as a result of our ownership of a large portion of the names mailed to and that we deduct the cost of delivering the emails before calculating the fees due publishers for email based revenues. Publisher fees are expected to increase further as a percentage of revenues as revenues increase and are expected to normalize at around 47% of revenues for the year ended December 31, 2004.

Research and Development

Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems.

(In thousands, except percentages)	2004	% of revenue	2003	% of revenue	Percentage Inc. (Dec.)

Three months ended June 30,	$151	5.1%	$136	14.5%	11.0%
Six months ended June 30,	$303	6.3%	$269	14.5%	12.6%

This increase in research and development expense was primarily due to increases in labor costs. The increase in labor related costs is a result of pay reductions, which were in place in the first quarter of 2003 and the last quarter of 2002. The wages reduced in the last quarter of 2002 and the first quarter of 2003 were paid to senior executives in the second quarter of 2004. Research and development expense for the remaining quarters of 2004 are expected to be similar or slightly higher than the second quarter of 2004.

General and Administrative

General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees.

(In thousands, except percentages)	2004	% of revenue	2003	% of revenue	Percentage Inc. (Dec.)

Three months ended June 30,	$390	13.1%	$329	35.1%	18.5%
Six months ended June 30,	$729	15.2%	$679	36.7%	7.4%

The increase in general and administrative expense was primarily due to increases in labor costs. The increase in labor related costs is a result of pay reductions, which were in place in the first quarter of 2003 and the last quarter of 2002. The wages reduced in the last quarter of 2002 and the first quarter of 2003 were paid to senior executives in the second quarter of 2004. Total general and administrative expenses for the third and fourth quarter of 2004 are expected to be similar to the second quarter of 2004.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property and purchased email lists.

(In thousands, except percentages)	2004	% of revenue	2003	% of revenue	Percentage Inc. (Dec.)

Three months ended June 30,	$ 83	2.8%	$ 64	6.8%	29.7%
Six months ended June 30,	$149	3.1%	$189	10.2%	(21.	2)%

Depreciation and amortization increased slightly in the second quarter of 2004 as additional computer equipment was purchased. Depreciation and amortization is expected to be similar to the first quarter of 2004 in the third and fourth quarters of 2004.

Loss (gain) on disposal of long-term assets

Loss (gain) on disposal of long-term assets consists of gains and losses on disposals of assets and impairments on long-term investments. Some computer hardware, furniture, and leasehold improvements were retired in the second quarter, however the majority of the assets were fully depreciated and no material gain or loss was recorded. In the third quarter of 2004 a loss on disposal of long-term assets of around $40,000 is expected related to the disposal in July of some obsolete trade show booth equipment.

Interest Expense

Interest expense in the current year results from capital equipment leases and convertible notes payable. Interest expense totaled $7,000 in the quarter ended June 30, 2004 and $1,000 in the same quarter of 2003. Interest expense is expected to be zero in the third and fourth quarter of 2004 as the convertible notes payable were converted to common stock on March 30, 2004 and the capital equipment leases were paid off in July 2004.

Interest Income

Interest income results from earnings on the Company’s available cash reserves. Interest income totaled $4,000 in the quarter ended June 30, 2004 and $1,000 in the same quarter of 2003. The increase in interest income is primarily a result of the proceeds from the sale of common stock in December 2003. Interest income is expected to be similar in the remaining quarters of 2004 as the Company’s cash position is expected to remain similar to its cash position at June 30, 2004.

Income Taxes

No provision for federal income taxes has been recorded for any of the periods presented due to the Company’s loss position or use of available net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Net proceeds from the issuance of stock through June 30, 2004 totaled $67.1 million. As of June 30, 2004, we had approximately $1.8 million in cash and cash equivalents, providing working capital of $2.6 million. No off-balance sheet assets or liabilities existed at June 30, 2004.

Net cash used in operating activities was $350,000 and $575,000 in the six months ended June 30, 2004 and 2003, respectively. Cash used in operation during the six months ended June 30, 2004 and 2003 consisted of:

	Three months ended March 31,

	2004	2003

Cash received from customers	$ 3,536	$ 1,852
Cash paid to employees and vendors	(3,861)	(2,425)
Interest received	9	2
Interest paid	(34)	(4)

Net cash used in operations	$ (350)	$ (575)

Net cash provided by (used in) investing activities was $(225,000) and $12,000 in the six months ended June 30, 2004 and 2003, respectively. In the six months ended June 30, 2004, $225,000 was used for the purchase of additional software, equipment and intangible assets. In the six months ended June 30, 2003, $51,000 was received from the maturity of a certificate of deposit. In addition to the maturity of the certificate of deposit, $13,000 was received from the sale of long-term assets and $52,000 was used for the purchase of additional equipment and intangible assets.

Net cash used in financing activities was $17,000 and $33,000 in the six months ended June 30, 2004 and 2003, respectively. In the six months ended June 30, 2004, net cash used in financing activities resulted from $41,000 in principal payments made on capital leases offset by $24,000 in receipts for the Company’s common stock resulting from the exercise of stock options. In the six months ended June 30, 2003, net cash used in financing activities resulted from $83,000 in principal payments made on capital leases and $50,000 received from the issuance of a note payable.

We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Financial results have been improving and we were profitable and cash flow positive in the quarter ended June 30, 2004. We expect to remain profitable and cash flow positive in future quarters. Assuming operations continue as expected we will generate positive cash flows in the future. We do not currently anticipate a need for significant capital expenditures. However, there are still many challenges to achieving this goal and the achievement is by no means assured. Should our goal of achieving positive cash flow not be met we may need to raise additional capital to meet our long-term operating requirements.

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

The following table summarizes the contractual obligations and commercial commitments entered into by the Company.

	Payments Due by Period

Contractual Obligations	Total	2004	2005	2006	2007	2008	2009

Operating leases	$ 956	$ 96	$227	$233	$250	$100	$50
Operating agreements	69	36	33

Total Contractual Cash
Obligations	$1,025	$132	$260	$233	$250	$100	$50

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of the Annual Report on Form 10-K, filed with the SEC on March 30, 2004. We believe those areas subject to the greatest level of uncertainty are the allowance for doubtful accounts and depreciation of fixed and intangible assets.

Allowance for Doubtful Accounts

The estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the aging categories are updated. Except were specific information indicates otherwise, the following rates were applied against the total balance due from the client when they had an amount in the applicable aging category as of the date the reserve analysis was performed:

	As of June 30,
	2004	2003

Current	0%	0%
Past due 1-30 days	0%	0%
Past due 31-60 days	25%	25%
Past due 61-90 days	50%	50%
Past due greater than 90 days	100%	100%

Additional metrics related to the allowance for doubtful accounts are as follow:

	As of June 30,
	2004	2003

Reserve balance	$113,000	$62,000
% Of overall AR reserved	5.1%	10.5%
Days sales outstanding	65	52

Over the past year both accounts receivable and the allowance have increased. The allowance has been increased at a slower rate than accounts receivable, which has resulted in a decrease in the overall percentage reserved. This trend results from the recovery of the economic downturn that occurred in 2001. We do not expect to see this trend continue but rather expect our overall reserve balance will stabilize around the 5-7% range as the economy stabilizes. Any increase in the rates used to calculate the reserve would result in the recognition of additional bad debts expense and reduce the net accounts receivable balance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

None

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s cash equivalents are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of June 30, 2004, however, the Company’s cash equivalents mature within one month. As of June 30, 2004, the Company believes the reported amounts of cash equivalents to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the reports we file or submit under the Exchange Act.

(b)	Changes in Internal Controls

During the quarter ended June 30, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As of the date hereof, there is no material litigation pending against the Company. From time to time, the Company may be a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Changes in Securities

On March 31, 2004, we filed a draft registration statement on Form S-1 with the Securities and Exchange Commission (SEC) covering 776,690 shares of unregistered common stock issued in the December 2003 private investment, 381,250 shares of unregistered common stock issued upon the conversion of notes payable, 182,729 shares of unregistered common stock issuable pursuant to outstanding warrants, and 200,000 shares held by the company’s CEO, Tim Choate, to facilitate future sales, if any, pursuant to the registration statement on Form S-1 once declared effective by the SEC. On July 28, 2004 we filed an amended registration statement. The amended registration statement is currently under review by the SEC.

(c)	Sales of Unregistered Securities

On April 27, 2004, 20,833 shares were issued pursuant to the exercise of a warrant issued in connection with the Convertible Note Purchase Agreement, dated as of July 1, 2003, by and between the company and certain investors. The issuance described in this Section was made pursuant to Rule 506 of Regulation D as the warrant holder is an accredited investor.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2004 Annual Meeting of Shareholders held on June 8, 2004, Timothy C. Choate, John B. Balousek, Eric Helgeland and Robert W. Wrubel were each elected as a director of the company, to serve until the next Annual Meeting of Shareholders and until his successor is elected and qualified. In addition, our shareholders ratified the selection of Moss Adams LLP as the company’s independent accountant.

(a)	Election of a Board of Directors consisting of the following four (4) directors:

NAME	VOTES FOR	VOTES WITHHELD
Timothy C. Choate	3,991,952	4,782
John B. Balousek	3,970,884	25,850
Eric Helgeland	3,970,884	25,850
Robert W. Wrubel	3,970,884	25,850

(b)            The proposal to ratify the selection of Moss Adams LLP as the company's independent auditors passed with the following vote results: 3,968,483 for; 25,851 against; 2,400 abstain; and 0 broker non-votes.

ITEM 5.    OTHER INFORMATION

BUSINESS

Overview

We are a results-based advertising network that distributes advertisements for direct marketing advertisers across a network of third-party websites and company-owned and licensed email lists. For advertisers, the Aptimus Network offers a high volume, high quality, Internet-based distribution channel to present their advertisements across a broad audience of users on websites and email lists. Advertisers pay us only for the results that we deliver. We then share a portion of the amounts we bill our advertiser clients with the third-party website owners or "publishers" and email list owners on whose web properties and email lists we distribute the advertisements. While this "revenue share" approach is our primary payment model, we will as an alternative occasionally pay website owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the website. Advertisers generally pay us based on one of the following approaches:

•	when a user opens an advertisement served by us with a "click" of the cursor on the user's computer screen (a "cost per click" pricing model);

•	when a user opens an advertisement served by us, expresses his or her interest in the advertisement by providing certain information desired by the advertiser such as the user's name and address, and then submits that information to us or the advertiser directly by "clicking" the submit button on the computer screen (a "cost per lead" pricing model);

•	when a user opens an advertisement and orders the advertised product or service by providing the desired information such as a name, postal address and payment, and then submits the order to us or the advertiser directly by "clicking" the submit button on the computer screen (a "cost per acquisition" or "percentage of revenue" pricing model);

•	when an advertisement is displayed on a user's computer screen (a "cost per impression" pricing model), or;

•	any combination of the pricing models described above;

As a result, advertisers can refine their offers and payment models to achieve their specific objectives. For website publishers and email list owners, the Aptimus Network generates high revenues per impression while promoting compelling offers from recognized brand advertisers in graphical formats that complement the publishers' sites and add value for their customers. At the core of the Aptimus Network is a proprietary, patent-pending technology and direct marketing approach called Dynamic Revenue Optimization(TM), which determines through computer-based logic on a real-time basis the best advertisements in our system, in terms of response history and value, for promotion on each individual website and in each email sent to generate the greatest user response and highest revenue possible for that specific website or email placement. The technology is designed to enhance results for our advertiser clients by presenting offers that are most liely to be of interest in front of specific customers, while maximizing revenues for our distribution publishers and us. Our primary offer presentation formats include cross-marketing promotions at the point of registration or other transactional activity on websites, online advertising programs, and email marketing campaigns.

Company History

Aptimus began in 1994 as the FreeShop division of Online Interactive, Inc. This division was spun-off from Online Interactive, Inc. in 1997 as FreeShop International, Inc., and later became FreeShop.com, Inc. FreeShop was an online direct marketing website connecting marketers and consumers in an innovative new approach made possible by the Internet. The concept was to take advantage of the Internet's ability to quickly link advertisers and individual consumers to increase the efficacy of direct marketing campaigns by allowing consumers to pick and choose the promotional offers they actually wanted from direct marketers. This site-centric approach led to our growth through our initial public offering in 1999 and into 2000. The core of our business model was the lead generation business, a decades-old two-step marketing process where marketers offer a free trial, sample or information as a first step to acquiring a new customer. By the year 2000, our lead generation business was surrounded by advertising and sponsorship opportunities, which eventually grew to 65% of our revenues in the second quarter of 2000.

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

While we faced major challenges in 2000 and our results suffered, we maintained our aggressive posture and focused on what we know best - online direct marketing. Toward that end, beginning in June 2000, we undertook an evaluation of all aspects of how we do business. Through this effort, we made a number of determinations and commitments that formed the basis of our strategy going forward.

•	We determined that revenue streams from advertising and sponsorship opportunities were declining quickly and would not likely return to their earlier levels for some time to come. Those revenue streams were critical to making rapid growth via our site-centric approach possible, given the high marketing and infrastructure costs of growing a website audience.

•	We determined that our lead generation business remained viable, since direct marketing in general continued to prosper, most direct marketers recognized the importance of the Internet as a key part of their distribution mix, and the core of our traditional direct marketer client base remained in place.

•	We determined that all major sites throughout the industry would be feeling the same impacts on advertising spending, and thus would be seeking alternative revenue-generation opportunities such as results-based pricing (where fees are paid on a per-lead or other results basis).

•	We determined that our direct marketing clients could be served even better by our placement of their offers in relevant context through other companies' websites and e-mail channels, without Aptimus spending the significant resources required to continue to maintain and grow our own website audiences.

As a result of these determinations, we made a shift to a network strategy beginning in the Summer of 2000, placing direct marketing clients' offers in contextually relevant locations on publisher websites throughout the Internet. Consistent with this new strategy, in October 2000, we renamed our company Aptimus, Inc., and named our network the Aptimus Network.

From the summer of 2000 to the summer of 2001, we laid the foundation for our new network business model, and also reevaluated and changed all aspects of our company in the process. We exited the website business and terminated most of the contracts that were tied to our website business. We also reduced our staff from a high of 215 to 28 at the end of 2001 primarily through restructuring plans implemented in February of 2001 and June of 2001. In addition, in November 2001, we completed a major issuer tender offer, acquiring 9,230,228 shares of our outstanding common stock, or approximately 69.87% of our outstanding shares as of November 15, 2001. The issuer tender offer was completed to increase the upside potential for continuing shareholders who believed in the future of online direct marketing and our company while simultaneously allowing shareholders who desired to exit the stock to do so at a substantial premium to market prices at the time.

As of the summer of 2001, we completed our transition to a network business.

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

Traditional Direct Marketing

Traditional direct marketing media include direct mail, telemarketing, newspaper, magazine, radio and television advertising. Although traditional direct marketing is effective and widely used, it presents a number of challenges for marketers and consumers alike. Traditional direct marketers generally lack specific and timely information on a particular consumer's immediate interests. Given the costs associated with traditional direct marketing, which typically include printing, data processing, postage, assembly, labor, telecommunications, and facilities, as well as the recent introduction of the FTC's "do not call" registry, low response rates can make the process inefficient.

Online Direct Marketing

Online direct marketing media include banner advertisements, interstitials, advertorials, text-links, pop-ups, targeted e-mail solicitations and website sponsorships. We believe that online direct marketing is more efficient than traditional direct marketing because online offers avoid expenses associated with physical advertising such as production costs, mailing expenses, and personnel expenses associated with individual telemarketing calls, while allowing offers to be tailored to the interests of specific demographic groups drawn to particular websites. Further, user data input capabilities enable easier and faster customer response. In addition, online direct marketing:

•	allows direct marketers to communicate directly with customers by email;

•	facilitates instantaneous data and feedback on marketing campaigns;

•	provides direct marketers with multiple performance-based payment models; and

•	enables highly customized marketing campaigns.

Even with these advantages, direct marketers face challenges in realizing the full potential of the Internet as a marketing medium. With millions of websites, of which only a fraction have significant audiences, it is difficult for marketers to decide where to spend their marketing budgets. Even leading brand name marketers who build their own websites must find ways to attract a sizeable audience. In addition, financial hurdles presented by rapidly evolving technologies such as updating archaic computer and legacy data entry systems, may impede conventional direct marketers from successfully extending their activities to the Internet. Also, a number of new applications, such as programs that block pop-up ads have recently emerged and are becoming more widely used. Similarly, there is evolving popular dissatisfaction with some of the more intrusive methods of online advertising, such as pop-ups and unsolicited email. These technologies, together with evolving consumer sentiment, may diminish the value of placing online advertisements, particularly in the pop-up and email format, and discourage online advertising in general. Finally, federal and state laws have been implemented or are being implemented that would limit the use of e-mail advertising and the collection of personal data that has previously been used to help target offers. For example, the Controlling The Assault of Non-Solicited Pornography and Marketing Act of 2003, popularly described as the CAN SPAM Act, has placed strict limitations on how and to whom commercial email solicitations can be delivered. As a result, the number of consumers to whom direct marketers can legitimately communicate by email has been significantly reduced.

The Aptimus Solution

We have developed an effective performance-based advertising network. The Aptimus Network generates high volumes of quality orders for leading marketers, by presenting their offers across a broad network of web site publishers and email lists. At the same time, the Aptimus Network provides incremental revenue benefits to its web site publishers, generating attractive revenues per impression for its key formats, while saving the publisher the risk and cost of supporting additional internal advertising sales and information technology personnel.

Marketers pay only for the results they achieve on a cost per click, cost per lead, percentage of revenue, cost per acquisition, or cost per impression basis, as well as combinations of those models. As a result, marketers can refine their offers and payment models to achieve their specific objectives.

The Aptimus Network is focused primarily on advertising placements at the points of various transactional activities on web sites where consumers are more active and, thus, more likely to respond to offers from marketers. Key formats include cross-marketing promotions at the point of registration, login, download or other transactional activities on web sites. The Aptimus Network also includes other online advertising formats and e-mail marketing campaigns.

Dynamic Revenue OptimizationTM

At the core of the Aptimus Network is a proprietary, patent-pending technology and direct marketing approach called Dynamic Revenue Optimization (DRO), which automatically determines through computer-based logic on a real-time basis the best offers from among the total offers in our rotation, in terms of response history and value, for promotion on each publisher's web site and in each e-mail sent. The technology is designed to optimize results for our advertiser clients by presenting offers that are most likely to be of interest to specific customers, while maximizing revenues for our publishers and us. The system can target offers on a real time basis based on any information the user has submitted in the transaction process where our offer page is located. For example, male users on a particular publisher's site may have a different response history to our offers than the site's female visitors. Our system can tailor the offer mix displayed on the site depending on the gender of the user to assure the highest response rate possible. Other useful targeting variables include age and physical address among others.

Our Dynamic Revenue Optimization system measures every offer in every ad position on a revenue per impression basis. Then, the offers with greater revenues per impression for that specific position automatically receive more exposure there, while lower performing offers receive less exposure. The analytics are continuously updated to quickly identify the performance of new offers and to adjust and improve the performance of every placement.

Revenues per impression are determined based on response rate to each offer in each position multiplied by the fee for that response, whether the advertiser is paying a fee per click, a fee per lead, a fee per acquisition or based on any other measurable outcome. This approach is more flexible than other response based systems that usually focus on one payment model exclusively, such as the cost per click approach of paid search networks.

Because DRO depends on consumer response as a central factor, the system automatically improves the targeting of each offer based on consumer behavior, emphasizing the offers that have generated the highest level of response in each location for that category of offer, target consumer and web site. This aspect of our algorithm ensures that offers are placed in front of a receptive audience. But consumer response is only one factor in determining offer placement. DRO also factors in the price per result paid by each advertiser. Offers are thus prioritized based on revenue received by us in combination with consumer response to the offers. For example, if two offers each generate 100 orders per 1,000 impressions and one advertiser is paying $1 per order and the other advertiser is paying $2 per order, DRO will emphasize the offer paying $2 per impression. Similarly, if between these two offers, the first receives 30 orders and the second receives 100 orders each per 1,000 impressions, and the first pays $10.00 per order and the second $2.00 per order, DRO will emphasis the first, higher paying offer even though it gets a fraction of the orders the second offer receives per 1,000 impressions. This is so because the higher paying offer generates more total revenue per 1,000 impressions than the lower paying offer. This dynamic creates a competitive environment where advertisers have an incentive to pay us higher fees to ensure priority placement of their offer along with creating offers of high interest to consumers.

Benefits to Consumers

We present our offers from leading brands to consumers, allowing consumers to easily select and respond to the offers that are of greatest interest to them. Because the Aptimus Network prioritizes offers in each location based on actual response behavior in that location, consumers are more likely to find offers of unique interest and value to them since they are likely to have interests in common with others who have come to the same location. In addition, we present our offers in brief, easy to read text that is accompanied by an HTML image of the advertised product or service. While we can support the placement of many offers on a page, we have found that users prefer and respond best if presented with relatively few offers on a page. And consistent with our desire to maintain a user-friendly process, our offer pages are intuitive and easy to navigate and users are never forced or required to order something before proceeding to the next step in the transaction process.

Benefits to Advertisers

We benefit advertisers by offering a flexible, cost effective way to acquire new customers online. The Aptimus Network presents their offers across a broad selection of web site publishers, and our Dynamic Revenue Optimization approach automatically determines where the most responsive customers are for each offer. Advertisers pay us solely based on the results achieved for them, on a cost per click, cost per lead, cost per order, or other payment model that makes the most sense for them. Thus, advertisers can test new marketing programs with us with little to no risk, and with the potential for high volume results for the best performing offers.

Benefits to Publishers

We work closely with publishers to identify key areas of their web sites that have the most profit potential, and then dynamically serve targeted offers into those placements on an ongoing basis. Publishers share in the results achieved, and we do all of the work to manage the placements, advertiser sales, order taking, optimization, billing, etc. We also assume the collection risk so that our publishers do not have to be concerned about receiving payment.

The transaction-related positions on our publishers' web sites that we prefer are different than the targeted positions of other ad networks such as Google or aQuantive. The Aptimus Network generates attractive revenues per impression while keeping consumers at the publisher's web site, rather than clicking them away to the web site of a sponsoring advertiser, which is disruptive to the consumer's experience and counter to the publisher's interests.

Strategy

Our objective is to be the performance-based advertising network on the Internet preferred by advertisers and web site publishers alike. We intend to achieve this objective by the following key strategies:

Grow Web Site Publisher Base

We intend to continue to grow our web site distribution network as our primary emphasis in 2004, now that we have an established technology platform and a growing base of advertiser clients with both continuing and campaign-based customer acquisition goals. Our Dynamic Revenue Optimization system generates attractive revenues per impression. Our main emphasis then is to increase those impressions. Our key target distribution publishers are large web site properties with significant volumes of transactional activities such as registrations, log-ins, downloads, auction bids, and other processes where users are performing a transaction of some form. We are also seeking major brand distribution publishers in key interest categories to continue to attract more and new types of major brand clients.

Expand Client Base

We believe that we provide advertisers with a cost-effective alternative to traditional direct marketing and, as a result, we have a significant opportunity to increase the number of direct marketing clients we serve. In particular, we are seeing more national consumer brand companies seeking Internet-based direct marketing vehicles, and we plan to initiate new relationships and expand our existing relationships with these companies. We continue to focus our sales staff on broadening relationships with existing advertiser clients and acquiring new advertiser clients. We plan to continue to expand and refine the services we offer to our clients, including:

•	enhanced marketing programs,

•	new methods of presenting offers, and

•	expanded data-gathering options.

Finally, we also offer our services to advertising and direct marketing agencies as a solution for their client companies to access consumers on the Internet.

Increase Revenues Per Impression

Our Dynamic Revenue Optimization technology platform automatically maximizes revenues through a patent-pending algorithmic approach. As discussed, the algorithm ranks offers based on two independent factors: (i) the number of responses (what we call "orders") the offer receives, and (ii) the revenues received by us per response. As one or both of these factors increase, the algorithm places the offer incrementally more prominently versus offers not ranked as highly by the algorithm. Over time, as we continue to add new clients and competitive offers, our system should automatically increase our revenues for a given number of impressions based on the revenue optimizing basis of our algorithm. In addition, clients have an incentive to make their offers more attractive to consumers and increase the fees they pay to us per order, as the revenue results per impression for their offer will be a key factor in determining the exposure of their offer. We also offer marketers tools to dynamically test new offer formats and versions, such as different graphics or text, to improve the response rate to their preferred offer in the Aptimus Network.

Sales and Marketing

Client Base Development

We sell our solutions to advertiser clients primarily through a sales and marketing organization comprised of Aptimus employed sales staff based in our San Francisco office. As part of our strategy to increase our client base, we intend to expand our sales force and client account management teams on an as needed basis. In addition, we work extensively with advertising agencies, which often act as "offer aggregators" bringing multiple new clients and offers to us simultaneously. Relationships with key advertising agencies have enabled us to expand our base of clients and offers more rapidly, without having to expand our internal sales team as quickly or as much as might otherwise be required.

Publisher Base Development

We have a dedicated business development team who target and offer web sites the opportunity to participate in the Aptimus Network. Since our preferred transaction-oriented placements are not the more traditional banner and skyscraper placements sought by our competitors such as Google and aQuantive, we have learned that the publisher sales process can take weeks or even months to complete from initial contact to the date our offers are live on the publisher's site. Our business development employees work closely with our publishers and potential publishers to determine the most advantageous offer placements and presentation formats, often monetizing previously untapped content and traffic. Our technology platform continually and dynamically analyzes consumer response to offers presented on each publisher web site in order to optimize results on each of those sites. We also experiment with multiple overall presentation formats and placements to maximize revenues for our publishers.

Operations and Technology

We have implemented a broad array of offer presentation, dynamic optimization, customer service, transaction processing and reporting systems using both proprietary and licensed technologies. The Aptimus Network resides on a proprietary platform that is flexible, reliable and scalable. We believe that our system can support millions of consumers and large numbers of advertiser clients and web site distribution publishers. Our proprietary network has been developed using both data and process engineering approaches to ensure a comprehensive and reliable architecture. We have filed a non-provisional patent application with the US Patent and Trademark Office that covers our proprietary offer rotation engine as a whole as well as its various unique component parts. The Aptimus Network technology has been created with four foundation goals in mind:

Flexibility: The network is built entirely in Java, HTML, and XML, and is intended to run across all platforms and networks.

Compatibility: To support the network, we have designed our offer presentation formats to scale easily across publisher websites with a minimum of technical integration required. Since our platform is based on standard open-source code, we have, to date, not encountered any systems incompatibility issues with our clients or publishers. Our offer page is extremely easy for our publishers to implement. Our engineers provide them with a line of code, which typically takes less than an hour for them to fully integrate into their system.

Reliability: We have conducted millions of paid transactions, such as leads and clicks, across our network of publisher sites with a negligible failure rate. All of our data transfers are conducted according to industry-standard security protocols, including Secure Sockets Layer (SSL). In the past three years, we have never encountered an outage exceeding three hours. However, in the event of a longer-term outage in the future, our system is designed to cache incoming data, which can then be processed when our system functionality is restored.

Scalability: All of our technologies are designed for rapid, complete deployment across a large number of distribution publishers. We leverage existing transactional implementations at our distribution publisher web sites to speed the integration process. We have to date not encountered any challenges or limitations to our ability to scale our technology infrastructure to meet the demands of our growing network. We believe that we can support up to five times the current traffic on our network.

The Aptimus Network technology has been designed to evolve with the business and the Internet marketplace.

Competition

While we believe that our DRO technology offers us a significant advantage over any potential competition in the transaction-based environments we prefer, we nonetheless face competition from other online advertising and direct marketing networks for client advertising budgets. Other online advertising networks and performance based marketing providers that advertisers might work with include ValueClick, Google, MaxWorldwide, aQuantive, AskJeeves, FindWhat and Advertising.com, some of which are also publishers or clients of Aptimus. To date, the noted competitors have not introduced a viable dynamic offer rotation solution that competes with us for placement in the transaction-based environments we prefer.

We also compete indirectly for Internet advertising revenues in general with large Web publishers and Web portals, such as America Online, Microsoft Network, and Yahoo!, all of which would also be strong distribution publishers for the Aptimus Network.

Seasonality

We are subject to seasonal and cyclical fluctuations. Continuitytype advertisers generally increase their customer acquisition efforts in the third quarter and early fourth quarter more than at any other time of the year. Further, in the United States Internet user traffic typically subsides during the summer months. Expenditures by advertisers also tend to reflect overall economic conditions as well as individual budgeting and buying patterns of advertisers.

Intellectual Property

We regard our copyrights, service marks, trademarks, pending patents, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, patent and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, publishers and others to protect our intellectual property rights. We have registrations or pending registrations of the trademark "Aptimus" and "The Aptimus Network" in the United States, Australia, Canada, China, the European Union, and New Zealand. We also have a pending non-provisional patent application in the United States and under the Patent Cooperation Treaty for protection in the PCT member states that covers our proprietary offer rotation engine as a whole as well as its various unique component parts. Our intellectual property rights have broad application across all of our business activities.

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

We may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any such license on commercially reasonable terms, if at all, or guarantee that rights granted by any licenses will be valid and enforceable.

Properties

We currently occupy 4,451 square feet in a leased facility in San Francisco, California and 4,200 square feet in a leased facility in Seattle, Washington. The current lease in San Francisco expires in May 2007, and the current lease in Seattle expires in December 2009. The leased facilities are adequate for our needs.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1*	Second Amended and Restated Articles of Incorporation of registrant.
3.1.1(2)	Articles of Amendment filed September 16, 2000.
3.1.2(6)	Articles of Amendment filed March 29, 2002.
3.2*	Amended and Restated Bylaws of registrant.
4.1*	Specimen Stock Certificate.
4.2*	Form of Common Stock Warrant.
4.3(3)	Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.
10.1*(8)	Form of Indemnification Agreement between the registrant and each of its directors.
10.2*(8)	1997 Stock Option Plan, as amended.
10.3*(8)	Form of Stock Option Agreement.
10.4*	Loan and Security Agreement, dated September 18, 1998, between registrant and Imperial Bank.
10.5*	Lease Agreement, dated September 23, 1997 and amended as of February 16, 1999, between registrant and Merrill Place LLC.
10.5.1*	Second Amendment to Lease, dated November 30, 1999, between registrant and Merrill Place LLC.
10.6(1)(8)	Aptimus, Inc. 2001 Stock Plan.
10.6.1(2)(8)	Form of Stock Option Agreement.
10.6.2(2)(8)	Form of Restricted Stock Agreement (for grants).
10.6.3(2)(8)	Form of Restricted Stock Agreement (for rights to purchase).
10.7(4)(8)	Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate
10.8(4)(8)	Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant
10.9(4)	Amendment to Lease Agreement, dated October 1, 2002, between registrant and Merrill Place LLC.
10.10(5)	Form of Convertible Note Purchase Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.11(5)	Form of Convertible Secured Promissory Note, dated July 2003, executed by and between the Company and payable to the order of certain investors.
10.12(5)	Form of Common Stock Warrant, dated July 2003, by and between the Company and certain investors.
10.13(5)	Form of Security Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.14(5)	Form of Registration Rights Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.15(10)	Agreement of Lease, dated as of April 29, 2004, by and between Sixth and Virginia Properties and the Company.
10.16(9)	Stock Purchase Agreement, dated as of December 4, 2003, by and between the Company and certain investors.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor and Forward-Looking Statements Risk Factors

_________________

*	Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).

(1)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, dated May 17, 2001.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2001.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 28, 2003.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2003.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 15, 2002.
(7)	Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(8)	Management compensation plan or agreement.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 30, 2004
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 17, 2004.

(b)	Reports on Form 8-K

April 26, 2004 – earnings release for quarter ended March 31, 2004
May 25, 2004 – press release raising guidance for 2004
July 22, 2004 – earnings release for quarter ended June 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTIMUS, INC.

Date: August 16, 2004	/s/ John A. Wade Name: John A. Wade Title: Chief Financial Officer, authorized officer and principal financial officer