Form 10-Q
period 2004-09-30
APTIMUS INC
filed 2004-11-15
CIK 1087277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________.

Commission file number 0-28968

APTIMUS, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State of other jurisdiction of incorporation)	91-1809146 Employer Identification No.)

100 Spear Street, Suite 1115
San Francisco, CA 94105
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

        The number of shares of the registrant’s Common Stock outstanding as of November 12, 2004 was 5,862,757.

APTIMUS, INC.

INDEX TO THE FORM 10-Q
For the quarterly period ended September 30, 2004

Page

PART 1 -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets as of September 30, 2004 and December 31, 2003	1

Statements of Operations for the three and nine months ended September 30, 2004 and 2003	2

Condensed Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	3

Notes to Unaudited Financial Statements	4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4.	CONTROLS AND PROCEDURES	21

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	22

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5.	OTHER INFORMATION	22

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	30

SIGNATURES	32

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

APTIMUS, INC.
BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30, 2004	December 31, 2003

ASSETS
Cash and cash equivalents	$ 2,214	$ 2,368
Accounts receivable, net	2,698	919
Prepaid expenses and other assets	111	166

Total current assets	5,023	3,453
Fixed assets, net	438	408
Intangible assets, net	21	30
Long-term investments	40	40
Deposits	44	44

	$ 5,566	$ 3,975

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$ 869	$ 636
Accrued and other liabilities	560	259
Current portion of capital lease obligations	--	101

Total current liabilities	1,429	996

Convertible notes payable, net of unamortized discount	--	267

Total Liabilities	1,429	1,263

Commitments and contingent liabilities (note 6)

Shareholders' equity
Common stock, no par value; 100,000 shares authorized, 5,789 and
5,213 issued and outstanding at September 30, 2004 and December
31, 2003, respectively	63,422	63,098
Additional paid-in capital	2,644	2,679
Accumulated deficit	(61,929)	(63,065)

Total shareholders' equity	4,137	2,712

	$ 5,566	$ 3,975

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Revenues	$4,441	$ 1,405	$9,223	$ 3,254
Operating expenses:
Cost of revenues	2,064	552	4,056	961
Sales and marketing	664	310	1,623	981
Connectivity and network costs	214	278	603	905
Research and development	158	132	461	401
General and administrative	399	335	1,128	1,014
Depreciation and amortization	49	68	198	257
Loss (gain) on disposal of long-term	--	(4)	1	40
assets

Total operating expenses	3,548	1,671	8,070	4,559

Operating income (loss)	893	(266)	1,153	(1,305)
Interest expense	--	12	34	16
Interest income	8	5	17	7

Net income (loss)	$ 901	$ (273)	$1,136	$(1,314)

Earnings (loss) per share:
Basic	$ 0.16	$(0.06)	$ 0.20	$(0.31)

Diluted	$ 0.13	$(0.06)	$ 0.16	$(0.31)

Weighted average shares outstanding:
Basic	5,748	4,270	5,547	4,237
Diluted	7,167	4,270	7,080	4,237

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 1,136	$(1,314)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	198	257
Bad debt expense	147	25
Amortization of deferred compensation	--	19
(Gain) loss on disposal of long-term assets	--	40
Amortization of discount on notes payable	3	--
Changes in assets and liabilities:
Accounts receivable	(1,926)	(445)
Prepaid expenses and other assets	55	112
Accounts payable	173	450
Accrued and other liabilities	301	27

Net cash provided by (used in) operating activities	87	(829)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(251)	(61)
Proceeds from disposal of long-term assets	41	17
Payments for intangible assets	(9)	(35)
Proceeds from sale of short-term investments	--	51

Net cash used in investing activities	(219)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases	(41)	(103)
Proceeds from line-of-credit	--	100
Proceeds from convertible notes payable	--	305
Issuance of common stock, net of issuance costs	19	28

Net cash provided by (used in) financing activities	(22)	330

Net decrease in cash and cash equivalents	(154)	(527)

Cash and cash equivalents at beginning of period	2,368	667

Cash and cash equivalents at end of period	$ 2,214	$ 140

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2004. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2004.

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

Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF Issue No. 99-19). Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Publisher fees on the Statement of Operations. Aptimus shares a portion of the amounts it bills its advertiser clients with the third-party website owners or “publishers” and email list owners on whose web properties and email lists Aptimus distributes the advertisements. While this “revenue share” approach is Aptimus’ primary payment model, it will as an alternative occasionally pay website owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the website. Email based campaigns that are sent to Company owned lists do not have publisher fees associated with them.

The Company has evaluated the guidance provided by EITF Issue No. 99-19 as it relates to determining whether revenue should be recorded gross or net for the payments made to network publishers and opt-in email list owners. The Company has determined the recording of revenues gross is appropriate based upon the following factors:

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

In addition to lead generation revenues, the Company earns revenues from list rental activities. List rental revenues are received from the rental of customer names to third parties through the use of list brokers. Revenue from list rental activities are recognized in the period the payment is received due to uncertainty surrounding the net accepted number of names.

3.	STOCK COMPENSATION

At September 30, 2004, the Company had two stock-based employee compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2004. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard(SFAS) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation for the applicable periods:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Net income (loss), as reported	$901	$(273)	$1,136	$ (1,314)

Add: Total stock-based employee compensation
expense, included in the determination of net
income as reported, net of related tax effects	--	16	--	17
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(124)	(98)	(366)	(187)

Pro forma net income (loss)	$777	$(355)	$770	$ (1,484)

Earnings per share:
Basic - as reported	$0.16	$(0.06)	$0.20	$ (0.31)

Basic - pro forma	$0.14	$(0.08)	$0.14	$ (0.35)

Diluted - as reported	$0.13	$(0.06)	$0.16	$ (0.31)

Diluted - pro forma	$0.11	$(0.08)	$0.11	$ (0.35)

Amounts included in the statement of operations for equity based compensation is as follows, in thousands:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

General and administrative	$ --	$ 16	$ --	$ 17

4.	NET EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of the numerators and denominators in the basic and diluted earnings (loss) per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation as their effect on earnings (loss) per share is anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Numerator:
Net income (loss) (A)	$ 901	$ (273)	$1,136	$(1,314)
Denominator:
Weighted average outstanding shares of common stock (B)	5,748	4,270	5,547	4,237
Weighted average dilutive effect of options to
purchase common stock	1,291	--	1,285	--
Weighted average dilutive effect of shares to be
issued on conversion of convertible notes payable	--	--	109	--
Weighted average dilutive effect of warrants to
purchase common stock	128	--	139	--

Weighted average common stock and common stock
equivalents (C	7,167	4,270	7,080	4,237

Earnings (loss) per share:
Basic (A/B)	$ 0.16	$(0.06)	$ 0.20	$(0.31)

Diluted (A/C)	$ 0.13	$(0.06)	$ 0.16	$(0.31)

Antiidilutive securities excluded consist of the
following:
Options to purchase common stock	62	1,613	62	1,613
Shares to be issued on conversion of convertible
note payable	--	381	--	381
Warrants to purchase common stock	--	127	--	127

	62	2,121	62	2,121

5.	CONVERTIBLE NOTE PAYABLE

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

Future minimum lease payments under the non-cancelable operating leases are as follows (in thousands).

Three months ending December 31, 2004	$ 44
Twelve months ending December 31, 2005	227
Twelve months ending December 31, 2006	233
Twelve months ending December 31, 2007	250
Twelve months ending December 31, 2008	100
Twelve months ending December 31, 2009	50

Total minimum lease payments	$ 904

The office space lease for the Seattle office can be terminated with six months notice starting June 30, 2007. Upon such early termination, a termination fee equal to the unamortized portion of the costs of commissions paid to the broker, the moving allowance, and actual tenant improvement costs incurred by the owner would become due.

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

Guarantees and Indemnifications

The following is a summary of our agreements that the Company has determined are within the scope of Interpretation No. 45 (FIN 45), which are separately grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

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

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in the single operating segment of results based advertising services.

For the quarters ended September 30, 2004 and 2003 the Company’s ten largest clients accounted for 73.9 % and 75.0% of revenue, respectively. During the quarter ended September 30, 2004, Advertising.com, Inc. accounted 25.9% of revenue, Quinstreet, Inc. accounted for 12.4% of revenue and no other client accounted for more than 10% of revenue. During the quarter ended September 30, 2003 The Proctor & Gamble Company accounted for 34.8% of revenue, CNET Networks, Inc. accounted for 11.5% of revenue and no other client accounted for more than 10% of revenue. For the nine months ended September 30, 2004 and 2003 the Company’s ten largest clients accounted for 66.0% and 65.1% of revenue, respectively. During the nine months ended September 30, 2004, Advertising.com accounted 24.5% of revenue and no other client accounted for more than 10% of revenue. During the nine months ended September 30, 2003 The Proctor and Gamble Company accounted for 19.0% of revenue and no other client accounted for more than 10% of revenue.

The Company has no operations outside of the United States and no significant amount of revenues are derived from outside of the United States.

8.	SUBSEQUENT EVENTS

In connection with the private placement completed in December 2003, the Company agreed to file a resale registration statement by March 31, 2004, and to bring such registration effective within 120 days of initial filing. In the event that this registration statement is not declared effective within 120 days, the Company could be subject to a monthly penalty of approximately $41,250 until such date, as the SEC shall declare the registration statement effective. The Company has sought and has received a written 45-day waiver of the penalty from a majority of the investors, which is sufficient under the definitive agreement to bind all investors. The 45-day waiver extended the date the registration statement was required to be effective to September 13, 2004. On November 12, 2004 the registration statement on Form S-1A was declared effective. The investors therefore have a right to require payment of penalties of approximately $41,250 per month, or approximately $1,375 per day, from September 13, 2004 until the date the registration statements was declared effective. As of November 12, 2004, the potential penalty obligation resulting from the delay in bringing the registration statement on Form S-1A effective within the contractually mandated timeframe is approximately $81,125.

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

Today, we are a results-based advertising network that distributes advertisements for direct marketing advertisers across a network of third-party web sites and company-owned and licensed email lists. For advertisers, the Aptimus Network offers an Internet-based distribution channel to present their advertisements to users on web sites and email lists. Advertisers pay us only for the results that we deliver. We then share a portion of the amounts we bill our advertiser clients with the third party web site owners or “publishers” and email list owners on whose web properties and email lists we distribute the advertisements. While this “revenue share” approach is our primary payment model, we will as an alternative occasionally pay web site owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the web site. Historically, fixed fee arrangements with our publishers have accounted for less than 3% of our overall publisher fees. Because fixed fee arrangements have an inherent risk of distribution costs exceeding the ultimate revenue generated, we will continue to structure substantially all of our distribution contracts on a revenue share basis.

Advertisers generally pay us based on one of the following approaches:

•	when a user opens an advertisement served by Aptimus with a “click” of the cursor on the user’s computer screen (a “cost per click” pricing model);

•	when a user opens an advertisement served by Aptimus, expresses his or her interest in the advertisement by providing certain information desired by the advertiser such as the user’s name and email address, and then submits that information to Aptimus or the advertiser directly by “clicking” the submit button on the computer screen (a “cost per lead” pricing model);

•	when a user opens an advertisement and orders the advertised product or service by providing the desired information such as a name, postal address and payment, and then submits the order to Aptimus or the advertiser directly by “clicking” the submit button on the computer screen (a “cost per acquisition” or “percentage of revenue” pricing model);

•	when an advertisement is displayed on a user's computer screen (a "cost per impression" pricing model); or

•	any combination of the pricing models described above.

As a result, advertisers can refine their offers and payment models to achieve their specific objectives. For web site publishers and email list owners, we believe the Aptimus Network generates high revenues for publishers or email list owners while promoting offers from recognized brand advertisers in graphical formats that complement the publishers’ sites and add value for their customers. At the core of the Aptimus Network is a database configuration and software platform and direct marketing approach for which we have filed a non-provisional business method patent application called Dynamic Revenue Optimization™, which determines through computer-based logic on a real-time basis the best advertisements in our system, in terms of response history and value, for promotion on each individual web site and in each email sent that over time it calculates will generate the greatest user response and revenue potential for that specific web site or email placement. The technology is designed to enhance results for our advertiser clients by presenting the offers in our database that are more likely to be of interest in front of specific customers, while enhancing revenues for our distribution publishers and us. Our lead quality control efforts include real-time validation of postal address, email address and telephone number so that only leads with valid data are passed along to our clients. Our primary offer presentation formats include cross-marketing promotions at the point of registration or other transactional activity on web sites, online advertising programs, and email marketing campaigns. As the network aspects of our business have experienced more rapid growth than our email marketing campaigns, the percentage contribution of email to our overall revenues has declined to approximately 13% of overall revenue as of the end of the third quarter of 2004. Because our focus has shifted away from email marketing toward our network approach, we anticipate that network growth will continue while the revenue from email campaigns, will remain close to current levels. We anticipate email will gradually contribute lower percentages of revenue for the foreseeable future as network revenues are expected to increase.

The growth of our email marketing campaigns also may be limited by the effect of ISPs limiting access to their networks. For example, Yahoo has periodically placed a temporary block on mailings from one of our lists, and Earthlink, USA.net and Juno have blocked our mailings on a permanent basis. Together these temporary or permanent blocks have affected approximately 2.1 million names in our aggregate email database of approximately 30 million names. In addition, we have voluntarily stopped or limited sending emails to subscribers of certain ISPs as we work to secure agreements with them to allow our emails to reach their subscribers unimpeded. The only significant ISPs to whom we have voluntarily stopped mailing are Hotmail and MSN, to which we stopped mailing in August 2003 and which together represent approximately 12.8 million names in our aggregate database. We stopped mailing to MSN and Hotmail upon their request. Our discussions with Microsoft and a third-party email validation service provider, Ironport, to clear our lists for mailing to Hotmail and MSN users have proven inconclusive to date, and we do not expect to agree in the near future and possibly ever on acceptable terms to resume mailing. Out of an aggregate email database of approximately 30 million names, we do not mail to approximately 17 million names either due to ISP blocks or voluntary action on our part. Our advertisements typically appear on a dedicated offer page where no other advertisements or editorial content is presented. The number of advertisements displayed on the page ranges from one to as many as twenty or more. They can appear in a single column or in two columns and the method of selecting advertisements can either be in a check box or a yes/no button format. All of these elements are variables that we can change on the fly. We have found that different publisher web sites will generate different results with the same offer format. Our ability to test offer formats on a publisher-by-publisher basis allows us to present the optimally performing format in terms of user response and value for each individual publisher in our network.

We believe that users are more inclined to respond to our clients’ advertisements in an environment where they are engaged in some form of transaction, the logic being a consumer is more likely to take the additional action of responding to an ad when he or she is in a transaction frame of mind. We thus strive to have our offers displayed in environments on our publishers’ web sites where consumers are taking some form of action. Actions can include when a user registers to be included in a web site community or to receive a newsletter, when a user logs in to a site where he or she is already registered, when a user downloads a software program or other product, and when a user completes an online survey. In identifying potential publisher sites to contract with, a key consideration for us is the number of registrations, logins, downloads or other form of user transactions taking place on the site. The more user transactions, the more desirable that publisher is for inclusion in our network.

Given the importance transacting consumers are to our business, a key focus of ours has been expanding the number of publishers in our network. To this end, we have added five employees to our business development team since early December 2003. They are solely dedicated to identifying publishers for potential inclusion in our network, engaging those publishers in negotiations and contracting with them on mutually acceptable terms. Prior to hiring our first fully dedicated business development employee in December 2003, our business development efforts were performed on a part-time basis by Tim Choate, our CEO, and Dave Davis, our General Counsel. Because we remain at an early stage in the focused development of our distribution network, our lead volumes are concentrated among a limited number of top performing publishers. For the year ended December 31, 2003, user leads from our top five largest website publishers accounted for 41.0% of our total revenue. For the nine months ended September 30, 2004, user leads from our top five largest website publishers accounted for 47.6% of our total revenue, with the top publisher accounting for 28.8% of revenues. No other publisher accounted for more than 10% of revenues in the nine-month period ending September 30, 2004. While our goal is to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our revenue for the foreseeable future.

In respect to advertising clients, we distinguish between advertisers with consistent, year-round lead acquisition requirements and advertisers with periodic, campaign-based lead acquisition requirements. We refer to the former as “continuity” clients and the latter as “campaign” clients. We highly value continuity clients given their predictable lead acquisition requirements and advertising budgets. Advertising.com and the individual advertisers whose lead acquisition programs we source through Advertising.com are examples of continuity clients. While continuity clients tend to have regular spending patterns, we do observe an increase in spending by some clients in the third and fourth quarters in anticipation of the holiday shopping season. Many of our continuity clients will run the same offers without interruption all year for multiple years. Offers creative or ad copy may be periodically refreshed and updated, but the basic offers remain the same. Other continuity clients will have multiple offers of limited duration running with us at any one time. New offer campaigns may come on line as others may expire, but the overall business continues uninterrupted all year long.

Our campaign clients are also very important to us. Their lead acquisition requirements are typically tied to broader product-specific, coordinated marketing programs that use other media in addition to the Internet to touch and acquire consumers. Their budgets for individual campaigns can be very large, but their size and timing are largely out of the company’s ability to control or predict. Individual campaigns are tied solely to a client’s internal budgeting and product marketing plans. Proctor & Gamble is an example of a campaign client. We ran a number of campaigns for Proctor & Gamble in the third quarter of 2003, which resulted in significant revenues from this client for that quarter. Yet, we had no new business from P&G in the fourth quarter of that year causing our top-line revenues to decline somewhat although our core continuity business grew. We have received additional P&G campaign contracts in 2004, but we cannot predict whether it will continue at current levels, increase or decrease over the balance of the year.

Over the past three years, accounts receivable has increased and the allowance for doubtful accounts has remained relatively consistent. This trend results from the recovery from the economic downturn that occurred in 2001. We do not expect to see this trend continue but rather expect our overall reserve balance will stabilize around 5-7% range as the economy stabilizes.

The limited three-year history of the business, together with the evolving nature of results-based online advertising in general, makes it difficult to identify business metrics other than total revenue and profitability that will prove useful if consistently applied over the long term. For example, identifying the number of new publisher sites added to our network in a quarter can be misleading. Because impressions play an important role in our performance, the addition of ten publishers each with relatively few impressions may not be as meaningful to the company as the addition of one publisher with high impression volumes. Similarly, identifying the total number of impressions can be misleading, since we have found that depending on the site and the placement within that site revenues per impression can vary widely. The type of impression makes a difference in performance of each impression. For example, a pop-up advertising impression that appears at the end of a user visit to a publisher’s site may occur with high frequency, but is likely to generate a limited number of orders and thus lower average revenue for the company. On the other hand, transaction-based impressions – where an advertisement is displayed in the middle of a registration process for example – may be fewer in number, but they usually generate higher average revenues.

Identifying average revenue for each lead or other paid action on a quarterly basis is likely to be confusing as well. Lead fees our clients pay vary widely based on the specific offer and offer requirements. Also, our Dynamic Revenue Optimization system is designed to maximize revenues per impression regardless of the payment model a client uses, basing its calculations on the combination of the responses an offer generates in each placement and the value of those responses. Thus, a popular offer with a lower lead fee can achieve greater exposure than less popular offers with higher lead fees. We thus do not find our average lead fee a useful indicator of the health or prospects of the business.

Our most effective placement on publishers’ websites is at the point of a transaction where we host an offer page that is included as an intermediate step in the user initiated transaction process. We define a transaction as a registration, download or other active participation point on a publisher website. We consider these transaction-oriented web site placements our core placements, and they are thus the focus of our model and are referred to in this Quarterly Report as our “core placements”. Our offers also appear in other formats where we either do not host the offer page or the page that we do host is not included as an intermediate step in a transaction process. These other formats, which are collectively referred to in this Quarterly Report as “other placements”, include pop-ups and pop-unders, log-ins, thank you pages, and non-hosted pages with unrelated editorial and advertising content. The overall performance of these other placements has been widely variable historically, yet the supply of impressions in these other formats on a publisher’s site can be substantial.

Our website publishers measure our performance by comparing the revenue per thousand impression results to other available revenue generating solutions. An impression occurs each time an offer is displayed on a user’s computer screen. While we do not use average revenue per impression or per lead in evaluating the performance of our business, website publishers do use this metric in comparing various advertising options. Publishers can source advertisements directly from advertisers and agencies, they can contract with advertising networks like our network to satisfy their advertising requirements or they can do a combination of both. Revenue per impression is used almost exclusively by publishers when comparing the relative benefits of these various options. In addition, because of its value as a marketing tool to the publisher base, industry analysts find revenue per impression data useful. We thus have regularly provided data on average revenues per impression in our public filings, intend to do so in the future and discuss average revenues per impression in our Results of Operations below.

However, the most important, consistent and reliable business metrics management considers in determining the health of the business are revenues and net profit (loss).

In the quarters ended September 30, 2004 and 2003 our ten largest clients accounted for 73.9 % and 75.0% of our revenues, respectively. During the quarter ended September 30, 2004, Advertising.com, Inc. accounted 25.9% of our revenues, Quinstreet, Inc. accounted for 12.4% of our revenue and no other client accounted for more than 10% of our revenues. During the quarter ended September 30, 2003 The Proctor & Gamble Company accounted for 34.8% of our revenues, CNET Networks, Inc. accounted for 11.5% of our net revenues and no other client accounted for more than 10% of our revenues. For the nine months ended September 30, 2004 and 2003 our ten largest clients accounted for 66.0% and 65.1% of our revenues, respectively. During the nine months ended September 30, 2004, Advertising.com accounted 24.5% of our revenues and no other client accounted for more than 10% of our revenues. During the nine months ended September 30, 2003 The Proctor and Gamble Company accounted for 19.0% of our revenues and no other client accounted for more than 10% of our revenues. The percentage of revenue represented by our ten largest clients when compared to the same quarter of 2003 has remained relatively consistent. We expect our revenues to be composed of a similar mix of large and small advertiser clients in the immediate future.

Our business operated at a loss and generating negative cash flows from operations, since inception through March 31, 2004. As of September 30, 2004, we had an accumulated deficit of approximately $61.9 million. We achieved positive earnings and cash flows for the quarter ended September 30, 2004 and expect to achieve positive earnings and cash flows for the year ending December 31, 2004 and future years. However, there are still many challenges to achieving this goal and the achievement is by no means assured.

On March 31, 2004, we filed a draft registration statement on Form S-1 with the Securities and Exchange Commission (SEC) covering 776,690 shares of unregistered common stock issued in the December 2003 private investment, 381,250 shares of unregistered common stock issued upon the conversion of notes payable, 182,729 shares of unregistered common stock issuable pursuant to outstanding warrants and an additional 200,000 shares held by the company’s CEO, Tim Choate, to facilitate future sales, if any, pursuant to the registration statement on Form S-1A once declared effective by the SEC. In the period since March 31, 2004, certain investors holding shares resulting from the above-noted conversion of notes payable sold an aggregate of 27,000 shares of unregistered common stock pursuant to Rule 144. On November 12, 2004 the registration statement, as amended, was declared effective.

RESULTS OF OPERATIONS

Revenues

We derive our revenues primarily from response-based advertising contracts. Leads are obtained through promoting our clients’ offers across our Aptimus Network of web site publishers and opt-in email lists. Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with EITF Issue No. 99-19. Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Cost of revenues on the Statement of Operations.

(In thousands, except percentages	2003	2004	Percentage Increase

Three months ended September 30,	$1,405	$4,441	216.1%
Nine months ended September 30,	$3,254	$9,223	183.4%

	Nine months ending September 30,

Revenue Per Thousand Impression (CPM) (In thousands, except percentages and CPM data)	2003	2004	Percentage Increase (Decrease)

Core placement CPM	$ 118.15	$ 373.60	216%
Core placement page impressions	1,847	14,034	660%
Percentage of revenue from core placements	6.7%	56.9%	748%
Other placement CPM	$ 14.40	$ 20.16	40%
Other placement page impressions	83,376	97,996	18%
Percentage of revenue from other placements	36.9%	21.4%	(42)%
Percentage of revenue from email programs	56.3%	20.2%	(64)%

The current quarter continued a trend of growth in revenues. Revenues grew 49.2% from the second to third quarter of 2004, 64.8% from the first to the second quarter of 2004 and 37.1% from the fourth quarter of 2003 to the first quarter of 2004. It is expected that revenues will continue to grow as we increase our client and publisher network, although at a lower percentage rate than during the three quarters of the year. The average revenue per thousand impressions for both core and other placements increased as a result of further refinements of our Dynamic Revenue Optimization technology and a higher performing offer mix. The increase in page impressions was the result of adding more publishers to the Aptimus Network and adding additional placements within existing publisher websites. We have added five new employees to our business development staff since the beginning of December 2003, whose job is to identify publishers for potential inclusion in our network, engage those publishers in negotiations and contract with them on mutually acceptable terms. Our plan is to continue to expand our network with new distribution publishers and client offers. Revenue from email programs in the current quarter remained relatively consistent with the third quarter of 2003. As a percentage of revenue it has decreased as a result of the increase in website based programs.

As a percentage of revenue, our revenues from campaign-type clients, whose programs are for limited time periods due to promotional, budgetary or other reasons, were $639,000 and $796,000, or 7% and 25% of revenues, respectively, in the nine months ended September 30, 2004 and 2003, respectively and $356,000 and $657,000 or 8% and 47% of revenues, respectively, in the three months ended September 30, 2004 and 2003, respectively. The decrease in the percent of revenue derived from campaign-type clients in the first nine months of 2004 as compared to the comparable period in 2003 is a result of continuity-type revenues increasing and a particularly large campaign in the third quarter of 2003. We expect campaign-oriented revenues to make up less than 10% of our revenues in the future as we continue to focus our efforts developing continuity-type relationships.

The average number of emails sent per month in the first nine months of 2004 decreased by 59% to 204 million from 499 million for the same period in 2003 as we entirely eliminated use of our third-party bulk mail service providers, reduced the frequency of our mailings each month, began using our Dynamic Revenue Optimization system in conjunction with our mailings and focused our mailings on the most responsive users within our email database. This decrease in email volume was offset by a 148% increase in email revenue per thousand impressions to $1.01, compared to $0.41 for the corresponding period in 2003.

Our revenues came mostly from our core base of continuity type clients, which seek new customers year-round and generally have ongoing programs with Aptimus.

It is expected that revenues will continue to grow but they may not grow at the same exceptional rate as they have during the past nine months.

Cost of revenue

Cost of revenues consist of fees owed to network distribution publishers and opt-in email list owners based on revenue generating activities created in conjunction with these publishers.

(In thousands, except percentages)	2003	% of revenue	2004	% of revenue	Percentage Increase

Three months ended September 30,	$552	39.3%	$2,064	46.5%	273.9%
Nine months ended September 30,	$961	29.5%	$4,056	44.0%	322.1%

Cost of revenues has increased primarily as a result of the increase in total revenue. Cost of revenues has increased on a percentage of revenue basis, as a result of the growth in web site network revenues outpacing the growth of our email based revenues. The effective rate at which we share revenues for email based revenue is lower than that of web site network based revenues as a result of our ownership of a large portion of the names mailed to and that we deduct the cost of delivering the emails before calculating the fees due publishers for email based revenues. Publisher fees are expected to increase further as a percentage of revenues as revenues increase and are expected to normalize at around 47% of revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs.

(In thousands, except percentages)	2003	% of revenue	2004	% of revenue	Percentage Increase

Three months ended September 30,	$310	22.1%	$ 664	15.0%	114.2%
Nine months ended September 30,	$981	30.1%	$1,623	17.6%	65.4%

The increase in sales and marketing expenses was a result of increases in sales commissions due to increased sales, increases in bad debt expense, hiring of additional business development and sales employees and costs associated with a bonus plan implemented for 2004. These items accounted for 25%, 18%, 39 and 13% of the increase in expense, respectively. It is expected that sales and marketing expenses will increase further in the fourth quarter due to increased sales commissions on higher revenues, increased outbound marketing of our EasyJoin process, and the hiring of additional employees.

Connectivity and Network Costs

Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs and personnel costs.

(In thousands, except percentages)	2003	% of revenue	2004	% of revenue	Percentage Increase

Three months ended September 30,	$278	19.8%	$214	4.8%	(23.	0)%
Nine months ended September 30,	$905	27.8%	$603	6.5%	(33.	4)%

This decrease was primarily the result of decreases in connectivity and email delivery costs, which were offset by increases in labor costs, maintenance agreement costs and address verification costs. As a percentage of the total change in this account these factors accounted for 67%, 125%, (65%), (10%) and (4%), respectively. In addition to these items there were some minor increases and decreases in other categories that accounted for an additional (3%)

of the change in this account. The decrease in connectivity cost resulted from moving our network production environment in-house. In the first seven months of 2003 the network production environment was hosted by EDS Corporation. Similarly, the decrease in email delivery costs was a result of moving the remaining email programs in-house in January 2004. In 2003, a third party performed the majority of the email delivery. The increase in labor costs is a result of pay reductions, which were in place in the first quarter of 2003, the 2004 bonus plan and the hiring of an additional network engineer in the second quarter of 2004. The amount of wages reduced in the last quarter of 2002 and the first quarter of 2003 were paid to employees in the first quarter of 2004. When this reduction in wages was implemented there was no guarantee or commitment that the amounts would be paid. In 2004 it was decided to pay a bonus equal to the amount of wages reduced in 2002 and 2003 to those employees who had remained with the Company. The increased maintenance is related to additional maintenance contracts on hardware and software. Address verification costs are campaign related and vary from month to month depending on the number of offers requiring this service. Connectivity and network costs for the fourth quarter of 2004 is expected to be similar to amounts recorded in the current quarter.

Research and Development

Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems.

(In thousands, except percentages)	2003	% of revenue	2004	% of revenue	Percentage Increase

Three months ended September 30,	$132	9.4%	$158	3.6%	19.7%
Nine months ended September 30,	$401	12.3%	$461	5.0%	15.0%

This increase in research and development expense was primarily due to increases in labor costs. The increase in labor costs is a result of pay reductions, which were in place in the first quarter of 2003 and the last quarter of 2002 and the 2004 bonus plan. The wages reduced in the last quarter of 2002 and the first quarter of 2003 were paid to employees in the first quarter of 2004 and senior executives in the second quarter of 2004. When this reduction in wages was implemented there was no guarantee or commitment that the amounts would be paid. In 2004 it was decided to pay a bonus equal to the amount of wages reduced in 2002 and 2003 to those employees who had remained with the Company. Research and development expense for the fourth quarter of 2004 is expected to be similar to amounts recorded in the current quarter.

General and Administrative

General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs, business taxes and professional service fees.

(In thousands, except percentages)	2003	% of revenue	2004	% of revenue	Percentage Increase

Three months ended September 30,	$ 335	23.8%	$ 399	9.0%	19.1%
Nine months ended September 30,	$1,014	31.2%	$1,128	12.2%	11.2%

The increase in general and administrative expense was due to increases in labor costs, increases in business taxes and increases in shareholder relations costs. The increase in labor costs is a result of pay reductions, which were in place in the first quarter of 2003 and the last quarter of 2002 and the 2004 bonus plan. The wages reduced in the last quarter of 2002 and the first quarter of 2003 were paid to senior executives in the second quarter of 2004. When this reduction in wages was implemented there was no guarantee or commitment that the amounts would be paid. In 2004 it was decided to pay a bonus equal to the amount of wages reduced in 2002 and 2003 to those employees who had remained with the Company. The increase in business taxes has occurred in both the San Francisco and Seattle locations. In San Francisco business taxes are based on labor costs, which have increased from the prior year. In Seattle business taxes are based on revenue, which have increased from the prior year. Shareholder relations costs have increased as a result of hiring an outside shareholder relations firm in November 2003. Total general and administrative expenses for the fourth quarter of 2004 are expected to be similar to amounts recorded in the current quarter.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property and purchased email lists.

(In thousands, except percentages)	2003	% of revenue	2004	% of revenue	Percentage Increase

Three months ended September 30,	$ 68	4.8%	$ 49	1.1%	(27.	9)%
Nine months ended September 30,	$257	7.9%	$198	2.1%	(23.	0)%

Depreciation and amortization has decreased from the prior year primarily as a result of the completion of depreciation of the leasehold improvements at our prior location and disposal of some trade show equipment. Depreciation and amortization is expected to be slightly higher in the fourth quarter compared to the current quarter as a result of some new computer hardware purchases.

Loss (gain) on disposal of long-term assets

Loss (gain) on disposal of long-term assets consists of gains and losses on disposals of assets and impairments on long-term investments. Computer hardware, furniture, and leasehold improvements were retired in the second quarter of 2004, however the majority of the assets were fully depreciated and no material gain or loss was recorded. In the third quarter or 2004, various obsolete trade show booth equipment was retired, however proceeds from the disposal of additional tradeshow equipment and other excess equipment offset the approximate $40,000 net book value of the obsolete trade show booth equipment.

Interest Expense

Interest expense in 2004 results from capital equipment leases and convertible notes payable. The capital equipment leases were paid in full during July 2004 and the convertible notes payable were converted in March 2004. As a result there is no interest expense recorded in the current quarter. Interest expense is expected to be zero in the fourth quarter of 2004.

Interest Income

Interest income results from earnings on our available cash reserves. Interest income totaled $8,000 in the quarter ended September 30, 2004 and $5,000 in the same quarter of 2003. The increase in interest income is primarily a result of increased cash generated from operations and the proceeds from the sale of common stock in December 2003. Interest income in the fourth quarter is expected to be similar to the current quarter, as our cash position is not expected to be substantially different than the cash position at September 30, 2004.

Income Taxes

No provision for federal income taxes has been recorded for any of the periods presented due to our loss position or use of available net operating loss carryforwards. No current or deferred federal income tax expense or benefit has been provided for any of the periods presented as the Company experienced operating losses from inception through the quarter ended March 31, 2004. The Company has provided full valuation allowances on the related net deferred tax assets because of the uncertainty regarding their realizability. Available net operating losses of approximately $1.1 million were utilized to offset the current and deferred federal income tax liability of approximately $360,000 arising from the Company’s profitability during the nine month period ended September 30, 2004. As of September 30, 2004, approximately $58.5 million of net operating losses for federal income tax reporting purposes remain. Should certain changes in our ownership occur, or if such changes have occurred in the past, there could be a limitation on the utilization of our net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Net proceeds from the issuance of stock through September 30, 2004 totaled $67.1 million. As of September 30, 2004, we had approximately $2.2 million in cash and cash equivalents, providing working capital of $3.6 million. No off-balance sheet assets or liabilities existed at September 30, 2004.

Net cash provided by (used in) operating activities was $87,000 and $(829,000) for the nine months ended September 30, 2004 and 2003, respectively. Cash used in operations during the nine months ended September 30, 2004 and 2003 consisted of:

	Nine months ended September 30,

	2003	2004

Cash received from customers	$ 2,809	$ 7,297
Cash paid to employees and vendors	(3,636)	(7,197)
Interest received	7	17
Interest paid	(9)	(30)

Net cash provided by (used in) operations	$ (829)	$ 87

Net cash used in investing activities was $219,000 and $28,000 in the nine months ended September 30, 2004 and 2003, respectively. In the nine months ended September 30, 2004, $260,000 was used for the purchase of additional software, equipment and intangible assets. These purchases were offset by the receipt of $41,000 in proceeds related to the disposal of equipment. In the nine months ended September 30, 2003, $51,000 was received from the maturity of a certificate of deposit. In addition to the maturity of the certificate of deposit, $17,000 was received from the sale of long-term assets and $96,000 was used for the purchase of additional equipment and intangible assets.

Net cash provided by (used in) financing activities was $(22,000) and $330,000 in the nine months ended September 30, 2004 and 2003, respectively. In the nine months ended September 30, 2004, net cash used in financing activities resulted from $41,000 in principal payments made on capital leases, offset by $19,000 in net receipts for the Company’s common stock resulting primarily from the exercise of stock options. In the nine months ended September 30, 2003, net cash provided by financing activities resulted from receipt of $305,000 from the issuance of convertible notes payable, receipt of $100,000 on a line-of-credit, and $28,000 in net receipts for the Company’s common stock resulting primarily from the exercise of stock options. Offsetting the amounts was principle payments of $103,000 made on capital leases.

We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through December 31, 2005. This is based on the amount of cash used in operating and investing activities during the year ended December 31, 2003, current cash balances and expectations of operating results for the balance of 2004. Financial results have been improving and we were profitable and generated a positive cash flow from operations for the nine months ended September 30, 2004 and we expect to remain profitable and to continue to generate a positive cash flow from operations in the future. We do not currently anticipate a need for significant capital expenditures. In the event that we are able to maintain a positive cash flow from operations we expect our current cash will be sufficient to meet our anticipated cash needs for working capital and capital expenditures indefinitely. However, there are still many challenges to achieving this goal and the achievement is by no means assured. Should our goal of maintaining a positive cash flow from operations not be met we may need to raise additional capital to meet our long-term operating requirements.

Our cash requirements depend on several factors, including the rate of market acceptance of our services and the extent to which we use cash for acquisitions and strategic investments. Although, no acquisitions or major strategic investments are currently planned, unanticipated expenses, poor financial results or unanticipated opportunities requiring financial commitments could give rise to earlier financing requirements. In addition, we do not currently anticipate any expenditure outside the ordinary course of business in pursuing the market strategies described in this prospectus. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. The delisting from the Nasdaq SmallCap Market may make raising additional capital more difficult. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

The following table summarizes the contractual obligations and commercial commitments entered into by the Company, in thousands.

	Payments Due by Period

			Year ending December 31,

Contractual Obligations	Total	Three months ending December 31, 2004	2005	2006	2007	2008	2009

Operating leases(1)	904	44	227	233	250	100	50

Operating agreements(2)	131	22	79	30	--	--	--

Total Contractual Cash
Obligations	$1,035	$66	$306	$263	$250	$100	$50

(1)	These commitments relate to the leasing of our offices in Seattle and San Francisco. We expect to fund these commitments with existing cash and cash flows from operations.

(2)	These commitments relate to connectivity and collocation contracts. We expect to fund these commitments with existing cash and cash flows from operations.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of the Annual Report on Form 10-K, filed with the SEC on March 30, 2004. We believe those areas subject to the greatest level of uncertainty are the allowance for doubtful accounts and depreciation of fixed and intangible assets. In addition to those areas subject to the greatest level of uncertainty revenue recognition is also considered a critical accounting policy.

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year’s presentation. Amounts previously included in the statement of operations as partner fees have been reclassified to cost of revenues for all periods presented. Cost of revenues consists entirely of the reclassified partner fees. Included in cost of revenues are fees to web site publishers and email list owners participating in our network. Costs associated with connectivity and support of the network infrastructure are not included in cost of revenues. These costs are classified in connectivity and network costs as they are considered more as fixed costs than a variable cost of revenue.

Revenue Recognition

The Company currently derives revenue from providing response-based advertising programs through a network of web site and email distribution publishers.

Revenue earned for response-based advertising through the Aptimus network is based on a fee per lead and is recognized when the lead information is delivered to the client. Revenue earned for email mailings can be based on a fee per lead, a percentage of revenue earned from the mailing, or a cost per thousand emails delivered. Revenue from email mailings delivered on a cost per thousand basis is recognized when the email is delivered. Revenues from email mailings sent on a fee per lead or a percentage of revenue earned from the mailing basis are recognized when amounts are determinable, generally when the customer receives the leads.

Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with EITF Issue No. 99-19. Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Publisher fees on the Statement of Operations. Aptimus shares a portion of the amounts it bills its advertiser clients with the third-party web site owners or “publishers” and email list owners on whose web properties and email lists Aptimus distributes the advertisements. While this “revenue share” approach is Aptimus’ primary payment model, it will as a rare alternative pay web site owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the web site. Email based campaigns that are sent to Company owned lists do not have publisher fees associated with them.

The Company has evaluated the guidance provided by EITF Issue No. 99-19 as it relates to determining whether revenue should be recorded gross or net for the payments made to network publishers and opt-in email list owners. The Company has determined the recording of revenues gross is appropriate based upon the following factors:

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

In addition to response-based advertising revenues, the Company earns revenue from list rental activities. List rental revenues are received from the rental of customer names to third parties through the use of list brokers. Revenue from list rental activities are recognized in the period the payment is received due to uncertainty surrounding the net accepted number of names.

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

	As of September 30,
	2003	2004

Current	0%	0%

Past due 1-30 days	0%	0%

Past due 31-60 days	25%	25%

Past due 61-90 days	50%	50%

Past due greater than 90 days	100%	100%

Additional metrics related to the allowance for doubtful accounts are as follow:

	As of September 30,
	2003	2004

Reserve balance	$60,000	$120,000

% Of overall AR reserved	5.94.3%	4.3%

Days sales outstanding(1)	62	56

(1)	Days sales outstanding is calculated by dividing net accounts receivable by revenue for the preceding quarter divided by the number of days in the preceding quarter.

As of September 30, 2004 and 2003, reserves were based on applying the standard rates to the aging categories as no specific accounts were identified as needing to be reserved.

Over the past year both accounts receivable and the allowance have increased. The allowance has increased at a slightly slower rate than the accounts receivable, which has resulted in a slight decrease in the overall percentage reserved. This trend results from continued focus on credit and collections. We do not expect to see this trend continue but rather expect our overall reserve balance will stabilize around the 4-6% range. As a result of our focus on credit and collections we believe the 4-6% range is a more accurate expectation of reserve balances, although they could be reduced further or increase again should future information indicate a need to do so. Any increase in the rates used to calculate the reserve would result in the recognition of additional bad debts expense and reduce the net accounts receivable balance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

None

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s cash equivalents are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of September 30, 2004, however, the Company’s cash equivalents mature within one month. As of September 30, 2004, the Company believes the reported amounts of cash equivalents to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Changes in Internal Controls

During the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2004, we filed a draft registration statement on Form S-1 with the Securities and Exchange Commission (SEC) covering 776,690 shares of unregistered common stock issued in the December 2003 private investment, 381,250 shares of unregistered common stock issued upon the conversion of notes payable, 182,729 shares of unregistered common stock issuable pursuant to outstanding warrants, and 200,000 shares held by the company’s CEO, Tim Choate, to facilitate future sales, if any, pursuant to the registration statement on Form S-1A once declared effective by the SEC. In the period since March 31, 2004, certain investors holding shares resulting from the above-noted conversion of notes payable sold an aggregate of 27,000 shares of unregistered common stock pursuant to Rule 144. On November 12, 2004 the registration statement, as amended, was declared effective.

(c)	Sales of Unregistered Securities

On July 14, 2004, 16,668 shares were issued pursuant to the exercise of a warrant issued in connection with the Convertible Note Purchase Agreement, dated as of July 1, 2003, by and between the company and certain investors. The issuance described in this Section was made pursuant to Rule 506 of Regulation D as the warrant holder is an accredited investor.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

(a)

BUSINESS

Overview

        We are a results-based advertising network that distributes advertisements for direct marketing advertisers across a network of third-party web sites and company-owned and licensed email lists. Advertisers pay us only for the results that we deliver through one of four pricing models – (i) cost per click, (ii) cost per lead, (iii) cost per acquisition or (iv) cost per impression. We then share a portion of the amounts we bills our advertiser clients with publishers and email list owners on whose web properties and email lists we distribute the advertisements. In addition, we occasionally pay web site owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the web site.

        At the core of the Aptimus Network is a database configuration and software platform and direct marketing approach for which we have filed a non-provisional business method patent application called Dynamic Revenue Optimization™, which determines through computer-based logic on a real-time basis the advertisements in our system, in terms of response history and value, for promotion on each individual web site and in each email sent to generate the greatest user response and revenue potential for that specific web site or email placement.

Company History

        Aptimus began in 1994 as the FreeShop division of Online Interactive, Inc. This division was spun-off from Online Interactive, Inc. in 1997 as FreeShop International, Inc., and later became FreeShop.com, Inc. FreeShop was an online direct marketing web site connecting marketers and consumers in an innovative new approach made possible by the Internet. The concept was to take advantage of the Internet’s ability to quickly link advertisers and individual consumers to increase the efficacy of direct marketing campaigns by allowing consumers to pick and choose the promotional offers they actually wanted from direct marketers. This site-centric approach led to our growth through our initial public offering in 1999 and into 2000. The core of our business model was the lead generation business, a decades-old two-step marketing process where marketers offer a free trial, sample or information as a first step to acquiring a new customer. By the year 2000, our lead generation business was surrounded by advertising and sponsorship opportunities, which eventually grew to 65% of our revenues in the second quarter of 2000.

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

        While we faced major challenges in 2000 and our results suffered, we maintained our aggressive posture and focused on what we know best — online direct marketing. Toward that end, beginning in June 2000, we undertook an evaluation of all aspects of how we do business. Through this effort, we made a number of determinations and commitments that formed the basis of our strategy going forward.

•	We determined that revenue streams from advertising and sponsorship opportunities were declining quickly and would not likely return to their earlier levels for some time to come. Those revenue streams were critical to making rapid growth via our site-centric approach possible, given the high marketing and infrastructure costs of growing a web site audience.

•	We determined that our response-based advertising business remained viable, since direct marketing in general continued to prosper, most direct marketers recognized the importance of the Internet as a key part of their distribution mix, and the core of our traditional direct marketer client base remained in place.

•	We determined that all major sites throughout the industry would be feeling the same impacts on advertising spending, and thus would be seeking alternative revenue-generation opportunities such as results-based pricing (where fees are paid on a per-lead or other results basis).

•	We determined that our direct marketing clients could be served even better by our placement of their offers in relevant context through other companies’ web sites and email channels, without Aptimus spending the significant resources required to continue to maintain and grow our own web site audiences.

        As a result of these determinations, we made a shift to a network strategy beginning in the Summer of 2000, placing direct marketing clients’ offers in contextually relevant locations on publisher web sites throughout the Internet. Consistent with this new strategy, in October 2000, we renamed our company Aptimus, Inc., and named our network the Aptimus Network.

        From the summer of 2000 to the summer of 2001, we laid the foundation for our new network business model, and also reevaluated and changed all aspects of our company in the process. We exited the web site business and terminated most of the contracts that were tied to our web site business. We also reduced our staff from a high of 215 to 28 at the end of 2001 primarily through restructuring plans implemented in February of 2001 and June of 2001. In addition, in November 2001, we completed a major issuer tender offer, acquiring 9,230,228 shares of our outstanding common stock, or approximately 69.87% of our outstanding shares as of November 15, 2001, at a price per share of $0.48. The tender offer was designed to provide liquidity to shareholders who wished to sell their investment in us at a slight premium to market. In addition, management believed that the then current share price discounted the long-term value of our stock and, therefore, a buy-back would also be beneficial to remaining shareholders. The issuer tender offer was completed to increase the upside potential for continuing shareholders who believed in the future of online direct marketing and our company while simultaneously allowing shareholders who desired to exit the stock to do so at a substantial premium to market prices at the time.

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

Traditional Direct Marketing

        Traditional direct marketing media include direct mail, telemarketing, newspaper, magazine, radio and television advertising. Although traditional direct marketing is effective and widely used, it presents a number of challenges for marketers and consumers alike. Traditional direct marketers generally lack specific and timely information on a particular consumer’s immediate interests. Given the costs associated with traditional direct marketing, which typically include printing, data processing, postage, assembly, labor, telecommunications, and facilities, as well as the recent introduction of the FTC’s “do not call” registry, low response rates can make the process inefficient.

Online Direct Marketing

        Online direct marketing media include banner advertisements, interstitials, advertorials, text-links, pop-ups, targeted email solicitations and web site sponsorships. We believe that online direct marketing is more efficient than traditional direct marketing because online offers avoid expenses associated with physical advertising such as production costs, mailing expenses, and personnel expenses associated with individual telemarketing calls, while allowing offers to be tailored to the interests of specific demographic groups drawn to particular web sites. Further, user data input capabilities enable easier and faster customer response. In addition, online direct marketing:

•	allows direct marketers to communicate directly with customers by email;

•	facilitates instantaneous data and feedback on marketing campaigns;

•	provides direct marketers with multiple performance-based payment models; and

•	enables highly customized marketing campaigns.

        Even with these advantages, direct marketers face challenges in realizing the full potential of the Internet as a marketing medium. With millions of web sites, only a fraction of which have significant audiences, it is difficult for marketers to decide where to spend their marketing budgets. Even leading brand name marketers who build their own web sites must find ways to attract a sizeable audience. In addition, financial hurdles presented by rapidly evolving technologies such as updating archaic computer and legacy data entry systems, may impede conventional direct marketers from successfully extending their activities to the Internet. Also, a number of new applications, such as programs that block pop-up ads have recently emerged and are becoming more widely used. Similarly, there is evolving popular dissatisfaction with some of the more intrusive methods of online advertising, such as pop-ups and unsolicited email. These technologies, together with evolving consumer sentiment, may diminish the value of placing online advertisements, particularly in the pop-up and email format, and discourage online advertising in general. Finally, federal and state laws have been implemented or are being implemented that would limit the use of email advertising and the collection of personal data that has previously been used to help target offers. For example, the Controlling The Assault of Non-Solicited Pornography and Marketing Act of 2003, popularly described as the CAN SPAM Act, has placed strict limitations on how and to whom commercial email solicitations can be delivered. As a result, the number of consumers to whom direct marketers can legitimately communicate by email has been significantly reduced.

        In addition, we have experienced temporary or permanent blockages of our email advertisements by ISPs and private networks in the past and may experience such blockages in the future. And as of August 2003, we have voluntarily stopped sending emails to subscribers of Hotmail and MSN as we work to secure an agreement with Microsoft and its third-party validation service provider, Ironport, to allow our emails to reach their subscribers unimpeded. These ISPs collectively represent approximately 12.8 million individual users in our aggregate email database of approximately 30 million individual users. Efforts by ISPs and private networks to limit or restrict a material portion of our emails, if successful, could result in lower revenues to the Company and cause our business to suffer.

The Aptimus Solution

        We have developed an effective performance-based advertising network. The Aptimus Network generates orders for marketers by presenting their offers across a network of web site publishers and email lists that we believe encompass a broad demographic of users from sites focused on personal finance, electronics and technology, health and fitness to sites devoted to games and trivia, hobbies, news and online community. At the same time, the Aptimus Network provides incremental revenue benefits to its web site publishers, enabling revenue generation for its key formats, while saving the publisher the risk and cost of supporting additional internal advertising sales and information technology personnel. Our revenues per thousand page impressions or CPM, a standard measurement of value for Internet-based companies, for the nine-month period ending September 30, 2004 averaged $373.60 for our core placements within a transaction process and $20.16 for our other, non- transaction related placements. Moreover, our real-time data validation capabilities filter the data users input and reject orders containing information which appears to be invalid so that we only deliver orders to our advertising clients that have been prescreened for data quality. For the year ended December 31, 2003 and the nine-months ended September 30, 2004, user leads from our top five largest website publishers accounted for 41.0% and 47.6% of our total revenues, respectively. Of the top five publishers in the nine-month period ending September 30, 2004, two accounted for 28.8% and 9.4% of revenues, respectively.

        Marketers pay only for the results they achieve on a cost per click, cost per lead, percentage of revenue, cost per acquisition, or cost per impression basis, as well as combinations of those models. As a result, marketers can refine their offers and payment models to achieve their specific objectives.

        The Aptimus Network is focused primarily on advertising placements at the points of various transactional activities on web sites where consumers are more active and, thus, more likely to respond to offers from marketers. Key formats include cross-marketing promotions at the point of registration, log-in, download or other transactional activities on web sites. The Aptimus Network also includes other online advertising formats and email marketing campaigns.

Dynamic Revenue OptimizationTM

        At the core of the Aptimus Network is a proprietary database configuration and software platform supporting a direct marketing approach for which we have filed a non-provisional business method patent application called Dynamic Revenue Optimization™, which automatically determines through computer-based logic on a real-time basis the offers from among the total offers in our rotation, in terms of response history and value, for promotion on each publisher’s web site and in each email sent. The technology is designed to optimize results for our advertiser clients by presenting offers that we believe are most likely to be of interest to specific customers, while maximizing revenues for our publishers and us. The system can target offers on a real time basis based on any information the user has submitted in the transaction process where our offer page is located. For example, male users on a particular publisher’s site may have a different response history to our offers than the site’s female visitors. Our system can tailor the offer mix displayed on the site depending on the gender of the user to assure the highest response rate possible. Other useful targeting variables include age and physical address among others.

        Our Dynamic Revenue Optimization system measures every offer in every ad position on a revenue generation basis. Then, the offers that generate the greatest revenues for that specific position automatically receive more exposure there, while lower performing offers receive less exposure. The analytics are continuously updated to quickly identify the performance of new offers and to adjust and improve the performance of every placement.

        Revenues for each offer are determined based on response rate to each offer in each position multiplied by the fee for that response, whether the advertiser is paying a fee per click, a fee per lead, a fee per acquisition or based on any other measurable outcome. This approach is more flexible than other response-based systems that usually focus on one payment model exclusively, such as the cost per click approach of paid search networks.

        Because Dynamic Revenue Optimization depends on consumer response as a central factor, the system automatically improves the targeting of each offer based on consumer behavior, emphasizing the offers that have generated the highest level of response in each location for that category of offer, target consumer and web site. This aspect of our algorithm ensures that offers are placed in front of a receptive audience. But consumer response is only one factor in determining offer placement. Dynamic Revenue Optimization also factors in the price per result paid by each advertiser. Offers are thus prioritized based on revenue received by us in combination with consumer response to the offers. For example, if two offers each generate 100 orders per 1,000 impressions and one advertiser is paying $1 per order and the other advertiser is paying $2 per order, Dynamic Revenue Optimization will emphasize the offer paying $2 per order. Similarly, if between these two offers, the first receives 30 orders and the second receives 100 orders each per 1,000 impressions, and the first pays $10.00 per order and the second $2.00 per order, Dynamic Revenue Optimization will emphasis the first, higher paying offer even though it gets a fraction of the orders the second offer receives per 1,000 impressions. This is so because the higher paying offer generates more total revenue per 1,000 impressions than the lower paying offer. This dynamic creates a competitive environment where advertisers have an incentive to pay us higher fees to ensure priority placement of their offer along with creating offers of high interest to consumers.

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

Benefits to Advertisers

        We benefit advertisers by offering a flexible, cost effective way to acquire new customers online. The Aptimus Network presents their offers across a selection of web site publishers, and our Dynamic Revenue Optimization approach automatically determines where the most responsive customers are likely to be for each offer. Advertisers pay us solely based on the results achieved for them, on a cost per click, cost per lead, cost per order, or other payment model that makes the most sense for them. Thus, advertisers can test new marketing programs with us with little to no risk, and with the potential for high volume results for the best performing offers.

Benefits to Publishers

        We work closely with publishers to identify key areas of their web sites that have the most profit potential, and then dynamically serves targeted offers into those placements on an ongoing basis. Publishers share in the results achieved, and we do all of the work to manage the placements, advertiser sales, order taking, optimization, billing, etc.

        The transaction-related positions on our publishers’ web sites that we prefer are different than the targeted positions of other ad networks. The Aptimus Network generates attractive revenues while keeping consumers at the publisher’s web site, rather than clicking them away to the web site of a sponsoring advertiser, which is disruptive to the consumer’s experience and counter to the publisher’s interests.

Strategy

        Our objective is to be the performance-based advertising network on the Internet preferred by advertisers and web site publishers alike. We intend to achieve this objective by the following key strategies:

Grow Web Site Publisher Base

        We intend to continue to grow our web site distribution network as our primary emphasis in 2004, now that we have an established technology platform and a growing base of advertiser clients with both continuing and campaign-based customer acquisition goals. We believe our Dynamic Revenue Optimization system enables us to generate higher revenues than through random placement of offers. Our main emphasis is to increase the number of impressions throughout our network. Our key target distribution publishers are large web site properties with significant volumes of transactional activities such as registrations, log-ins, downloads, auction bids, and other processes where users are performing a transaction of some form. We are also seeking major brand distribution publishers in key interest categories to continue to attract more and new types of major brand clients. These types of clients have products and services that appeal to a broad demographic market, have large advertising budgets, have historically relied on traditional print and electronic distribution channels to advertise and acquire new customers, and are interested in extending their customer acquisition efforts to direct, measurable online marketing programs.

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

        We intend to achieve these objectives by a combination of inquiry and research to determine evolving advertiser and publisher needs, placement opportunities and user interests and then focusing our development resources and efforts on solutions that will support the desired service extensions and enhancements. Finally, we also offer our services to advertising and direct marketing agencies as a solution for their client companies to access consumers on the Internet.

Increase Revenues

        Our Dynamic Revenue Optimization platform is designed to increase revenues through an algorithmic approach. As discussed, the algorithm ranks offers based on two independent factors: (i) the number of responses (what we call “orders”) the offer receives, and (ii) the revenues received by us per response. As one or both of these factors increase, the algorithm places the offer incrementally more prominently versus offers not ranked as highly by the algorithm. Over time, as we continue to add new clients and competitive offers, our system should automatically increase our revenues from others based on the revenue optimizing function of our algorithm. In addition, clients have an incentive to make their offers more attractive to consumers and increase the fees they pay to us per order, as the revenue results for their offer will be a key factor in determining the exposure of their offer. We also offer marketers tools to dynamically test new offer formats and versions, such as different graphics or text, to improve the response rate to their preferred offer in the Aptimus Network.

Sales and Marketing

Client Base Development

        We sell our solutions to advertiser clients primarily through a sales and marketing organization comprised of Aptimus employed sales staff based in our San Francisco office. As part of our strategy to increase our client base, we intend to expand our sales force and client account management teams on an as needed basis. In addition, we work extensively with advertising agencies, which often act as “offer aggregators” bringing multiple new clients and offers to us simultaneously. Relationships with key advertising agencies have enabled us to expand our base of clients and offers more rapidly, without having to expand our internal sales team as quickly or as much as might otherwise be required. We consider our relationships with the agencies we work with to be good. However, use of agencies also can mean that we are paid a lower fee for the leads we generate than if we were to source the offers directly from the advertisers. This is so because the advertisers pay an agency fee to the agencies, which is calculated as a percentage of the total fee payable for the leads we deliver, and which have the effect of reducing the fee we get paid by the sum the advertiser must pay the agency. In addition, use of an agency as an intermediary between the advertiser and us inhibits or prevents the development of direct personal relationships with the advertiser. In the absence of direct personal relationships the potential for account retention and expansion can be limited or eliminated entirely. Finally, our policy is to not sign contracts with agencies that prohibit or restrict our ability to contract directly with the advertisers we source through them or to contract with other agencies to source the same offers from the same advertisers as we source through the first agency. There are no agency contracts currently in place with such limitations.

Publisher Base Development

        We have a dedicated business development team who target and offer web sites the opportunity to participate in the Aptimus Network. Since our preferred transaction-oriented placements are not the more traditional banner and skyscraper placements sought by other ad networks, we have learned that the publisher sales process can take weeks or even months to complete from initial contact to the date our offers are live on the publisher’s site. Our business development employees work closely with our publishers and potential publishers to determine the most advantageous offer placements and presentation formats, often monetizing previously untapped content and traffic. Our technology platform continually and dynamically analyzes consumer response to offers presented on each publisher web site in order to optimize results on each of those sites. We also experiment with multiple overall presentation formats and placements in an attempt to enhance revenues for our publishers.

         On August 17, 2004, we announced the launch of the Aptimus EasyJoin™ program, a new self-service method for website publishers to join the Aptimus Network. Through EasyJoin, publishers can sign up online and quickly build their own placements using the online tools we have developed for that purpose. Publishers can customize the placements to match the look and feel of their individual websites, and the offer layout can be modified to meet the sites individual needs.

Operations and Technology

        We have implemented a broad array of offer presentation, dynamic optimization, customer service, transaction processing and reporting systems using both proprietary and licensed technologies. The Aptimus Network resides on a proprietary platform that is flexible, reliable and scalable. The proprietary elements of our platform we have developed over the past four years include our database configurations, our data models and the software code we have written that retrieves, analyzes and assigns random values to user, offer and placement information, and distributes offers based on that analysis and random valuation. Together we term this combination of proprietary software code, data modeling and database architecture our offer rotation engine and the resulting process Dynamic Revenue Optimization. We believe that our system can support millions of consumers and large numbers of advertiser clients and web site distribution publishers. Our proprietary network has been developed using both data and process engineering approaches to ensure a comprehensive and reliable architecture. We have filed a non-provisional patent application with the US Patent and Trademark Office that covers our proprietary offer rotation engine as a whole as well as its various unique component parts. However, the proprietary elements of our platform will remain proprietary whether or not the US Patent and Trademark Office accepts our application and issues the requested business method patent. The Aptimus Network technology has been created with four foundation goals in mind:

Flexibility: The network is built entirely in Java, HTML, and XML, and is intended to run across all platforms and networks.

Compatibility: To support the network, we have designed our offer presentation formats to scale easily across publisher web sites with a minimum of technical integration required. Since our platform is based on standard open-source code, we have, to date, not encountered any systems incompatibility issues with our clients or publishers. Our offer page is extremely easy for our publishers to implement. Our engineers provide them with a line of code, which typically takes less than an hour for them to fully integrate into their system.

Reliability: We have conducted millions of paid transactions, such as leads, and clicks, across our network of publisher sites with a negligible failure rate. All our data transfers are conducted according to industry-standard security protocols, including Secure Sockets Layer (SSL). In the past three years, we have never encountered an outage exceeding three hours. However, in the event of a longer-term outage in the future, our system is designed to cache incoming data, which can then be processed when our system functionality is restored.

Scalability: All of our technologies are designed for rapid, complete deployment across a large number of distribution publishers. With our single point implementation process, new offers are built quickly and efficiently and go live simultaneously across all our network placements. We have to date not encountered any challenges or limitations to our ability to scale our technology infrastructure to meet the demands of our growing network. We believe that we can support up to five times the current traffic.

        The Aptimus Network technology has been designed to evolve with the business and the Internet marketplace.

Competition

        While we believe that our Dynamic Revenue Optimization technology offers us a significant advantage over any potential competition in the transaction-based environments we prefer, we nonetheless face competition from other online advertising and direct marketing networks for client advertising budgets. Other online advertising networks and performance based marketing providers that advertisers might work with include ValueClick, Google, MaxWorldwide, aQuantive, AskJeeves, FindWhat and Advertising.com. Except for Advertising.com, which represented 25.9% of our revenue in the nine-month period ending September 30, 2004, none of the foregoing entities and no other entity that we would consider a competitor accounted for more than a fraction of one percent of our total revenue at any time. Advertising.com is a continuity client. If Advertising.com were to develop a viable offer rotation solution that competed for placement in the transaction-based environments we prefer, our value as a distribution channel for Advertising.com and the advertisers we source through it that we could not then source either directly or through another agency would diminish or even be eliminated. Finally, we provide Advertising.com with a portion of the consumer information derived from some orders. If Advertising.com chooses to develop a consumer database and establish an email distribution business, they would, in the future, compete with our email distribution lists and the distribution lists that we manage.

        We also compete indirectly for Internet advertising revenues in general with large Web publishers and Web portals, such as America Online, Microsoft Network, and Yahoo!, all of which would also be strong distribution publishers for the Aptimus Network.

Seasonality

        We are subject to seasonal and cyclical fluctuations. Continuity-type advertisers generally increase their customer acquisition efforts in the third quarter and early fourth quarter more than at any other time of the year. Campaign clients generally increase their expenditures on advertising in the third and fourth quarters of their fiscal year, which typically end either on December 31 or June 30 of each calendar year. Further, in the United States Internet user traffic typically subsides during the summer months. Expenditures by advertisers also tend to reflect overall economic conditions as well as individual budgeting and buying patterns of advertisers.

Intellectual Property

        We regard our copyrights, service marks, trademarks, pending patents, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, patent and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, publishers and others to protect our intellectual property rights. We have registrations of the trademark “Aptimus” and the Centaur design in the United States, both of which will expire in 2013 if we do not renew them prior to that time. We have registrations for the trademark “Aptimus” in Australia, Canada, China, and New Zealand, which will respectively expire in 2010, 2019, 2012 and 2007 if we do not renew them prior to their respective expiration dates. And we have a pending registration of the trademark “Aptimus” in the European Union. We also have a pending non-provisional business method patent application in the United States and under the Patent Cooperation Treaty for protection in the PCT member states that covers our proprietary offer rotation engine as a whole as well as its various unique component parts. Our intellectual property rights have broad application across all of our business activities.

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

        We may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any such license on commercially reasonable terms, if at all, or guarantee that rights granted by any licenses will be valid and enforceable. We currently hold perpetual licenses to “off the shelf” software programs developed and distributed by the following vendors: Oracle, Veritas, eGain, Embarcadero, Dell, Sun, Hitachi, Cisco, Foundry, Network Associates and Microsoft. We will be entitled to periodic updates to such programs provided we continue to pay yearly manitenance fees for each. Except for our Microsoft Office and eGain applications where we do not feel paying for annual maintenance services is necessary or useful, we are currently paying yearly maintenance fees for all of the software programs that we currently use and have no current plans to cease paying such yearly maintenance fees. However, if we do elect to cease making such maintenance payments for a particular program, we may no longer be entitled to receive future updates, if any, to that software issued by the copyright holder, nor will we be entitled to free technical support service in the event the need for such support arises.

Financial Information About Geographic Areas

        For the years ended December 31, 2003, 2002 and 2001 revenues attributable to the United States have been $4.6 million, $2.8 million and $1.7 million, or 100%, 97%, and 93%, respectively. For the past three fiscal years all long-lived assets of the Company have been located in the United States.

Employees

        As of November 15, 2004, we had a total of 34 employees. The current employee mix includes 21 in sales and marketing, 8 in technology and development, and 5 in finance and administration. Unions represent none of our employees. We consider relations with our employees to be good.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1*	Second Amended and Restated Articles of Incorporation of registrant.

3.1.1(2)	Articles of Amendment filed September 16, 2000.

3.1.2(6)	Articles of Amendment filed March 29, 2002.

3.2*	Amended and Restated Bylaws of registrant.

4.1*	Specimen Stock Certificate.

4.2*	Form of Common Stock Warrant.

4.3(3)	Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.

10.1*(8)	Form of Indemnification Agreement between the registrant and each of its directors.

10.2*(8)	1997 Stock Option Plan, as amended.

10.3*(8)	Form of Stock Option Agreement.

10.5*	Lease Agreement, dated September 23, 1997 and amended as of February 16, 1999, between registrant and Merrill Place LLC.

10.5.1*	Second Amendment to Lease, dated November 30, 1999, between registrant and Merrill Place LLC.

10.6(1)(8)	Aptimus, Inc. 2001 Stock Plan.

10.6.1(2)(8)	Form of Stock Option Agreement.

10.6.2(2)(8)	Form of Restricted Stock Agreement (for grants).

10.6.3(2)(8)	Form of Restricted Stock Agreement (for rights to purchase).

10.7(4)(8)	Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate

10.8(4)(8)	Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant

10.9(4)	Amendment to Lease Agreement, dated October 1, 2002, between registrant and Merrill Place LLC.

10.10(5)	Form of Convertible Note Purchase Agreement, dated as of July 1, 2003, by and between the Company and certain investors.

10.11(5)	Form of Convertible Secured Promissory Note, dated July 2003, executed by and between the Company and payable to the order of certain investors.

10.12(5)	Form of Common Stock Warrant, dated July 2003, by and between the Company and certain investors.

10.13(5)	Form of Security Agreement, dated as of July 1, 2003, by and between the Company and certain investors.

10.14(5)	Form of Registration Rights Agreement, dated as of July 1, 2003, by and between the Company and certain investors.

10.15(10)	Agreement of Lease, dated as of April 29, 2004, by and between Sixth and Virginia Properties and the Company.

Exhibit Number	Description

10.16(9)	Stock Purchase Agreement, dated as of December 4, 2003, by and between the Company and certain investors.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor and Forward- Looking Statements Risk Factors

_________________

*	Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).

(1)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, dated May 17, 2001.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2001.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 28, 2003.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2003.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 15, 2002.
(7)	Confidential treatment has been granted as to certain portions of this Exhibit. Omitted portions have been filed separatelywith the Securities and Exchange Commission.
(8)	Management compensation plan or agreement.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 30, 2004 (10) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTIMUS, INC.

Date: November 15, 2004	/s/ John A. Wade Name: John A. Wade Title: Chief Financial Officer, authorized officer and principal financial officer