Form 10-K
period 2004-12-31
APTIMUS INC
filed 2005-03-31
CIK 1087277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K
________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission file number 000-27065

APTIMUS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1809146
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Spear Street
Suite 1115
San Francisco, CA 98105
(Address of principal executive offices)

Registrant's telephone number: (415) 896-2123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTCBB as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2004: $19,168,613.

The number of shares of the registrant's Common Stock outstanding as of March 25, 2005 was 6,043,613.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 8, 2005 are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, expect, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Aptimus, Inc. ("Aptimus", "we", "us" or the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of the Company's operating results, the ability of the Company to compete successfully, the ability of the Company to maintain current client and publisher relationships and attract new ones, the sufficiency of remaining cash and short-term investments to fund ongoing operations and the ability to integrate acquired companies. For additional factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, please see the risks and uncertainties described under "Business — Risk Factors" in Part I of this Annual Report. Certain of the forward-looking statements contained in this Report are identified with cross-references to this section and/or to specific risks identified under "Business — Risk Factors."

PART I

Item 1: Business

Overview

We are a results-based advertising network that distributes advertisements for direct marketing advertisers across a network of third-party web sites and company-owned and licensed email lists. Advertisers pay us only for the results that we deliver through one of four pricing models - (i) cost per click, (ii) cost per lead, (iii) cost per acquisition or (iv) cost per impression. We then share a portion of the amounts we bill to our advertiser clients with publishers and email list owners on whose web properties and email lists we distribute the advertisements. In addition, we occasionally pay web site owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the web site.

At the core of the Aptimus Network is a database configuration and software platform used in conjunction with a direct marketing approach for which we have filed a non-provisional business method patent application called Dynamic Revenue Optimization™(DRO). DRO determines through computer-based logic, on a real-time basis, which advertisements in our system, using the yield of both response history and value, should be reflected for prominent promotion on each individual web site placement and in each email sent to consumers. The outcome of this approach is that we generate superior user response and revenue potential for that specific web site or email placement and a targeted result for our advertiser clients.

Company History

Aptimus began in 1994 as the FreeShop division of Online Interactive, Inc. This division was spun-off from Online Interactive, Inc. in 1997 as FreeShop International, Inc., and later became FreeShop.com, Inc. FreeShop was an online direct marketing web site connecting marketers and consumers in an innovative new approach made possible by the Internet. The concept was to take advantage of the Internet’s ability to quickly link advertisers and individual consumers to increase the efficacy of direct marketing campaigns by allowing consumers to pick and choose the promotional offers they actually wanted from direct marketers. This site-centric approach led to our growth through our initial public offering in 1999 and into 2000. The core of our business model was the lead generation business, a decades-old two-step marketing process where marketers offer a free trial, sample or information as a first step in the process of acquiring a new customer. By the year 2000, our lead generation business was surrounded by advertising and sponsorship opportunities, which eventually grew to 65% of our revenues in the second quarter of 2000.

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

Online Direct Marketing

Online direct marketing media include banner advertisements, interstitials, advertorials, text-links, pop-ups, targeted email solicitations search and web site sponsorships. We believe that online direct marketing is more efficient than traditional direct marketing because online offers avoid expenses associated with physical advertising such as production costs, mailing expenses, and personnel expenses associated with individual telemarketing calls, while allowing offers to be tailored to the interests of specific demographic groups drawn to particular web sites. Further, user data input capabilities enable easier and faster customer response. In addition, online direct marketing:

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

In addition, we have experienced temporary or permanent blockages of our email advertisements by ISPs and private networks in the past and may experience such blockages in the future. And as of August 2003, we have voluntarily stopped sending emails to subscribers of Hotmail and MSN as we work to secure an agreement with Microsoft and its third-party validation service provider, Ironport, to allow our emails to reach their subscribers unimpeded. These ISPs collectively represent approximately 12.8 million individual users in our aggregate email database of approximately 39 million individual users. Efforts by ISPs and private networks to limit or restrict a material portion of our emails, if successful, could result in lower revenues to the Company and cause our business to suffer.

The Aptimus Solution

We have developed an effective performance-based advertising network. The Aptimus Network generates orders for marketers by presenting their offers across a network of web site publishers and email lists that we believe encompass a broad demographic of users from sites focused on personal finance, electronics and technology, health and fitness to sites devoted to games and trivia, hobbies, news and online community. At the same time, the Aptimus Network provides incremental revenue benefits to its web site publishers, enabling revenue generation for its key formats, while saving the publisher the risk and cost of supporting additional internal advertising sales and information technology personnel. Our revenues per thousand page impressions or CPM, a standard measurement of value for Internet-based companies, for the year ended December 31, 2004 averaged $377 for our core placements within a transaction process and $20 for our other, non-transaction related placements. Moreover, our real-time data validation capabilities filter the data users input and reject orders containing information that appears to be invalid so that we only deliver orders to our advertising clients that have been prescreened for data quality. For the year ended December 31, 2004 and 2003, user leads from our top five largest website publishers accounted for 45.7% and 41.0% of our total revenues, respectively. Of the top five publishers in the year ended December 31, 2004, one accounted for 23.7% of revenues.

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

Dynamic Revenue OptimizationTM

At the core of the Aptimus Network is a proprietary database configuration and software platform supporting a direct marketing approach for which we have filed a non-provisional business method patent application called Dynamic Revenue Optimization™, which automatically determines through computer-based logic on a real-time basis the offers from among the total offers in our rotation, in terms of response history and value, for promotion on each publisher’s web site and in each email sent. The technology is designed to optimize results for our advertiser clients by presenting offers that we believe are most likely to be of interest to specific customers, while maximizing revenues for our publishers and us. The system can target offers on a real time basis based on any information the user has submitted in the transaction process where our offer page is located. For example, male users on a particular publisher’s site may have a different response history to our offers than the site’s female visitors. Our system can tailor the offer mix displayed on the site depending on items such as the gender of the user to assure the highest response rate possible. Other useful targeting variables include age and physical address among others.

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

Because Dynamic Revenue Optimization depends on consumer response as a central factor, the system automatically improves the targeting of each offer based on consumer behavior, emphasizing the offers that have generated the highest level of response in each location for that category of offer, target consumer and web site. This aspect of our algorithm ensures that offers are placed in front of a receptive audience. But consumer response is only one factor in determining offer placement. Dynamic Revenue Optimization also factors in the price per result paid by each advertiser. Offers are thus prioritized based on revenue received by us in combination with consumer response to the offers. For example, if two offers each generate 100 orders per 1,000 impressions and one advertiser is paying $1 per order and the other advertiser is paying $2 per order, Dynamic Revenue Optimization will emphasize the offer paying $2 per order. Similarly, if between these two offers, the first receives 30 orders and the second receives 100 orders each per 1,000 impressions, and the first pays $10.00 per order and the second $2.00 per order, Dynamic Revenue Optimization will emphasis the first, higher paying offer even though it gets a fraction of the orders the second offer receives per 1,000 impressions. This is so because the higher paying offer generates more total revenue per 1,000 impressions than the lower paying offer. This dynamic creates a competitive environment where advertisers have an incentive to pay us higher fees and to create the most compelling offer in order to ensure priority placement of their offer along with creating offers of high interest to consumers.

Benefits to Consumers

We present our offers from leading brands to consumers, allowing consumers to easily select and respond to the offers that are of greatest interest to them. Because the Aptimus Network prioritizes offers in each location based on actual response behavior in that location, consumers are more likely to find offers of unique interest and value to them since they are likely to have interests in common with others who have come to the same location. In addition, we present our offers in brief, easy to read text that is accompanied by an HTML image of the advertised product or service. While we can support the placement of many offers on a page, we have found that users prefer and respond best if presented with relatively few offers on a page. And consistent with our desire to maintain a user-friendly process, our offer pages are intuitive and easy to navigate and users are not forced or required to order something before proceeding to the next step in the transaction process.

Benefits to Advertisers

We benefit advertisers by offering a flexible, cost effective way to acquire new customers online. The Aptimus Network presents their offers across a selection of web site publishers, and our Dynamic Revenue Optimization approach automatically attempts to determine where the most responsive customers are likely to be for each offer. Advertisers pay us solely based on the results achieved for them, on a cost per click, cost per lead, cost per order, or other payment model that makes the most sense for them. Thus, advertisers can test new marketing programs with us with little to no risk, and with the potential for high volume results for the best performing offers.

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

Grow Web Site Publisher Base

We intend to continue to grow our web site distribution network as our primary emphasis in 2004 and beyond, now that we have an established technology platform and a growing base of advertiser clients with both continuing and campaign-based customer acquisition goals. We believe our Dynamic Revenue Optimization system enables us to generate higher revenues than through random placement of offers. Our main emphasis is to increase the number of website publisher impressions throughout our network. Our key target distribution publishers are large web site properties with significant volumes of transactional activities such as registrations, log-ins, downloads, auction bids, and other processes where users are performing a transactional activity of some form. We are also seeking major brand distribution publishers in key vertical interest categories to continue to attract more and new types of major brand clients. These types of clients have products and services that appeal to a broad demographic market, have large advertising budgets, have historically relied on traditional print and electronic distribution channels to advertise and acquire new customers, and are interested in extending their customer acquisition efforts to direct, measurable online marketing programs.

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

Competition

While we believe that our Dynamic Revenue Optimization technology offers us a significant advantage over any potential competition in the transaction-based environments we prefer, we nonetheless face competition from other online advertising and direct marketing networks for client advertising budgets. Other online advertising networks and performance based marketing providers that advertisers might work with include ValueClick, Google, CoolSavings, MaxWorldwide, aQuantive, AskJeeves, FindWhat and Advertising.com. Except for Advertising.com, which represented 20.2% of our revenue in the year ended December 31, 2004 none of the foregoing entities and no other entity that we would consider a competitor accounted for more than ~~a~~ two percent of our total revenue at any time. Advertising.com is a continuity client. If Advertising.com were to develop a viable offer rotation solution that competed for placement in the transaction-based environments we prefer, our value as a distribution channel for Advertising.com and the advertisers we source through it that we could not then source either directly or through another agency would diminish or even be eliminated. Finally, we provide Advertising.com with a portion of the consumer information derived from some orders. If Advertising.com chooses to develop a consumer database and establish an email distribution business, they would, in the future, compete with our email distribution lists and the distribution lists that we manage.

We also compete indirectly for Internet advertising revenues in general with large Web publishers and Web portals, such as America Online, Microsoft Network, and Yahoo!, all of which would also be strong distribution publishers for the Aptimus Network.

Seasonality

We are subject to seasonal and cyclical fluctuations from both the Clients and Publishers within our network. Web site Publishers are less likely to initiate our network solution into their transaction based processes during their busiest revenue periods. The fourth quarter of each year will typically be the busiest period for most of our targeted publishers. Additionally, on the client side of our network, continuity-type advertisers generally increase their customer acquisition efforts in the third quarter and early fourth quarter more than at any other time of the year. Campaign clients generally increase their expenditures on advertising in the third and fourth quarters of their fiscal year, which typically end either on December 31 or June 30 of each calendar year. Further, in the United States Internet user traffic typically subsides during the summer months. Expenditures by advertisers also tend to reflect overall economic conditions as well as individual budgeting and buying patterns of advertisers.

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

We may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any such license on commercially reasonable terms, if at all, or guarantee that rights granted by any licenses will be valid and enforceable. We currently hold perpetual licenses to “off the shelf” software programs developed and distributed by the following vendors: Oracle, Veritas, eGain, Embarcadero, Dell, Sun, Hitachi, Cisco, Foundry, Network Associates and Microsoft. We will be entitled to periodic updates to such programs provided we continue to pay yearly maintenance fees for each. Except for our Microsoft Office application where we do not feel paying for annual maintenance services is necessary or useful, we are currently paying yearly maintenance fees for all of the software programs that we currently use and have no current plans to cease paying such yearly maintenance fees. However, if we do elect to cease making such maintenance payments for a particular program, we may no longer be entitled to receive future updates, if any, to that software issued by the copyright holder, nor will we be entitled to free technical support service in the event the need for such support arises.

Financial Information About Geographic Areas

For the years ended December 31, 2004, 2003, and 2002 revenues attributable to the United States have been $14.0 million, $4.6 million, and $2.8 million, or 100%, 100%, and 97%, respectively. For the past three fiscal years all long-lived assets of the Company have been located in the United States.

Employees

As of February 28, 2005, we had a total of 34 employees. The current employee mix includes 20 in sales and marketing, 9 in technology and development, and 5 in finance and administration. Unions represent none of our employees. We consider relations with our employees to be good.

RISKS RELATED TO OUR BUSINESS

We generate substantially all of our revenue from advertising, and the reduction in spending by or loss of advertisers or publishers could materially reduce our revenues.

We derive substantially all of our revenues from fees paid by our advertiser clients for results-based advertisements displayed on our publishers’ web sites and in company-distributed emails. Our advertiser clients, publishers and email list owners can generally terminate their contracts with us at any time on sixty (60) days prior notice or less. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads and, ultimately, customers, or if we fail to deliver their advertisements in an appropriate and effective manner. Publishers and email list owners will not renew their contracts with us if we fail to generate revenue from the advertisements we place on their sites and in our emails. If we are unable to remain competitive and provide value to our advertisers, publishers and list owners, they may stop placing advertisements with us, allowing us to display advertisements on their web sites, or using their email lists to distribute emails, which would adversely affect our revenues.

A limited number of advertisers accounted for a significant percentage of our revenues in 2004 and the loss of one or more of these advertisers could cause our revenues to decline.

For the year ended December 31, 2004, revenues from our two largest advertiser clients accounted for 32.4% of our total revenues. For the year ended December 31, 2004 our largest client, Advertising.com, accounted for 20.2% of our total revenue and our second largest advertising client, Quinstreet, accounted for 12.2% of our revenue. We anticipate that a limited number of clients collectively will continue to account for a significant portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with these clients include our performance on individual campaigns, the quality of the results we generate for these clients, and the relationships of our sales employees with client personnel. To the extent that our performance does not meet client expectations, or the reputation of our data quality or relationships with one or more major clients are impaired such that they reduce or eliminate use of our services, our revenues could decline significantly and our operating results could be adversely affected.

One of these clients, Advertising.com, is an advertising network with whom we also compete for advertisers. We maintain short-term, renewable contracts that Advertising.com may at some point elect not to renew. In addition to the factors noted above, circumstances that may cause Advertising.com not to renew its contracts with us include a desire by Advertising.com not to contract directly with a competitor. In addition, Advertising.com has recently been acquired by AOL, another firm that we view as a competitor. Finally, we provide Advertising.com with a portion of the consumer information derived from some orders. If Advertising.com chooses to develop a consumer database and establish an email distribution business, they would, in the future, compete with our email distribution lists and the distribution lists that we manage. We can give no assurance that we can maintain this relationship in the future. If Advertising.com elects not to renew its contracts with us, our revenues could decline and our operating results could be adversely affected.

A limited number of publishers accounted for a significant percentage of our user leads in 2004 and the loss of one or more of these publishers could cause our revenues to decline.

For the year ended December 31, 2004, user leads from our top five largest website publishers accounted for 45.7% of our total revenue, with the top two publishers accounting for 23.7% and 7.2% of revenues, respectively. We anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future. Key factors in maintaining our relationships with these distributors include the performance of our individual placements on their respective sites, the total revenues we generate for each of these publishers, and the relationships of our business development employees with publisher personnel. Of this group of publishers, all but one can terminate its contract with us at any time on sixty- (60-) days prior notice or less. The other publisher has a contract with an auto-renewing, one-year term. To the extent that our performance does not meet publisher expectations, or that the publishers source alternative, higher paying advertising placements from competitive third-party networks or directly from advertisers such that they reduce or eliminate use of our services, our lead volume and, in turn, our revenues could decline significantly and our operating results could be adversely affected.

We face intense and growing competition, which could result in price reductions, reduced operating margins and loss of market share.

The market for Internet advertising and related services is highly competitive. If we fail to compete effectively against other Internet advertising service companies, we could lose advertising clients or publishers and our revenues could decline. We expect competition to continue to increase because there are no significant barriers to entry. Our principal competitors include other on-line companies that provide advertisers with results-based advertising services, including advertising networks such as Google, aQuantive, CoolSavings, Advertising.com and ValueClick. In addition, we compete with large interactive media companies with strong brand recognition, such as AOL, Microsoft and Yahoo!, that sell advertising inventory directly to advertisers. We also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers’ total advertising budgets.

Many current and potential competitors have advantages over us, such as longer operating histories, greater name recognition, larger client bases, greater access to advertising space on high-traffic web sites, and significantly greater financial, technical, marketing and human resources. These companies can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and publishers through increased marketing or other promotions. In addition, existing or future competitors may develop or offer services that provide significant performance, price, creative or other advantages over those offered by us.

Current and potential competitors may merge or establish cooperative relationships among themselves or with third parties to improve the ability of their products and services to address the needs of our clients and publishers and prospective clients and publishers. As a result, new competitors may emerge that may rapidly acquire significant market share as well as place significant downward pressure on the pricing of our services.

In addition, current and potential clients and publishers have or may establish products and services that are competitive with ours, or that better serve their own internal needs or the needs of others. For example, two of our competitors for advertisers, Advertising.com and ValueClick, are also clients of ours. As a result, current clients and publishers may choose to terminate their contracts with us and potential clients and publishers may choose not to contract for our products and services or to contract with one of our competitors.

If we fail to compete successfully, we could have difficulties attracting and retaining advertising clients and publishers, which may decrease our revenues and adversely affect our operating results. Increased competition may also result in price reductions that cannot be offset by cost reductions resulting in substantial decreases in operating income.

Our revenues would decline or stagnate if the market for results-based Internet marketing services fails to grow.

Our services are offered to advertisers using results-based pricing models. The market for results-based Internet advertising has only recently developed, and the viability and profitability of this market is unproven. If advertisers conclude that results-based marketing services are not profitable or fail to achieve their customer acquisition goals, the Internet advertising market could move away from these services, and our revenues could decline or stagnate.

We depend on interactive publishers for inventory to display our clients’ advertising, and any decline in the supply of advertising inventory available through our network could cause our revenues to decline.

Most of the web sites, search engines, and email list owners on whose pages, and before whose users, our advertising is displayed are not bound by long-term contracts that ensure us a consistent supply of advertising inventory. We generate a significant portion of our revenues from the advertising inventory provided by a limited number of publishers. In many instances, publishers can change the amount of inventory they make available to us at any time. In addition, publishers may place reasonable restrictions on our use of their advertising inventory. These restrictions may prohibit advertisements from specific advertisers or specific industries, or restrict the use of certain creative content or format. If a publisher decides not to make inventory available to us, or decides to increase the cost, or places significant restrictions on the use of such inventory, we may not be able to replace this with inventory from other publishers that satisfy our requirements in a timely and cost-effective manner. As a result, we may be unable to place advertisements in high value positions and advertisers may be dissuaded from using our services. In addition, we may find it necessary to pay a substantially larger fee to publishers to maintain advertising inventory. If this happens, our revenues could decline or our cost of acquiring inventory may increase.

We have a short operating history as an advertising network business and a relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risk of your investment.

We first derived revenue from our advertising network business in late 2000. However, our advertising revenues were not 100% attributable to our results-based advertising network model until the second quarter of 2002. We introduced our current technology platform on which our model is based in June of 2002. Furthermore, the balance between our network publisher and email distribution channels has changed significantly in the past years reflecting both the public’s negative perception of commercial email solicitation, as well as our concerted efforts to expand our network of web site publishers during this period. As a result, we have relatively little operating history as a results-based advertising network business for you to evaluate in assessing our future prospects. Also, we derive substantially all of our revenues from online advertising, which is an immature industry that has undergone rapid and dramatic changes in its short history. You must consider our business and prospects in light of the risks and difficulties we will encounter with a relatively immature business model in a new and rapidly evolving market. As a result, management may need to devote substantial time and effort to refining our business model. Such efforts may distract them from other aspects of our business such as growing the publisher base or attracting more advertising clients. In addition, due to the changes in our business model, our historic financial statements provide very limited guidance as to the current structure of our business; particularly the financial statements predating the second half of 2002.

New technologies could block or filter our ads, which could reduce the effectiveness of our services and lead to a loss of customers.

Technologies may be developed that can block the display of our ads. We derive substantially all of our revenues from fees paid to us by advertisers in connection with the display of ads on web pages and emails. Any ad-blocking technology could severely restrict the number for advertisements that we are able to place before consumers resulting in a reduction in the attractiveness of our services to advertisers. If advertisers determine that our services are not providing substantial value, we may suffer a loss of clients. As a result, ad-blocking technology could, in the future, substantially decrease the number of ads we place resulting in a decrease in our revenues.

We have to keep up with rapid technological change to continue offering our advertising clients competitive services or we may lose clients and be unable to compete.

Our future success will depend on our ability to continue delivering our advertising clients and publishers competitive results-based Internet marketing services. In order to do so, we will need to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance of our services. Our failure to adapt to such changes would likely lead to a loss of clients or a substantial reduction in the fees we are able to charge versus competitors who have more rapidly adopted improved technology. Any loss of clients or reduction of fees would adversely impact our revenue. In addition, the widespread adoption of new Internet technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. If we are unable to pass all or part of these costs on to our clients, our margins and, therefore, profitability will be reduced.

Because our advertiser client and publisher contracts generally can be cancelled by the client or publisher with little or no notice or penalty, the termination of one or more large contracts could result in an immediate decline in our revenues.

We derive substantially all of our revenues from marketing services under short-term insertion order contracts with advertising clients and web site publishers, approximately 75% of which may be cancelled upon sixty (60) days or less notice. In addition, these contracts generally do not contain penalty provisions for cancellation before the end of the contract term. The short contract terms in general reflect the limited timelines, budgets and customer acquisition goals of specific advertising campaigns and are consistent with industry practice. The non-renewal, re-negotiation, cancellation or deferral of large contracts such as our contract with Advertising.com or a number of contracts that in the aggregate account for a significant amount of revenues, could cause an immediate and significant decline in our revenues and harm our business.

If our advertisers, publishers or we fail to comply with regulations governing consumer privacy, we could face substantial liability and incur significant litigation and other costs.

Our collection, maintenance and use of information regarding Internet users could result in lawsuits or government inquiries. These actions may include those related to U.S. federal and state legislation limiting the ability of companies like ours to collect, receive and use information regarding Internet users and to distribute commercial emails. In addition, we cannot assure you that our advertiser clients, web site publishers and email list owners are currently in compliance, or will remain in compliance, with their own privacy policies, regulations governing data collection or consumer privacy or other applicable legal requirements. We may be held liable if our clients use our technology or the data we collect on their behalf, or they collect in a process initiated by us, in a manner that is not in compliance with applicable laws or regulations or their own stated privacy policies. Alternatively, we may be held liable if our email list owners have collected the data we use under license in violation of applicable laws or regulations. Litigation and regulatory inquiries are often expensive and time-consuming and their outcome is uncertain. Any involvement by us in any of these matters may require us to:

•	spend significant amounts on our legal defense;

•	divert the attention of senior management from other aspects of our business;

•	defer or cancel new product or service launches as a result of these claims or proceedings; and

•	make changes to our present and planned products or services.

As a result of any of the foregoing, our revenues may decrease and our expenses may increase substantially.

Changes in government regulation or industry standards applicable to the Internet could decrease the demand for our services and increase our costs of doing business.

Our business is subject to existing laws and regulations that have been applied to Internet communications, commerce and advertising. New laws and regulations may restrict specific Internet activities, and existing laws and regulations may be applied to Internet activities, either of which could increase our costs of doing business over the Internet and adversely affect the demand for our advertising services. In the United States, federal and state laws already apply or may be applied in the future to areas, including commercial email, children’s privacy, copyrights, taxation, user privacy, search engines, Internet tracking technologies, direct marketing, data security, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods and services.

The European Union has adopted directives that may limit our ability to collect and use information regarding Internet users in Europe if we ever elect to expand our operations to Europe. The effectiveness of our Dynamic Revenue Optimization algorithm and database configuration could be limited by any regulation restricting the collection or use of information regarding Internet users. Furthermore, due to the global nature of the Internet, it is possible that, although our transmissions originate in particular states, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Such legislation, if adopted, could hinder the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium.

In addition to government regulation, privacy advocacy groups and the technology and direct marketing industries may consider various new, additional or different self-regulatory standards applicable to the Internet. Governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including consumer privacy laws, affecting our clients, publishers and us, which could harm our business by increasing compliance costs or limiting the scope of our business.

We have a history of losses and we have an accumulated deficit of $60.9 million.

We incurred net losses of $17.9 million, or more than 9.5 times the amount of our revenues, for the year ended December 31, 2001, $5.5 million, or more than 1.9 times the amount of our revenues, for the year ended December 31, 2002, and $1.5 million, or one-third the amount of our revenues for the year ended December 31, 2003. As of December 31, 2004, our accumulated deficit was $60.9 million. Even though we have achieved profitability for a fiscal year, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenues will grow more slowly than we anticipate or that operating expenses will exceed our expectations.

We may need additional financing at some point in the future, without which we may be required to restrict or discontinue our operations.

We anticipate that our available cash resources will be sufficient to meet our currently anticipated capital expenditures and working capital requirements indefinitely. In the event our cash from operations does not meet or exceed our capital expenditure and working capital requirements, we may need to raise additional funds to continue operation. In addition, we may need to raise additional funds to develop or enhance our services or products, fund expansion, respond to competitive pressures or acquire businesses or technologies. Unanticipated expenses, poor financial results or unanticipated opportunities that require financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict or discontinue our operations.

Our quarterly operating results are uncertain and may fluctuate significantly, which could negatively affect the value of our share price.

Our operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate. For example, during the year ended December 31, 2004, the percentage of annual revenues attributable to the first, second, third and fourth quarters were 12.9%, 21.3%, 31.7% and 34.1%, respectively.

Our limited operating history under our new business model also makes it difficult to ascertain the effects of seasonality and cyclicality on our business. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may affect our quarterly operating results include the following:

•	the addition of new clients, publishers or email list owners or the loss of existing clients, publishers or email list owners;

•	the addition of new services or the limitation or loss of existing services;

•	changes in demand and pricing for our services;

•	changes in the volume, cost and quality of publisher and email database inventory available to us;

•	the timing and amount of sales and marketing expenses incurred to attract new advertisers, publishers and list owners;

•	seasonal spending and budget cycles for “continuity” advertisers’ — those advertisers who contract with us year round;

•
product development, marketing and budgetary plans and cycles for “campaign” advertisers — those advertisers who periodically contract with us as an online component of the advertisers’ broader product-specific customer acquisition programs involving multiple media platforms;

•	changes in our pricing policies, the pricing policies of our competitors or the pricing of Internet advertising generally;

•	changes in governmental regulation of the Internet itself or advertising on the Internet;

•	changes in the health of the overall economy;

•	timing differences at the end of each quarter between our payments to publishers and list owners and our collection of related revenues from advertisers; and

•	predicted or unpredicted costs related to operations and corporate activities.

Because our business continues to change and evolve, our historical operating results may not be useful in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and customer acquisition patterns. For example, in 1999 and 2000, advertisers spent heavily on Internet advertising. This was followed by a lengthy downturn in Internet ad spending. We also shifted the focus of our business from being web site-based to network-based during this period, which caused our revenues to decline below the expectations of securities analysts and investors as a web site-based business. Furthermore, spending by some advertisers tends to be seasonal, with larger portions of their ad budgets dedicated to customer acquisition efforts in the third and fourth quarters of the calendar year. We anticipate that cyclicality and seasonality of our business will continue in the future causing our operating results to fluctuate.

For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance. Quarterly and annual expenses as a percentage of revenues may be significantly different from historical or projected rates. These lower operating results may cause a decrease in our stock price.

We may be liable for content in the advertisements we deliver for our clients resulting in unanticipated legal costs.

We may be liable to third parties for content in the advertising we deliver if the artwork, text or other content involved violates copyrights, trademarks or other third-party intellectual property rights or if the content is defamatory. Although substantially all of our contracts include both warranties from our advertisers that they have the right to use and license any copyrights, trademarks or other intellectual property included in an advertisement and indemnities from our advertisers in the event of a breach of such warranties, a third party may still file a claim against us. Any claims by third parties against us could be time-consuming, could result in costly litigation and adverse judgments. Such expenses would increase our costs of doing business and reduce our net income per share. In addition, we may find it necessary to limit our exposure to such risks by accepting fewer or more restricted advertisements leading to loss of revenue.

If we cannot maintain our licenses with data owners, our email volumes will decline resulting lower revenues.

We distribute promotional offers by means of email to lists of names owned by the Company or managed by the Company under license from third-party list owners. We face competition from other providers of list management services. If we are unsuccessful in maintaining our current license agreements with data list owners, our email-based order volumes will likely decrease. As a consequence, our ability to generate revenues from the email portion of our business would likely decline.

Furthermore, as we expand the distribution component of our results-based advertising network we intend to continue focusing the bulk of our energies on adding new web site publishers. Thus, while the number of third-party email lists under management has remained stable and may actually increase slightly in the future, we expect that this revenue stream’s contribution to our overall revenues will continue to shrink on a percentage basis.

The loss of the services of any of our executive officers or key personnel would likely cause our business to suffer.

Our future success depends to a significant extent on the efforts and abilities of our senior management, particularly Timothy C. Choate, our President and Chief Executive Officer, John Wade, our Chief Financial Officer, Dave Davis, our Secretary, General Counsel and Vice President of Business Development, Lance Nelson, our Vice President of Technology, and Ron Allen, our Controller. The loss of the services of any of these individuals could result in harm to key client or publisher relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. Circumstances that may lead to a loss of such individuals include his recruitment and hiring by an entity inside or outside the industry, his voluntary termination of employment to pursue alternative career or personal opportunities, and the illness or death of the individual or a member of his immediate family. We may be unable to attract, motivate and retain other key employees in the future. We have, in the past, and may in the future, experienced difficulty in hiring qualified personnel. We do not have employment agreements with any of our key personnel, nor do we have key-person insurance for any of our employees. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We have limited experience acquiring companies. The companies we have acquired have been small. We have evaluated in the past, and may in the future evaluate, potential strategic transactions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and may not provide the benefits anticipated. The areas where we may face risks include:

•	difficulties integrating operations, personnel, technologies, products and information systems of acquired businesses;

•	potential loss of key employees of acquired businesses;

•	adverse effects on our results of operations from acquisition-related charges and amortization of goodwill and purchased technology;

•	increased fixed costs, which could affect profitability;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	potential dilution to current shareholders from the issuance of additional equity securities;

•	inability to maintain our standards, controls, procedures and policies;

•	responsibility for liabilities of companies we acquire; and

•	diversion of management’s attention from other business concerns.

Also, the anticipated benefit of an acquisition may not materialize. Future acquisitions could result in the incurrence of debt or write-offs of goodwill. For example, our acquisition of XmarksTheSpot.com, Inc. in late 2000, was completed for $1.5 million in cash, the issuance of 349,202 shares of additional common stock, and the assumption of $300,000 in outstanding liabilities. The acquisition also caused the consumption of our Chief Executive Officer’s, Chief Financial Officer’s and General Counsel’s attention at a time of mounting external challenges for the company. Subsequently, during 2001, $1.7 million of intangible assets recorded related to this acquisition were written off.

Incurring any of the stated difficulties could result in increased costs and decreased revenue. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

Since our stock price is volatile, your ability to sell shares of our stock held by you at a profit may be impaired, and we may become subject to securities litigation that is expensive and could result in a diversion of resources.

The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. Factors affecting the stability of our stock price include the limited number of shares held by holders who are not deemed company “insiders” (i.e. executive management, directors and holders of in excess of 10% of the issued and outstanding shares of common stock), the limited trading volume of our common stock on the Nasdaq National Market, the limited size of the public market for our common stock, and speculative buying and selling of our common stock. In addition, as of December 31, 2004, our employees and outside directors held vested options to purchase a total of 1,150,046 shares of our common stock. Significant sales of our common stock by a significant number of our employees and directors as a result of option exercises, may adversely impact the price of our common stock. As a result, it may be difficult to sell shares of our common stock at a profit. Furthermore, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Litigation brought against us could result in substantial costs to us in defending against the lawsuit and a diversion of management’s attention that could result in higher expenses and lower revenue, which may, in turn, further diminish the value of your investment.

Our chief executive officer holds a substantial portion of our stock, which could limit your ability to influence the outcome of key transactions, including changes of control.

As of December 31, 2004, Mr. Choate beneficially owned approximately 23.0% of our issued and outstanding common stock. As a result, the ability of our other shareholders to influence matters requiring approval by our shareholders, including the election of directors and the approval of mergers or similar transactions, could be limited.

Our articles of incorporation, bylaws, change in control agreements and the Washington Business Corporation Act contain anti-takeover provisions that could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders.

Provisions of our amended and restated articles of incorporation, our bylaws, change in control agreements we have entered into with certain of our executive officers, and our Shareholder Rights Plan, which provides for the dilutive issuance of shares in the event of a hostile takeover bid or similar transaction, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions include:

•
authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors, without shareholder approval, to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect directors;

•
declaration of a dividend distribution of preferred share purchase rights and adoption of a Rights Plan in March 2002, which would discourage a change of control attempt without the approval of the Board of Directors; and

•
under change in control agreements between the company and each of Messrs. Choate, Wade, Davis and Nelson, in the event of a sale or merger of the company that results in the termination of the executive’s employment, the executive will receive a severance payment equal to eight months of his base salary (Messrs. Wade, Davis and Nelson) or one-year of his base salary (Mr. Choate). As of December 31, 2004, the aggregate total of such severance payments equals $520,333. In addition, 100% of the unvested portion of any stock options held by the individual executive at the time of his termination will automatically vest and become exercisable.

Chapter 23B.19 of the Washington Business Corporation Act imposes restrictions on transactions between corporations and significant shareholders unless such transactions are approved by a majority of the corporation’s board of directors prior to the time that such shareholders acquire 10% or more of the outstanding stock. In addition, under the terms of our stock option plan a change of control will trigger accelerated vesting of options unless the acquiring company assumes the options or grants comparable options. These factors may discourage, delay or prevent a change in control which certain shareholders may favor.

An increase in the number of orders on our network may strain our systems or those of our third-party service providers, and we are vulnerable to system malfunctions or failures.

Any serious or repeated problems with the performance of our network could lead to the dissatisfaction of consumers, our clients or our publishers. The order volume on our network is expected to increase over time as we seek to expand our client, consumer and publisher base. The proprietary and third-party systems that support our network must be able to accommodate an increased volume of traffic. Although we believe our systems and those of our third-party hosting service providers in their current configuration can accommodate at least five times current order volumes, our network has, in the past, experienced slow response times and brief outages. Slow response times and outages can be caused by technical problems with our Internet service providers, denial of service attacks, network router, firewall or switch failures, database server failures, storage area network failures, and natural disasters. Except for a four-hour system failure caused by a computer hardware malfunction at our Internet service provider in early 2004, we have not experienced any system failures or slow downs exceeding two hours in length. We may experience similar problems in the future that could interrupt traffic on our network and lead to the loss of fees. In addition, if we experience a high volume of interruptions, advertisers may choose to use other providers, leading to a decrease in revenue.

Substantially all of our contracts specifically exclude liability resulting from computer hardware or software failures, third-party systems malfunctions and Internet connectivity failure. Furthermore, we do not guarantee system availability or “up time” in any of our contracts. However, a third party may still file a claim against us. Any claims by third parties against us could be time-consuming, could result in costly litigation and adverse judgments and could require us to modify or upgrade our operating systems and infrastructure.

In the future we may need to increase the capacity of our operating systems and infrastructure to grow our business.

We may need in the future to improve and upgrade our operating systems and infrastructure in order to support the growth of our operations. Without such improvements, our operations might suffer from slow delivery times, unreliable service levels or insufficient capacity, any of which could negatively affect our reputation and ability to attract and retain advertising clients and publishers. We may be unable to expand our systems in a timely fashion, which could limit our ability to grow. In addition, the expansion of our systems and infrastructure will require us to commit financial, operational and technical resources before the volume of business the upgraded systems and infrastructure are designed to handle materializes. There can be no assurance that the volume of business will, in fact, increase. If we improve and upgrade our systems and the volume of our business does not increase to support the costs, our margins may decrease or disappear entirely.

If our users request products and services directly from our clients instead of requesting the product or service from us, our revenues may decline.

Our clients, list owners and/or publishers may offer the same free, trial or promotional products or services on their own web sites or email programs that we offer via our advertising network and email programs. Users may choose to request products or services directly from our clients, list owners and/or publishers instead of requesting the product or service through us. Our publisher agreements generally include a non-solicitation clause that prohibits our publishers from soliciting the co-registration business of our advertising clients directly while the publisher is under contract with us. However, our client agreements do not contain any restrictions on the client’s ability to solicit users directly or through other publishers or offer networks. If this happens, our revenues could decline or fail to grow and our profitability could be adversely affected.

If third-party Internet service providers place limitations or restrictions on commercial email addressed to their subscribers, our business could suffer.

We distribute commercial email to company-owned and licensed lists of individual Internet users, some of whom are members of private networks, such as the internal network of a private enterprise or governmental unit, or subscribers of third-party Internet service providers or ISPs such as AOL, Yahoo! and MSN. These ISPs have the ability to limit, restrict or otherwise filter the emails delivered to their subscribers. ISP’s or private networks may choose to restrict or block our emails to their subscribers if they believe we are sending commercial email solicitations in violation of federal, state or local laws or regulations or the ISP’s or network’s own internal guidelines and controls, because they wish to limit commercial messages reaching their users or for other reasons. No claims or proceedings have ever been asserted against us under applicable federal, state or local laws concerning our email practices and we have never been held liable for violating any such laws. However, we have experienced temporary or permanent blockages by ISP’s and private networks in the past and may experience such blockages in the future. For example, Yahoo has periodically placed a temporary block on mailings from one of our lists, and Earthlink, USA.net and Juno have blocked our mailings on a permanent basis. Together these temporary or permanent blocks have affected approximately 2.1 million names in our aggregate email database of approximately 39 million names. Any failure to reach agreements with these ISPs to allow our emails to reach their subscribers unimpeded could limit the growth of our email lists and, therefore, revenue. The only ISPs of consequence to whom we have voluntarily stopped mailing are Hotmail and MSN, to which we stopped mailing in August 2003 and which together represent approximately 12.8 million names in our aggregate database. The reason we elected to cease mailing to Hotmail and MSN users was that mailing to the database was no longer cost effective due to a high bounce rate and the fact the user base was generally unresponsive. Our discussions with Microsoft and a third-party email validation service provider, Ironport, to clear our lists for mailing to Hotmail and MSN users have proven inconclusive to date, and we do not expect to agree on acceptable terms to resume mailing in the near future and possibly ever. Out of an aggregate email database of approximately 39 million names, we do not mail to approximately 26 million names either due to ISP blocks or voluntary action on our part. Efforts by ISPs and private networks to limit or restrict a material portion of our emails, if successful, could result in lower revenues to the Company and profitability could be adversely affected.

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

Our success largely depends on our trademarks, including “Aptimus,” and internally developed technologies, including our opt-in serving business method, which includes computer-driven offer rotation and implementation, consumer order collection, consumer order processing and lead generation, that we seek to protect through a combination of patent, trademark, copyright and trade secret laws. Protection of our proprietary business method and trademarks is crucial as we attempt to build our proprietary advantage, brand name and reputation. Despite actions we take to protect our intellectual property rights, it may be possible for third parties to copy or otherwise obtain and use our intellectual property without authorization or to develop similar intellectual property independently. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. In the event that our pending non-provisional business method patent application is granted, we may experience difficulty entering this patent. The scope of business method patent and the activities that may be deemed to infringe on such patent is not as clearly defined as device patent rights. As a result, we may face additional difficulty enforcing such rights if granted. Although we are not currently engaged in any lawsuits for the purpose of defending our intellectual property rights, we may need to engage in such litigation in the future. Moreover, we may be unable to maintain the value of our intellectual property rights in the future.

We could become involved in costly and time-consuming disputes regarding the validity and enforceability of recently issued or pending patents.

The Internet, including the market for e-commerce and online advertising, direct marketing and promotion, is characterized by a rapidly evolving legal landscape. A variety of patents relating to the market have been recently issued. Other patent applications may be pending and yet other patent applications may be forthcoming. We have a pending non-provisional business method patent application before the United States Patent and Trademark Office and have made appropriate filings with certain foreign regulatory bodies preserving our patent rights in their jurisdictions, which we intend to prosecute. The patent application has been submitted to secure patent rights to our opt-in serving business method, which includes computer-driven, randomized offer rotation and implementation, consumer order collection, consumer order processing and lead generation. We intend to vigorously prosecute the patent application process, which may entail substantial expense and management attention.

We are not presently engaged in any patent-related disputes, nor have we ever been accused of infringing another’s patent rights. However, we may incur substantial expense and management attention may be diverted if litigation ever does occur. Moreover, whether or not claims against us have merit, we may be required to enter into license agreements or be subject to injunctive or other equitable relief, either of which would result in unexpected expenses that would affect our profitability or management distraction that would reduce the time management can devote to operational issues.

We may face litigation and liability for information displayed on our network or delivered in an email.

We may be subjected to claims for defamation, negligence, copyright or trademark infringement and various other claims relating to the nature and content of materials we publish on our offer distribution network or distribute by email. These types of claims have been brought, sometimes successfully, against online services in the past. We could also face claims based on the content that is accessible from our network through links to other web sites. In addition, we may be subject to litigation based on laws and regulations concerning commercial email. Any litigation arising from these claims would likely result in substantial costs and diversion of resources and management attention, and an unsuccessful defense to one or more such claims could result in material damages and/or injunctive or other equitable relief. We have no insurance coverage for these types of claims. Moreover, any claim that successfully limited or entirely prevented our current commercial email activities would result in lower revenues to the Company and adversely affect our profitability.

Security and privacy breaches could subject us to litigation and liability and deter consumers from using our network.

While we employ security measures typical of our industry, including encryption technology, we could be subject to litigation and liability if third parties penetrate our network security or otherwise misappropriate our users’ personal or credit card information. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. It could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and other federal and state agencies have investigated various Internet companies in connection with their use of personal information. We could be subject to investigations and enforcement actions by these or other agencies. In addition, we license on a very limited basis customer names and street addresses to third parties. Although we provide an opportunity for our customers to remove their names from our user list, we nevertheless may receive complaints from customers for these license arrangements.

The need to transmit confidential information securely has been a significant barrier to electronic commerce and communications over the Internet. Any compromise of security could deter people from using the Internet in general or, specifically, from using the Internet to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Many marketers seek to offer their products and services on our distribution network because they want to encourage people to use the Internet to purchase their goods or services. Internet security concerns could frustrate these efforts. Also, our relationships with consumers may be adversely affected if the security measures we use to protect their personal information prove to be ineffective. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect customers’ personal information. We have no insurance coverage for these types of claims. In addition to direct losses from claims, if consumers are leery of using our system, we may not be able to attract advertisers to our network leading to a decline in revenues.

Furthermore, our computer servers or those of our third-party service providers, if any, may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any such breaches. We may be unable to prevent or remedy all security breaches. If any of these breaches occur, we could lose marketing clients, distribution publishers and visitors to our distribution network resulting in a decline in revenues and, ultimately, profitability.

Failure to timely collect amounts due pursuant to outstanding accounts receivable would have a negative impact on our cash position.

Pursuant to our arrangements with our publishers, we make payments for leads generated on their web sites representing up to 100% of the total amount due prior to collecting fees from our advertising clients with respect to such fees. In the event that we are unable to collect payments due from a substantial number of our advertising clients in a reasonable time frame, we may be unable to make payments when due to our publisher or to other creditors and we may need to seek short-term financing or other financing means. Any failure to collect amounts due in a timely manner would adversely affect our cash position and increase our costs of operating to the extent we are required to borrow funds to cover any shortfalls.

Consolidation among Internet publishers may result in a reduction in available inventory for ad placement and may increase the pricing power of publishers resulting in increased operating expenses.

While we believe that the number of websites available for ad placement will continue to grow, many of the higher traffic sites have experienced consolidation over the past few years. If significant consolidation of attractive sites continues to occur, we may face additional difficulties in obtaining high value placements for our clients as a result of increased competition for limited space. If we are unable to provide high value placement to our clients, they may choose to use the services of a competitor, resulting in lower revenue. In addition, large publishers may have additional pricing power with respect to ad placement on their sites requiring increased expenditures without the guaranty of a concomitant increase in revenue. Any such occurrence would negatively impact profitability.

If we are unable to use data derived from our clients’ advertising campaigns, our email list may not grow as anticipated or at all.

Client advertising campaigns provide a primary vehicle for identifying new leads for our email list mailings. We collect user email addresses in the process of taking orders on behalf of our advertising clients. Those addresses, which under the terms of our client contract are property we jointly own with the client, are then added to our in-house email database, and used to send periodic commercial email solicitations. In the event that we are unable to collect, retain and utilize data from advertising campaigns as a result of preferences of our advertising clients, new legislation governing the use of information gathered over the Internet or consumer preferences, we may be unable to grow or even maintain the current size of our email list. Stagnation or reduction in the size of our email list would and limit or reduce the revenue generated from this activity.

We may not achieve the levels of revenues anticipated if our Dynamic Revenue Optimization system does not function as anticipated.

Our Dynamic Revenue Optimization system is designed to measure every offer in every ad position on a revenue generation basis. Then, the offers with greater revenues for that specific position should automatically receive more exposure there, while lower performing offers receive less exposure. If the Dynamic Revenue Optimization system performs as expected, the analytics should be continuously updated to quickly identify the performance of new offers and to adjust and improve the performance of every placement. Revenues per offer are determined based on response rate to each offer in each position multiplied by the fee for that response, whether the advertiser is paying a fee per click, a fee per lead, a fee per acquisition or based on any other measurable outcome. In the event that the Dynamic Revenue Optimization system fails to properly place advertisements as anticipated or otherwise does not function as anticipated, our revenue may not achieve anticipated levels and our profitability may suffer.

In the event that we suffer a catastrophic data loss, our ability to effectively utilize the Dynamic Revenue Optimization system and provide email list information would be compromised resulting in decreased revenue.

Our Dynamic Revenue Optimization system relies on historical data regarding consumer response to offers to adjust placement of ads in an attempt to maximize revenue generated. In the event that we suffer a catastrophic loss of data due to a failure of storage devices, or otherwise, the effectiveness of the Dynamic Revenue Optimization system would be substantially reduced until we are able to recapture the lost data. In addition, if we lose consumer email addresses as a result of such event, our ability to provide advertisements to our owned and licensed email lists would be substantially compromised. Finally, if we lose consumer data prior to providing it to advertising clients, we will be unable to collect fees with respect to such lost leads. Any such event would result in an interruption in our activities and a loss of revenue.

RISKS RELATED TO OUR INDUSTRY

If the acceptance of online advertising and online direct marketing does not increase, our business will suffer.

The demand for online marketing may not develop to a level sufficient to support our continued operations or may develop more slowly than we expect. We derive all of our revenues from contracts with advertiser clients under which we provide online marketing services through our offer distribution network and our commercial email programs. The Internet has not existed long enough as a marketing medium to demonstrate its effectiveness relative to traditional marketing methods. Advertisers that have historically relied on traditional marketing methods may be reluctant or slow to adopt online marketing. Many advertisers have limited or no experience using the Internet as a marketing medium. In addition, advertisers that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate these resources to online marketing. Those companies that have invested a significant portion of their marketing budgets in online marketing may decide after a time to return to more traditional methods if they find that online marketing is a less effective method of promoting their products and services than traditional marketing methods. Moreover, the Internet-based companies that have adopted online marketing methods may themselves develop more slowly than anticipated or not at all. This, in turn, may result in slower growth in demand for the online direct marketing services of the type we provide.

We do not know if accepted industry standards for measuring the effectiveness of online marketing, particularly of the cost per action model most commonly used by us, will develop. An absence of accepted standards for measuring effectiveness could discourage companies from committing significant resources to online marketing. Moreover, advertisers may determine that the cost per action pricing model is less effective in achieving, or entirely fails to achieve, their marketing objectives. If the market for Internet advertising fails to continue to develop, develops more slowly than we expect, or rejects our primary cost per action pricing model, our ability to place offers and generate revenues could be harmed.

If we are unable to adapt to rapid changes in the online marketing industry, our revenues and profitability will suffer.

Online marketing is characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. We may incur substantial costs to modify our services or infrastructure to adapt to these changes and to maintain and improve the performance, features and reliability of our services. We may be unable to successfully develop new services on a timely basis or achieve and maintain market acceptance. In the event our efforts are unsuccessful, we may be unable to recover the costs of such upgrades and, as a result, our profitability may suffer.

We face risks from potential government regulation and other legal uncertainties relating to the Internet.

Laws and regulations that apply to Internet communications, commerce, commercial email and advertising are becoming more prevalent. The adoption of such laws could create uncertainty in use of the Internet and reduce the demand for our services, or impair our ability to provide our services to clients. Congress has enacted legislation regarding children’s privacy on the Internet. In addition, the federal Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN SPAM Act”), which regulates commercial email practices in the United States, was signed into law in December 2003. Additional laws and regulations may be proposed or adopted with respect to the Internet covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Passage of the CAN SPAM Act, which preempts state laws regulating commercial email, certainly has eliminated some uncertainty in respect to our commercial email practices caused by the various, often conflicting state laws. However, it’s too early to tell what effect, if any, the Act will have on our business. The passage of legislation regarding user privacy or direct marketing on the Internet may reduce demand for our services or limit our ability to provide customer information to marketers. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. For example, the European Union has adopted a directive addressing data privacy that may result in limits on the collection and use of consumer information. The adoption of consumer protection laws that apply to online marketing could create uncertainty in Internet usage and reduce the demand for our services, or impair our ability to provide those services to clients.

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

Item 2: Properties

We currently occupy 4,200 square feet in a leased facility in Seattle, Washington and 4,451 square feet in a leased facility in San Francisco, California. The current lease in Seattle expires in May 2009, and the current lease in San Francisco expires in December 2007. The leased facilities are adequate for our needs.

Item 3: Legal Proceedings

We are not engaged in any material litigation at this time.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2004.

PART II

Item 5: Market For Our Common Equity And Related Stockholder Matters

Price Range of Common Stock

Our Common Stock was quoted on the Nasdaq National Market under the symbol “FSHP” from our initial public offering on September 27, 1999 through October 23, 2000. From October 24, 2000 through September 30, 2002, the Common Stock was quoted on the Nasdaq National Market under the symbol “APTM.” From October 1, 2002 to March 6, 2003, the Common Stock was quoted on the Nasdaq Small-Cap Market under the symbol “APTM.” From March 7, 2003 through March 16, 2005, the Common Stock was traded on the OTCBB under the symbol “APTM.” As of March 17, 2005, the Common Stock began trading on the Nasdaq national market under the symbol “APTM.” Prior to September 27, 1999, there was no public market for our common stock. The following table shows the high and low closing sale prices for our common stock as reported on the Nasdaq National Market, the Nasdaq Small-Cap Market and the OTCBB for the periods indicated:

	High	Low

Year Ended December 31, 2002
First quarter	$2.25	$0.50
Second quarter	$2.00	$1.05
Third quarter	$1.45	$0.66
Fourth quarter	$0.86	$0.48
Year Ended December 31, 2003
First quarter	$0.65	$0.28
Second quarter	$0.60	$0.31
Third quarter	$1.10	$0.40
Fourth quarter	$5.45	$0.60
Year Ended December 31, 2004
First quarter	$5.88	$4.00
Second quarter	$7.50	$5.30
Third quarter	$17.68	$5.50
Fourth quarter	$27.45	$16.76

As of March 25, 2005, there were approximately 129 holders of record of the Common Stock and 6,043,613 shares of the Common Stock outstanding. The holders of record is calculated excluding individual participants in securities positions listings. The closing price of our shares on March 25, 2005, was $18.15.

We have never paid cash dividends on the Common Stock and do not intend to pay cash dividends on the Common Stock in the foreseeable future. Our board of directors intends to retain any earnings to provide funds for the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Item 6: Selected Financial Data

The following selected financial data are qualified in their entirety by reference to, and you should read them in conjunction with, our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. The statement of operations data presented below for the years ended December 31, 2001, 2002, 2003 and 2004, and the selected balance sheet data at December 31, 2001, 2002, 2003 and 2004, are derived from Aptimus’ financial statements that have been audited by Moss Adams LLP, independent auditors. The statement of operations data presented below for the year ended December 31, 2000, and the selected balance sheet data at December 31, 2000, are derived from Aptimus’ financial statements that have been audited by PriceWaterhouseCoopers LLP, independent auditors, and are not included in this annual report.

	Aptimus, Inc.
	Year Ended December 31,
	2000	2001	2002	2003	2004

Statement of Operations Data:
Revenues	$16,873	$1,874	$2,915	$4,571	$13,993
Operating expenses:
Cost of revenues	—	321	1,013	1,436	6,262
Sales and marketing	30,116	6,210	1,974	1,289	2,316
Connectivity and network costs	2,068	1,784	1,312	1,023	812
Research and development	2,553	1,640	559	527	615
General and administrative	3,149	2,757	1,695	1,422	1,564
Depreciation and amortization	2,419	2,268	1,305	315	255
Lease renegotiation costs and abandonment of leasehold improvements	—	—	478	—	—
Loss (gain) on disposal of long-term assets	(3)	142	105	37	1
Restructuring costs	—	4,998	—	—	—
Total operating expenses	40,302	20,120	8,441	6,049	11,825
Operating income (loss)	(23,429)	(18,246)	(5,526)	(1,478)	2,168
Interest expense	114	155	24	41	35
Interest income	2,439	720	46	8	33
Impairment of long-term investment	—	197	—	—	40
Net income (loss)	$(21,104)	$(17,878)	$(5,504)	$(1,511)	$2,126
Earnings (loss) per share:
Basic	$(1.36)	$(1.44)	$(1.35)	$(0.35)	$0.38
Diluted	$(1.36)	$(1.44)	$(1.35)	$(0.35)	$0.30
Weighted average shares outstanding:
Basic	15,567	12,400	4,073	4,333	5,630
DilutedDiluted	15,567	12,400	4,073	4,333	7,182

	As of December 31,
	2000	2001	2002	2003	2004

Balance Sheet Data:
Cash and cash equivalents	$12,854	$3,651	$667	$2,368	$3,610
Working capital (deficiency)	23,032	4,387	698	2,457	4,591
Total assets	35,532	7,510	1,941	3,975	7,206
Current Liabilities	4,720	798	709	996	2,006
Long-term obligations, less current portion	944	68	—	267	—
Total shareholders’ equity	29,868	6,644	1,232	2,712	5,200

Item 7: Management’s Discussion And Analysis Of Financial Conditions And Results Of Operations

Overview

We are a results-based advertising network that distributes advertisements for direct marketing advertisers across a network of third-party web sites and company-owned and licensed email lists. For advertisers, the Aptimus Network offers an Internet-based distribution channel to present their advertisements to users on web sites and email lists. Advertisers pay us only for the results that we deliver. We then share a portion of the amounts we bill our advertiser clients with the third-party web site owners or “publishers” and email list owners on whose web properties and email lists we distribute the advertisements. While this “revenue share” approach is our primary payment model, we will as an alternative occasionally pay web site owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the web site. Historically, fixed fee arrangements with our publishers have accounted for less than 3% of our overall publisher fees. Because fixed fee arrangements have an inherent risk of distribution costs exceeding the ultimate revenue generated, we will continue to structure substantially all of our distribution contracts on a revenue share basis.

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

As a result, advertisers can refine their offers and payment models to achieve their specific objectives. For web site publishers and email list owners, we believe the Aptimus Network generates high revenues for publishers or email list owners while promoting offers from recognized brand advertisers in graphical formats that complement the publishers’ sites and add value for their customers. Our most effective placement on publishers’ websites is at the point of a transaction where we host the offer page and the user initiates an action to view the page. Transaction-oriented web site placements are thus the focus of our model. We define a transaction as a registration, download or other active participation point on a publisher website.

At the core of the Aptimus Network is a database configuration and software platform and direct marketing approach for which we have filed a non-provisional business method patent application called Dynamic Revenue Optimization™. This system is designed to determine the advertisements in our system for promotion on each individual web site and in each email sent that the system estimates may generate the greatest user response and revenue potential for that specific web site or email placement. This estimation is made using computer-based logic on a real-time basis incorporating response history and value of the advertisements in our system. The purpose of the system is to enhance results for our advertiser clients by presenting the offers in our database that are more likely to be of interest to specific customers, which enhancing revenues for our publishers and us.

Our lead quality control efforts include real-time validation of postal address, email address and telephone number so that only leads with valid data are passed along to our clients. Our primary offer presentation formats include cross-marketing promotions at the point of registration or other transactional activity on web sites, online advertising programs, and email marketing campaigns. As the network aspects of our business have experienced more rapid growth than our email marketing campaigns, the percentage contribution of email to our overall revenues has declined to approximately 16% of overall revenue as of the end of 2004. Because our focus has shifted away from email marketing toward our network approach, we anticipate that network growth will continue while the revenue from email campaigns will remain close to current 2004 levels subject to some quarterly positive and negative fluctuations. We anticipate email will gradually contribute lower percentages of revenue for the foreseeable future as network revenues are expected to increase.

The growth of our email marketing campaigns also may be limited by the effect of ISPs limiting access to their networks. For example, Yahoo has periodically placed a temporary block on mailings from one of our lists, and Earthlink, USA.net and Juno have blocked our mailings on a permanent basis. Together these temporary or permanent blocks have affected approximately 2.1 million names in our aggregate email database of approximately 39 million names. In addition, we have voluntarily stopped or limited sending emails to subscribers of certain ISPs as we work to secure agreements with them to allow our emails to reach their subscribers unimpeded. The only significant ISPs to whom we have voluntarily stopped mailing are Hotmail and MSN, to which we stopped mailing in August 2003 and which together represent approximately 12.8 million names in our aggregate database. The reason we elected to cease mailing to Hotmail and MSN users was that mailing to the database was no longer cost effective due to a high bounce rate and the fact the user base was generally unresponsive. Our discussions with Microsoft and a third-party email validation service provider, Ironport, to clear our lists for mailing to Hotmail and MSN users have proven inconclusive to date, and we do not expect to agree in the near future and possibly ever on acceptable terms to resume mailing. Out of an aggregate email database of approximately 39 million names, we do not mail to approximately 26 million names either due to ISP blocks or voluntary action on our part. Our advertisements typically appear on a dedicated offer page where no other advertisements or editorial content is presented. The number of advertisements displayed on the page ranges from one to as many as twenty or more. They can appear in a single column or in two columns and the method of selecting advertisements can either be in a check box or a yes/no button format. All of these elements are variables that we can change on the fly. We have found that different publisher web sites will generate different results with the same offer format. Our ability to test offer formats on a publisher-by-publisher basis allows us to present the optimally performing format in terms of user response and value for each individual publisher in our network.

We believe that users are more inclined to respond to our clients’ advertisements in an environment where they are engaged in some form of transaction, the logic being a consumer is more likely to take the additional action of responding to an ad when he or she is in a transaction frame of mind. We thus strive to have our offers displayed in environments on our publishers’ web sites where consumers are taking some form of action. Actions can include when a user registers to be included in a web site community or to receive a newsletter, when a user logs in to a site where he or she is already registered, when a user downloads a software program or other product, and when a user completes an online survey. In identifying potential publisher sites to contract with, a key consideration for us is the number of registrations, log ins, downloads or other form of user transactions taking place on the site. The more user transactions, the more desirable that publisher is for inclusion in our network.

Given the importance transacting consumers are to our business, a key focus of ours has been expanding the number of publishers in our network. To this end, we have added seven employees to our business development team since early December 2003. They are solely dedicated to identifying publishers for potential inclusion in our network, engaging those publishers in negotiations and contracting with them on mutually acceptable terms. Prior to hiring our first fully dedicated business development employee in December 2003, our business development efforts were performed on a part-time basis by Tim Choate, our CEO, and Dave Davis, our General Counsel. Because we remain at an early stage in the focused development of our distribution network, our lead volumes are concentrated among a limited number of top performing publishers. For the years ended December 31, 2003 and 2004, user leads from our top five largest website publishers accounted for 41.0% and 45.7% of our total revenues, respectively. For the year ended December 31, 2004, user leads from the top two publishers accounting for 23.7% and 7.2% of revenues, respectively. The concentration of revenue among our five largest website publishers increased as a result of the fact revenues generated from website publisher derived leads increased as a percentage of our total overall revenues during the same period by approximately 28%. While our goal is to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.

Over the past three years, accounts receivable has increased and the allowance for doubtful accounts has remained relatively consistent. This trend results from the recovery from the economic downturn that occurred in 2001. We do not expect to see this trend continue but rather expect our overall reserve balance will stabilize around 4-7% range as the economy stabilizes.

The limited three-year history of the business, together with the evolving nature of results-based online advertising in general, makes it difficult to identify business metrics other than total revenue and profitability that will prove useful if consistently applied over the long term. For example, identifying the number of new publisher sites added to our network in a quarter can be confusing. Because impressions play an important role in our performance, the addition of ten publishers each with relatively few impressions may not be as meaningful to the company as the addition of one publisher with high impression volumes. Similarly, identifying the total number of impressions can be confusing, since we have found that depending on the site and the placement within that site revenues per impression can vary widely. The type of impression makes a difference in performance of each impression. For example, a pop-up advertising impression that appears at the end of a user visit to a publisher’s site may occur with high frequency, but is likely to generate a limited number of orders and thus lower average revenue for the company. On the other hand, transaction-based impressions - where an advertisement is displayed in the middle of a registration process for example - may be fewer in number, but they usually generate higher average revenues.

Identifying average revenue for each lead or other paid action on a quarterly basis is likely to be confusing as well. Lead fees our clients pay vary widely based on the specific offer and offer requirements. Also, our Dynamic Revenue Optimization system is designed to maximize revenues per impression regardless of the payment model a client uses, basing its calculations on the combination of the responses an offer generates in each placement and the value of those responses. A popular offer with a lower lead fee can achieve greater exposure than less popular offers with higher lead fees. Therefore, we do not find our average lead fee a useful indicator of the health or prospects of the business.

Our most effective placement on publishers’ websites is at the point of a transaction where we host an offer page that is included as an intermediate step in the user-initiated transaction process. We define a transaction as a registration, download or other active participation point on a publisher website. We consider these transaction-oriented web site placements our core placements, and they are thus the focus of our model and are referred to in this Registration Statement as our “core placements”. Our offers also appear in other formats where we either do not host the offer page or the page that we do host is not included as an intermediate step in a transaction process. These other formats, which are collectively referred to in this Registration Statement as “other placements”, include pop-ups and pop-unders, log-ins, thank you pages, and non-hosted pages with unrelated editorial and advertising content. They do not include banners, skyscrapers and other, similar ad units, which to date we have elected not to support with our Dynamic Revenue Optimization system. The overall performance of these other placements has been widely variable historically, yet the supply of impressions in these other formats on a publisher’s site can be substantial.

Our website publishers measure our performance by comparing the revenue per thousand impression results to other available revenue generating solutions. An impression occurs each time an offer is displayed on a user’s computer screen. While we do not use average revenue per impression or per lead in evaluating the performance of our business, website publishers do use this metric in comparing various advertising options. Publishers can source advertisements directly from advertisers and agencies, they can contract with advertising networks like our network to satisfy their advertising requirements or they can do a combination of both. Almost exclusively publishers use revenue per impression when comparing the relative benefits of these various options. In addition, because of its value as a marketing tool to the publisher base, industry analysts find revenue per impression data useful. We thus have regularly provided data on average revenues per impression in our public filings, intend to do so in the future and discuss average revenues per impression in our Results of Operations below.

However, the most important, consistent and reliable business metrics management considers in determining the health of the business are revenues and net profit (loss).

For the years ended December 31, 2002, 2003, and 2004 our ten largest clients accounted for 44.6%, 61.7% and 63.9% of our revenues, respectively. No single client accounted for more than 10% of revenues in the year ended December 31, 2002. Proctor & Gamble and Advertising.com accounted for 13.6% and 10.1%, respectively, of revenues during the year ended December 31, 2003. Advertising.com and Quinstreet accounted for 20.2% and 12.3%, respectively, of revenues during the year ended December 31, 2004.

Over the past year we have sought to work with larger clients with bigger ad budgets. This has resulted in the percentage of our revenues derived from our 10 largest clients remaining relatively high. This has also resulted in an increase of the percentage of revenue provided by Advertising.com. The overall percentage of revenue related to Advertising.com increased from 10.1% in 2003 to 20.2% in 2004. As we look to do more business with other agencies it is expected that Advertising.com will account for a less significant portion of our revenues in the future. However, we expect our revenues to be composed of a similar mix of large and small advertiser clients in the immediate future.

In March 2005, the Company completed a $6 million private placement investment with seven accredited investors. The Company sold the accredited investors 351,083 shares of unregistered Aptimus, Inc. common stock at a price of $17.09 per share. In connection with this sale warrants for an additional 95,494 shares of common stock at a strike price of $20.22 were also issued to the investors.

In March 2005, shares of our common stock (APTM) were re-listed on the Nasdaq National Market Exchange.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues. We derive our revenues primarily from response-based advertising contracts. Leads are obtained through promoting our clients’ offers across our Aptimus Network of web site publishers and opt-in email lists. Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force Issue Number 99-19 (EITF 99-19). Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Cost of revenues on the Statement of Operations.

Revenue (In thousands, except percentages)	2003	2004	Percentage Change
Year ended December 31,	$4,571	$13,993	206.1%

	Year Ended December 31,
Revenue Per Thousand Impression (CPM) (In thousands, except percentages and CPM data)	2003	2004	Percentage Increase (Decrease)
Core placement CPM	$266.06	$377.02	41.7%
Core placement page impressions	3,172	23,373	636.9%
Other placement CPM	$14.08	$20.24	43.8%
Other placement page impressions	117,000	133,737	14.5%

The increase in revenue is primarily due to expansion of our Aptimus Network, including the addition of new web site distribution publishers thereby increasing our page impressions and corresponding user transactions, and the expansion of our advertiser client base. A primary focus for the company in 2004 was to continue expanding the number of publishers in our Network, thereby increasing the number of placements, both core and other, and corresponding page impressions. We source our results based leads from two primary network sources - web sites and email lists. For the year ended December 31, 2003, leads derived from email list sources accounted for $2.1 million or 45% of our overall revenue compared to $2.3 million or 16% for the year ended December 31, 2004.

For the year ended December 31, 2004, our average revenue per thousand impressions for our core placements increased to $377 per thousand impressions compared to $266 for the comparable period in 2003. Our average revenue per thousand impressions for our other placements for the year ended December 31, 2004 increased to $20 from $14 for the comparable period in 2003. The number of page impressions for core placements and other placements for the year ending December 31, 2004 increased to 23.4 million and 133.7 million, respectively, compared to 3.2 million and 117 million, respectively, for the comparable period in 2004. The increase in page impressions was the result of adding more publishers to the Aptimus Network and adding additional placements within existing publisher websites. In addition, the average revenue per thousand impressions for our core placements increased as a result of further refinements to our Dynamic Revenue Optimization technology and a higher performing offer mix. The average revenue per thousand impressions for our other placements increased slightly also as a result of further refinements to our Dynamic Revenue Optimization technology and a higher performing offer mix. While we expect our revenues from lead generation sourced via our email lists to remain at close to current revenue levels in future periods subject to quarterly positive and negative fluctuations, we anticipate their contribution as a percentage of total revenues will continue to decline as we focus all our efforts in respect to offer distribution on expansion of our network of website publishers. We expect the revenue per thousand impressions of our core placements to be consistent with current levels over the long term while it might fluctuate quarter-to-quarter depending on the mix of publishers in our network and placements within those publishers. We expect over the long term the revenue per thousand impressions of our other placements will fluctuate to an even greater degree depending on the placements within our network and the mix of offers in our system. It is expected that revenues will continue to grow as we increase our client and publisher network, although the growth rate in 2005 is expected to be lower than that experienced in 2004. Our plan is to continue to expand our network with new distribution publishers and client offers.

Cost of revenues. Cost of revenues consists of fees to web site publishers and email list owners participating in our network.

(In thousands, except percentages)	2003	% of revenue	2004	% of revenue	Percentage Inc. (Dec.)
Year Ended December 31,	$1,436	31.4%	6,262	44.8%	336.1%

Cost of revenues have increased primarily as a result of the increase in total revenue. Cost of revenues have increased on a percentage of revenue basis, as a result of the growth in web site network revenues outpacing the growth of our email based revenues. The effective rate at which we share revenues for email based revenue is lower than that of web site network based revenues as a result of our ownership of a large portion of the names mailed and that we deduct the cost of delivering the emails before calculating the fees due publishers for email based revenues. Cost of revenues is expected to increase further as a percentage of revenues as revenues increase and is expected to normalize at around 47% of revenues for the year ended December 31, 2005.

Sales and Marketing. Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs.

(In thousands, except percentages)	2003	% of revenue	2004	% of revenue	Percentage Inc. (Dec.)
Year Ended December 31,	$1,288	28.2%	$2,316	16.6%	79.8%

The increase in sales and marketing expenses was a result of hiring of additional personnel, increases in sales commissions due to increased sales, accrual of a net income based bonus pool for the year, and increases in bad debt expense. These items accounted for 53.0%, 29.0% 10.0% and 9.8% of the increase in expense, respectively. The majority of the new employees in sales and marketing were in the business development department, which focuses on signing up new publishers. Bad debts increased due to an increase in the reserve and the write-off of approximately $60,000 in accounts during the year. Sales and marketing costs are expected to increase further as revenues increase and as additional advertising is done to attract new publishers. However, sales and marketing expense is not expected to increase as a percentage of revenues.

Connectivity and Network Costs. Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include Internet connection charges, hosting facility costs, email delivery costs and personnel costs.

(In thousands, except percentages)	2003	% of revenue	2004	% of revenue	Percentage Inc. (Dec.)
Year Ended December 31,	$1,023	22.4%	$812	5.8%	(20.6)%

This decrease was primarily the result of decreases in connectivity and email delivery costs, which were offset by increases in labor costs, maintenance agreement costs and address verification costs. As a percentage of the total change in this account these factors accounted for 75%, 131%, (61%), (16%) and (26%), respectively. The decrease in connectivity resulted from moving our network production environment in-house. In the first six months of 2003, the network production environment was hosted by EDS Corporation. Similarly the decrease in email delivery costs was a result of moving the remaining email programs in-house. In 2003, a third party performed the majority of the email delivery. The increase in labor related costs is a result of pay reductions, which were in place in the first quarter of 2003, the hiring of an additional network engineer during the quarter, and a net income based bonus that was accrued in 2004. In the fourth quarter of 2002 and the first quarter of 2003, our existing employees agreed to a reduction in pay to improve our cash flows. In the first quarter of 2004, we paid our employees an amount equal to the reduction in pay they agreed to during these two quarters. The increased maintenance is related to additional maintenance contracts on hardware and software. Address verification costs are campaign related and vary from month to month depending on the number of offers requiring this service. Connectivity and network costs for 2005 are expected to be similar to levels in 2004.

Research and Development. Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems.

(In thousands, except percentages)	2003	% of revenue	2004	% of revenue	Percentage Inc. (Dec.	)
Year Ended December 31,	$527	11.5%	$615	4.4%	16.7%

This increase in research and development expense was primarily due to increases in labor costs. In the fourth quarter of 2002 and the first quarter of 2003, our existing employees agreed to a reduction in pay to improve our cash flows. In the first quarter of 2004, we paid our employees an amount equal to the reduction in pay they agreed to during these two quarters, resulting in an increase in labor related costs in 2004. In addition there was also a bonus based on net income that was accrued in 2004. Research and development expense for 2005 is expected to be slightly higher than levels in 2004 as a result of hiring an additional employee in the development group.

General and Administrative. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees.

(In thousands, except percentages)	2003	% of revenue	2004	% of revenue	Percentage Inc. (Dec.)
Year Ended December 31,	$1,423	31.1%	$1,564	11.2%	9.9%

The majority, 53%, of the increase in general and administrative expense was due to increases in labor costs. In the fourth quarter of 2002 and the first quarter of 2003, our existing employees agreed to a reduction in pay to improve our cash flows. In the first quarter of 2004, we paid our employees an amount equal to the reduction in pay they agreed to during these two quarters, resulting in an increase in labor related costs in 2004. In addition there was also a bonus based on net income that was accrued in 2004. The primary other cause of the increase in general and administrative costs was an increase in business taxes paid. These taxes are based on revenues for Washington State and the city of Seattle and gross payroll for the city of San Francisco. Since both revenues and labor costs increased in 2004 the related tax liabilities also increased. Total general and administrative expenses for 2005 are expected to be higher than 2004 primarily as a result of additional costs incurred to regain listing on the NASDAQ National Market Exchange and additional increases in revenue based business taxes.

Depreciation and Amortization. Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property and purchased email lists.

(In thousands, except percentages)	2003	% of revenue	2004	% of revenue	Percentage Inc. (Dec.)
Year Ended December 31,	$315	6.9%	$255	1.8%	(19.0)%

Depreciation and amortization expense decreased in 2004 as additional computer equipment has become fully depreciated. We anticipate depreciation and amortization expense in 2005 to remain on a level consistent with 2004. Although additional equipment will become fully depreciated in 2005, we plan on purchasing additional equipment that will offset and possibly reverse this trend of expense reduction.

Loss (gain) on disposal of long-term assets. Loss (gain) on disposal of long-term assets consists of gains and losses on disposals of assets and impairments on long-term investments. Some computer hardware, furniture, and leasehold improvements were retired in the second quarter, however the majority of the assets were fully depreciated or insurance proceeds were received and no material gain or loss was recorded during 2004. No material gains or losses are expected in 2005.

Interest Expense. Interest expense in the current year results from capital equipment leases and convertible notes payable. Interest expense totaled $35,000 for the year ended December 31, 2004 and $41,000 in 2003. Interest expense is expected to be zero 2005 as the convertible notes payable were converted to common stock on March 30, 2004 and the capital equipment leases were paid in full in July 2004.

Interest Income. Interest income results from earnings on our available cash reserves. Interest income totaled $33,000 in the year ended December 31, 2004 and $8,000 in 2003. The increase in interest income is primarily a result of our improved cash position resulting from the proceeds from the sale of common stock in December 2003 and the positive cash flow generated in the second half of 2004. Interest income is expected to increase slightly in 2005 as the Company’s cash position is expected to continue to improve.

Income Taxes. No provision for federal income taxes has been recorded for any of the periods presented due to taxable losses incurred in those years. The Company has provided full valuation allowances on the related net deferred tax assets because of the uncertainty regarding their realizability. As of December 31, 2004, approximately $64.6 million of net operating losses remain for federal income tax reporting purposes. We determined that a change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions, has occurred and may substantially limit the utilization of the net operating loss carry-forwards. The annual limitation may result in the expiration of net operating losses before utilization.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. We derive our revenues primarily from response-based advertising contracts. Leads are obtained through promoting our clients’ offers across our Aptimus Network of web site publishers and opt-in email lists. Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force Issue Number 99-19 (EITF 99-19). Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Cost of revenues on the Statement of Operations.

Revenue (In thousands, except percentages)	2002	2003	Percentage Inc. (Dec.)
Year ended December 31,	$2,915	$4,571	56.8%

	Year Ended December 31,
Revenue Per Thousand Impression (CPM) (In thousands, except percentages and CPM data)	2002	2003	Percentage Increase (Decrease)
Core placement CPM	$45.41	$266.06	486.0%
Core placement page impressions	1,932	3,172	64.2%
Other placements CPM	$16.84	$14.08	(16.4%)
Other placement page impressions	60,299	117,000	94.0%

The increase in revenue is primarily due to expansion of our Aptimus Network, including the addition of new web site distribution publishers thereby increasing our page impressions and corresponding user transactions, and the expansion of our advertiser client base. A primary focus for the company in 2004 is to continue expanding the number of publishers in our Network, thereby increasing the number of placements, both core and other, and corresponding page impressions. We source our results based leads from two primary network sources - web sites and email lists. In 2003, we distinguished for the first time the two client types we have identified since that time: continuity-type clients and campaign-type clients. For the period ending December 31, 2003, campaign clients accounted for $839,000 or 18% of our revenue. As we did not distinguish between campaign-type and continuity-type clients prior to 2003, no campaign-type client revenue was identified in the comparable period in 2002 or in prior years. For the year ended December 31, 2003, our average revenue per thousand impressions for our core placements increased to $266 per thousand impressions compared to $45 for the comparable period in 2002. Our average revenue per thousand impressions for our other placements for the year ended December 31, 2003 decreased to $14 from $16 for the comparable period in 2002. The number of page impressions for core placements and other placements for the year ending December 31, 2003 increased to 3,172,000 and 117,000,000, respectively, compared to 1,932,000 and 60,299,000, respectively, for the comparable period in 2002. The increase in page impressions was the result of adding more publishers to the Aptimus Network and adding additional placements within existing publisher websites. In addition, the average revenue per thousand impressions for our core placements increased as a result of further refinements to our Dynamic Revenue Optimization technology and a higher performing offer mix. The average revenue per thousand impressions for our other placements decreased slightly as a result of a higher concentration of lower paying offers in the offer mix. For the year ended December 31, 2003, leads derived from email list sources accounted for $2.1 million or 45% of our overall revenue compared to $1.7 million or 58% for the year ended December 31, 2002. While we expect our revenues from lead generation sourced via our email lists to remain at close to current revenue levels in future periods subject to quarterly positive and negative fluctuations, we anticipate their contribution as a percentage of total revenues will continue to decline as we focus all our efforts in respect to offer distribution on expansion of our network of website publishers. The average number of emails sent per month in the year ending December 31, 2003 increased by 158% to 439 million compared from 170 million for the same period in 2002. The increase was due to the fact we added approximately 15 million names to our email database and we substantially increased the use of our third-party bulk mail service provider. This increase in email volume was tempered by a 53.6% decrease in email revenue per thousand impressions to $0.39, compared to $0.84 for the corresponding period in 2002.

Cost of revenues. Cost of revenues consists of fees to web site publishers and email list owners participating in our network.

(In thousands, except percentages)	2002	% of revenue	2003	% of revenue	Percentage Inc. (Dec.)
Year ended December 31,	$1,013	34.8%	$1,436	31.4%	41.8%

This increase is directly related to the increase in our revenue. Cost of revenues have increased at a lower rate than revenues as a result of email based campaigns. Email based campaigns that are sent to Company-owned lists do not have any publisher fees associated with them. Also the cost of delivering the emails and certain third-party costs are generally deducted before calculating the fees due publishers for email based campaigns not sent to Company-owned lists.

Sales and marketing. Sales and marketing expenses consisted primarily of marketing and operational personnel costs, bad debts, and outside sales costs.

(In thousands, except percentages)	2002	% of revenue	2003	% of revenue	Percentage Inc. (Dec.)
Year ended December 31,	$1,971	67.6%	$1,288	28.2%	(34.7)%

The decrease in sales and marketing expenses is primarily a result of a $430,000 reduction in payroll costs and a $230,000 reduction in rent expense. The decrease in payroll costs is a result of a decrease in the amount of high level management in the sales and marketing area. The reduction in rent expense is a result of renegotiating the Seattle lease in October of 2002, and the San Francisco lease in January 2003. In November 2003, we signed a lease for new office space in San Francisco. The cost of the new lease is consistent with the cost of the lease for our former San Francisco office space. We have also signed a lease for new office space in Seattle that commences at the June 30, 2004, termination of our current Seattle office lease. The cost of the new Seattle office lease is consistent with that of our current lease. Bad debt expense, net of recoveries, was $26,000 and $(2,000) in the year ended December 31, 2003 and 2002, respectively. As we add employees and our business grows, we will likely need to hire a management-level employee, most likely in the sales and business development area, to help manage our expanding activities.

Connectivity and network costs. Connectivity and network costs consist of expenses associated with the fees, maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs, banner ad serving fees and personnel costs.

(In thousands, except percentages)	2002	% of revenue	2003	% of revenue	Percentage Inc. (Dec.)
Year ended December 31,	$1,312	45.0%	$1,023	22.4%	(22.0)%

The decrease in connectivity and network costs is primarily a result of an $182,000 decrease in connectivity costs and an $114,000 decrease in email delivery costs. These reductions were offset by small increases in several other categories. Connectivity costs decreased primarily as a result of terminating our offsite hosting contract with EDS. Email delivery costs decreased as a result of using different email delivery vendors with lower costs for delivery. The EDS contract was cancelled in July 2003, which resulted in five months of savings in 2003. Also January 2004 was the last month that an external provider was used for delivery of email. In 2003 email delivery fees were approximately $300,000.

Research and development. Research and development expenses primarily include personnel costs related to maintaining and enhancing the features, content and functionality of our web sites, network and related systems.

(In thousands, except percentages)	2002	% of revenue	2003	% of revenue	Percentage Inc. (Dec.)
Year ended December 31,	$559	19.2%	$527	11.5%	(5.7)%

General and administrative. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and professional service fees.

(In thousands, except percentages)	2002	% of revenue	2003	% of revenue	Percentage Inc. (Dec.)
Year ended December 31,	$1,687	57.9%	$1,319	28.9%	(21.8)%

The decrease in general and administrative expenses is primarily a result of a $154,000 reduction in payroll costs and an $115,000 reduction in rent expense. The decrease in payroll costs is a result of a decrease in the number of general and administrative staff. The reduction in rent expense is a result of renegotiating the Seattle lease in October of 2002, and the San Francisco lease in January 2003. General and administrative expenses in 2004 are expected to be slightly higher than amounts in 2003. We expect our external legal and accounting fees will increase in 2004 and beyond as a result of ongoing efforts to insure compliance with evolving federal securities laws.

Depreciation and amortization. Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property.

(In thousands, except percentages)	2002	% of revenue	2003	% of revenue	Percentage Inc. (Dec.)
Year ended December 31,	$1,305	44.8%	$315	6.9%	(75.9)%

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

Lease renegotiation costs and impairment of leasehold improvements. No significant additional lease renegotiation costs or impairments of leasehold improvements occurred in 2003.

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

Liquidity and Capital Resources

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Net proceeds from the issuance of stock through December 31, 2004, totaled $67.2 million. As of December 31, 2004, we had approximately $3.6 million in cash and cash equivalents, providing working capital of $4.6 million. Other than the deferred tax asset, as described more fully below, no off-balance sheet assets or liabilities existed at December 31, 2004. We raised an additional $5.7 million in net proceeds from the sale of unregistered common stock in March 2005.

Net cash used in operating activities was $1.2 million during the year ended December 31, 2003. Net cash provided by operating activities was $1.6 million during the year ended December 31, 2004. Cash provided by (used in) operating activities consisted of:

	Years ended December 31,
	2003	2004
Cash received from customers	$4,126	$11,928
Cash paid to employees and vendors	(5,302)	(10,297)
Interest received	8	32
Interest paid	(33)	(30)
Net cash provided by (used in) operations	$(1,201)	$1,633

Net cash used in investing activities was $84,000 and $382,000 in the years ended December 31, 2003 and 2004, respectively. For the year ended December 31, 2003, $118,000 was used to acquire fixed assets, $35,000 was used to acquire intangible assets, $51,000 was provided by the sale of short-term investments and $18,000 was provided by the sale of fixed assets. In addition to these cash transaction $203,000 of computer equipment was purchased with capital leases during the year ended December 31, 2003. For the year ended December 31, 2004 $415,000 was used to acquire fixed assets, $8,000 was used to acquire intangible assets, and $41,000 was provided by proceeds from disposal of fixed assets.

Net cash provided by (used in) financing activities was $3.0 million and $(9,000) for the years ended December 31, 2003 and 2004, respectively. Net cash provided by financing activities in 2003 was $2.8 million from the sale of stock in a private placement and $305,000 from the issuance of convertible notes payable. These sources of cash were offset by the repayment of $162,000 of lease obligation in the year ended December 31, 2003. Net cash used in financing activities during the year ended December 31, 2004 resulted from $101,000 in principal payments made on capital leases and $168,000 in payments made related to the registration of shares offset by $260,000 in proceeds from option and warrant exercises.

We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. This is based on the cash generated by operations during the year ended December 31, 2004. We currently anticipate spending $400,000 to $500,000 on capital expenditures in 2005 in order to expand and improve our network infrastructure. Should our goal of maintaining positive cash flow not be met, we may need to raise additional capital to meet our long-term operating requirements.

Our cash requirements depend on several factors, including the rate of market acceptance of our services and the extent to which we use cash for acquisitions and strategic investments. Although, no acquisitions or major strategic investments are currently planned, unanticipated expenses, poor financial results or unanticipated opportunities requiring financial commitments could give rise to earlier financing requirements. In addition, we do not currently anticipate any expenditures outside the ordinary course of business in pursuing the market strategies described in this annual report. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

The following table summarizes the contractual obligations and commercial commitments entered into by the Company, in thousands.

		Year ending December 31,
Contractual Obligations	Total	2005	2006	2007	2008	2009

Operating leases (1)	860	227	233	250	100	50
Operating agreements (2)	109	79	30
Total Contractual Obligations	$969	$306	$263	$250	$100	$50
(1) These commitments relate to the leasing of our offices in Seattle and San Francisco. We expect to fund these commitments with existing cash and cash flows from operations.

(2) These commitments relate to connectivity and collocation contracts. We expect to fund these commitments with existing cash and cash flows from operations.

Off-Balance Sheet Arrangements

No off-balance sheet arrangements existed as of December 31, 2004.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements included in this annual report. We believe those areas subject to the greatest level of uncertainty are the valuation allowance for deferred tax assets, the allowance for doubtful accounts receivable and depreciation of fixed and intangible assets. In addition to those areas subject to the greatest level of uncertainty revenue recognition is also considered a critical accounting policy.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year's presentation. Amounts previously included in the statement of operations as partner fees have been reclassified to cost of revenues for all periods presented. Cost of revenues consists entirely of the reclassified partner fees. Included in cost of revenues are fees to web site publishers and email list owners participating in our network. Costs associated with connectivity and support of the network infrastructure are not included in cost of revenues. These costs are classified in connectivity and network costs as they are considered as more of a fixed cost than a variable cost of revenue. Also amounts related to the impairment of certain long-term investments were previously included in the statement of operations under the caption “Loss (gain) on disposal of long-term assets.” Amount related to the impairment of certain long-term investments have been reclassified to the “Impairment of long-term investment” caption.

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

Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force Issue Number 99-19 (EITF 99-19). Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Publisher fees on the Statement of Operations. Aptimus shares a portion of the amounts it bills its advertiser clients with the third-party web site owners or “publishers” and email list owners on whose web properties and email lists Aptimus distributes the advertisements. While this “revenue share” approach is Aptimus’ primary payment model, it will as a rare alternative pay web site owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the web site. Email based campaigns that are sent to Company owned lists do not have publisher fees associated with them.

The Company has evaluated the guidance provided by EITF 99-19 as it relates to determining whether revenue should be recorded gross or net for the payments made to network publishers and opt-in email list owners. The Company has determined the recording of revenues gross is appropriate based upon the following factors:

•	Aptimus acts as a principal in these transactions;

•	Aptimus and its customer are the only companies identified in the signed contracts;

•	Aptimus and its customer are the parties who determine pricing for the services;

•	Aptimus is solely responsible to the client for fulfillment of the contract;

•	Aptimus bears the risk of loss related to collections

•	Aptimus determines how the offer will be presented across the network; and

•	Amounts earned are based on leads or emails delivered and are not based on amounts paid to publishers.

In addition to response-based advertising revenues, the Company earns revenue from list rental activities. List rental revenues are received from the rental of customer names to third parties through the use of list brokers. Revenue from list rental activities are recognized in the period the payment is received due to uncertainty surrounding the net accepted number of names.

In addition to the ongoing revenue related to the network and email mailings some revenue has been recognized through March 31, 2002, related to services performed on the FreeShop site. These revenues have been recognized when received, as collection was not reasonably assured at the time the services were performed. As of December 31, 2004, it is not expected that any additional amounts will be received that have not been previously recognized as revenue.

Valuation Allowance for Deferred Tax Assets

SFAS 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. At December 31, 2004, our net deferred tax assets are $22.7 million. Currently a valuation allowance equal to the balance of the deferred tax assets has been recorded. This valuation allowance has been recorded, as the ability of the Company to utilize the deferred tax assets has not been assessed as being more likely than not.

Any change in the assessment of whether it is more likely than not that the deferred tax assets will be utilized will have a significant impact on the estimate of the valuation allowance. We believe the impact of he section 382 change in control limitations may result in an inability to fully remove the valuation allowance. Should the ability of the company to utilize the deferred tax assets not be assessed as more likely than not, no reduction in the valuation allowance would be made.

Allowance for Doubtful Accounts

The estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the aging categories are updated. Except where specific information indicates otherwise, the following rates were applied against the total balance due from the client when they had an amount in the applicable aging category as of the date the reserve analysis was performed:

	As of December 31,
	2002	2003	2004
Current	0%	0%	0%
Past due 1-30 days	0%	0%	0%
Past due 31-60 days	25%	25%	25%
Past due 61-90 days	50%	50%	50%
Past due greater than 90 days	100%	100%	100%

Additional metrics related to the allowance for doubtful accounts are as follow:

	As of December 31,
	2002	2003	2004
Reserve balance	$76,000	$61,000	$100,000
% Of overall AR reserved	12.5%	6.2%	3.4%
Days sales outstanding (1)	59	64	55
(1) Days sales outstanding is calculated by dividing net accounts receivable by revenue for the preceding quarter divided by the number of days in the preceding quarter.

As of December 31, 2002, 2003, and 2004, reserves were based on applying the standard rates to the aging categories as no specific accounts were identified as needing to be reserved.

Over the past three years accounts receivable has increased and the allowance for doubtful accounts has remained relatively consistent. This trend results from the recovery of the economic downturn that occurred in 2001. As a result of the economic downturn in 2001, a large number of companies went out of business or filed for bankruptcy protection during 2001 and 2002. As a result of these events, the collectibility of our accounts receivable was reduced and we recorded additional reserves to properly value accounts receivable. All of the accounts from this time period were written off or collected by the third quarter of 2003. As these problem accounts were addressed and written off or collected the reserve declined as a percentage of total accounts receivable. We do not expect to see this trend continue but rather expect our overall reserve balance will stabilize around the 4-7% range as the economy stabilizes. Prior to this challenging time, reserves were historically in the range of 7-10% of accounts receivable. As a result of our focus on credit and collections we believe the 4-7% range is a more accurate expectation of reserve balances, although they could be reduced further or increase again should future information indicate a need to do so.

Days sales outstanding has remained relatively consistent between 55-64 days over the three years ended December 31, 2004.

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

Office furniture and equipment Computer hardware and software Leasehold improvements	Five years Three years Three to Five years

Intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

Email names Aptimus patents and trademarks	Two years Three years

The cost of normal maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains or losses on the disposition of assets in the normal course of business are reflected in operating expenses as part of the results of operations at the time of disposal.

Changes in circumstances such as technological advances or changes to our business model can result in the actual useful lives differing from our estimates. In the event we determine that the useful life of a capital asset should be shortened we would depreciate the net book value in excess of the estimated salvage value, over its remaining useful life thereby increasing depreciation expense. Long-lived assets, including fixed assets and intangible assets other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. A review for impairment involves developing an estimate of undiscounted cash flow and comparing this estimate to the carrying value of the asset. The estimate of cash flow is based on, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance.

RECENT ACCOUNTING PRONOUNCMENTS

In December 2004, the FASB revised SFAS No. 123(R) Share-Based Payment. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. This statement will be implemented using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The impact of this statement on net income in periods beginning after June 15, 2005 is expected to be similar to the pro-form disclosure amounts previously include in the financial statements.

Item 7A: Quantitative And Qualitative Disclosures About Market Risk

All of our cash equivalents are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of December 31, 2004, however, our cash equivalents mature within three months. As of December 31, 2004, we believe the reported amounts of cash equivalents to be reasonable approximations of their fair values. As a result, we believe that the market risk and interest risk arising from its holding of financial instruments is minimal.

Item 8: Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Aptimus, Inc.
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Aptimus, Incorporated

We have audited the accompanying balance sheets of Aptimus, Inc. as of December 31, 2004 and 2003, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. In connection with our audit of the financial statements, we also have audited the financial statement schedule as of and for each of the three years in the period ended December 31, 2004, listed at Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aptimus, Inc., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Moss Adams LLP
Seattle, Washington
March 28, 2005

APTIMUS, INC.

BALANCE SHEETS
(in thousands)

	December 31,
	2003	2004

Cash and cash equivalents	$2,368	$3,610
Accounts receivable, net	919	2,857
Prepaid expenses and other assets	166	130
Total current assets	3,453	6,597
Fixed assets, net of accumulated depreciation	408	549
Intangible assets, net	30	15
Long-term investments	40	—
Deposits	44	45
	$3,975	$7,206
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$636	$1,375
Accrued and other liabilities	259	631
Current portion of capital lease obligations	101	—
Total current liabilities	996	2,006
Convertible notes payable, net of unamortized discount	267	—
Total liabilities	1,263	2,006
Commitments and contingent liabilities (note 9)
Shareholders’ equity Common stock, no par value; 100,000 Shares authorized, 5,213 and 5,973issued and outstanding at December 31, 2003 and 2004, respectively	63,098	63,495
Additional paid-in capital	2,679	2,644
Accumulated deficit	(63,065)	(60,939)
Total shareholders’ equity	2,712	5,200
	$3,975	$7,206

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2002	2003	2004

Revenues	$2,915	$4,571	$13,993
Operating expenses:
Cost of revenues	1,013	1,436	6,262
Sales and marketing	1,974	1,288	2,316
Connectivity and network costs	1,312	1,023	812

Research and development	559	527	615
General and administrative	1,695	1,423	1,564
Depreciation and amortization	1,305	315	255
Lease renegotiation costs and abandonment of leasehold improvements	478	—
Loss (gain) on disposal of long-term assets	(2)	37	1
Total operating expenses	8,441	6,049	11,825
Operating income (loss)	(5,526)	(1,478)	2,168
Interest expense	24	41	35
Interest income	46	8	33
Impairment of long-term investment	107	—	40
Net income (loss)	$(5,504)	$(1,511)	$2,126
Earnings (loss) per share:
Basic	$(1.35)	$(0.35)	$0.38
Diluted	$(1.35)	$(0.35)	$0.30
Weighted average shares outstanding:
Basic	4,073	4,333	5,630
Diluted	4,073	4,333	7,182

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

			Additional	Deferred		Total
	Common stock		paid-in	stock	Accumulated	Shareholders’
	Shares	Amount	capital	Compensation	Deficit	equity
Balance on December 31, 2001	3,985	60,173	2,534	(13)	(56,050)	6,644
Exercise of stock options and warrants	86	34	(29)			5
Issuance of common stock in connection with lease renegotiation	150	75				75
Compensation related to issuance of stock options to outside contractor			1			1
Amortization of deferred stock Compensation				11		11
Net loss					(5,504)	(5,504)

Balance on December 31, 2002	4,221	$60,282	$2,506	$(2)	$(61,554)	$1,232
Issuance of stock	777	2,694				2,694
Exercise of stock options and warrants	221	129				129
Issuance of warrants and options			166			166
Forfeiture of shares	(6)	(7)	7			—
Amortization of deferred stock Compensation				2		2
Net loss					(1,511)	(1,511)

Balance on December 31, 2003	5,213	$63,098	$2,679	$—	$(63,065)	$2,712
Costs related to issuance of stock		(168)				(168)
Issuance of shares under employee stock purchase program	10	44				44
Exercise of stock options and warrants	369	216				216
Conversion of Note Payable	381	305	(35)			270
Net income					2,126	2,126

Balance on December 31, 2004	5,973	$63,495	$2,644	$—	$(60,939)	$5,200

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2002	2003	2004
Cash flows from operating activities
Net income (loss)	$(5,504)	$(1,511)	$2,126
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,305	315	255
Bad debt expense (recovery)	(2)	26	127
Amortization of deferred stock compensation	11	103	—
Compensation on shares of common stock issued	76	—	—
Abandonment of fixed assets from lease renegotiation	377	—	—
Cash paid for restructuring costs	(15)	—	—
Loss (gain) on disposal of property and equipment	(2)	37	1
Impairment of long-term investment	107	—	40
Amortization of discount on short-term investments	(4)	—	—
Amortization of discount on convertible notes payable	—	7	3
Changes in assets and liabilities:
Accounts receivable	(259)	(415)	(2,065)
Prepaid expenses and other assets	60	(17)	35
Accounts payable	108	339	739
Accrued and other liabilities	(77)	(85)	372
Net cash used by operating activities	(3,819)	(1,201)	1,633
Cash flows from investing activities
Purchase of property and equipment	(29)	(118)	(415)
Proceeds from disposal of fixed assets	43	18	41
Purchase of intangible asset	(10)	(35)	(8)
Purchase of short-term investments	(1)	—	—
Sale of short-term investments	1,000	51	—
Net cash provided (used) by investing activities	1,003	(84)	(382)
Cash flows from financing activities
Proceeds from convertible note payable	—	305	—
Repayment of notes payable	(89)	—	—
Principal payments under capital leases	(84)	(162)	(101)
Issuance of common stock	5	2,887	260
Costs of issuing common stock	—	(44)	(168)

Net cash provided (used) by financing activities	(168)	2,986	(9)

Net increase (decrease) in cash and cash equivalents	(2,984)	1,701	1,242

Cash and cash equivalents at beginning of period	3,651	667	2,368

Cash and cash equivalents at end of period	$667	$2,368	$3,610

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and business

Aptimus operates an online direct marketing network. Aptimus is primarily an online marketing service that generates sales leads, creates product awareness, and initiates consumer purchases through promotional offers. Aptimus began as a division of Online Interactive, Inc. (Online), a Washington corporation, incorporated in July 1994. On June 30, 1997, Online Interactive contributed the FreeShop Division, including certain net assets, to its wholly owned subsidiary, FreeShop International, Inc., a Washington corporation incorporated on June 23, 1997, which then began operating as a separate entity.

On February 19, 1999, FreeShop International, Inc. changed its name to FreeShop.com, Inc. On October 16, 2000, FreeShop.com, Inc. changed its name to Aptimus, Inc. (Aptimus).

2. Summary of significant accounting policies

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation. Amounts previously included in the statement of operations as partner fees have been reclassified to cost of revenues for all periods presented. Cost of revenues consists entirely of the reclassified partner fees. Also amounts related to the impairment of certain long-term investments were previously included in the statement of operations under the caption “Loss (gain) on disposal of long-term assets.” Amounts related to the impairment of certain long-term investments have been reclassified to the “Impairment of long-term investment” caption.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant accounting policies and estimates underlying the accompanying financial statements include:

•	the timing of revenue recognition;
•	the allowance for doubtful accounts;
•	the lives and recoverability of equipment;
•	our determination of the need for reserves for deferred tax assets;
•	stock-based compensation.

It is reasonably possible that the estimates we make may change in the future.

Cash, cash equivalents and short-term investments

Aptimus generally considers any highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Aptimus classifies, at the date of acquisition, its marketable securities into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2002, short-term investments consisted of a certificate of deposit with a maturity of less than one year. At that time, we classified all of our short-term investments as held to maturity, which are reported at amortized cost, which approximated their fair value at December 31, 2002. There are no short-term investments at December 31, 2003 or 2004. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net.

Aptimus invests its cash and cash equivalents in deposits at a major financial institution that may, at times, exceed federally insured limits. We believe that the risk of loss is minimal. To date, we have not experienced any losses related to temporary cash investments.

Accounts receivable

Aptimus grants credit to its customers for substantially all of its sales. Accounts receivable are stated at their estimated net realizable value. The estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the aging categories are updated. We have reserved for all outstanding balances past due greater than ninety days as of December 31, 2003 and 2004. Accounts receivable are considered past due when payment has not been received within the contractual terms, which are generally net 30 days from invoice date. Amounts are considered uncollectible and written of to the reserve for bad debts when all internal collection efforts have been exhausted.

Fixed assets

Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized on a straight-line method over their estimated useful lives or the term of the related lease, whichever is shorter. The estimated useful lives for financial reporting purposes are as follows:

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

Intangible assets

Intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

Email names	Two years
Aptimus trademark and logo	Three years

At December 31, 2003 and 2004, accumulated amortization of intangible assets was $72,000 and $95,000, respectively.

Long-term investments

Long-term investments consist of minority equity investments in non-public companies. These investments are being accounted for on the cost basis and will be evaluated for impairment each quarter. During the years ended December 31, 2002 and 2004, Aptimus recorded charges of approximately $107,000 and 40,000, respectively, related to the impairment of these investments. During 2003 there were no identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments.

Impairment of long-lived assets

Aptimus evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. If at the time, such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As discussed further in Note 5, we recorded charges of $377,000 during 2002 related to the abandonment of leasehold improvements. No impairment charges were recognized during the year ended December 31, 2003 or 2004.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt approximate fair value because of their short maturities.

Deferred revenues

Deferred revenues consist of advance billings and payments on marketing contracts and are included in accrued and other liabilities in the accompanying balance sheet.

Revenue recognition

Aptimus currently derives revenue from providing response-based advertising programs through a network of web site and email distribution publishers.

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

Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-19 (EITF 99-19). Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Cost of revenues on the Statement of Operations. Aptimus shares a portion of the amounts it bills its advertiser clients with the third-party web site owners or “publishers” and email list owners on whose web properties and email lists Aptimus distributes the advertisements. While this “revenue share” approach is Aptimus’ primary payment model, it will as an alternative occasionally pay web site owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the web site. Email based campaigns that are sent to Company owned lists do not have publisher fees associated with them.

hawse have evaluated the guidance provided by EITF 99-19 as it relates to determining whether revenue should be recorded gross or net for the payments made to network publishers and opt-in email list owners. hawse have determined the recording of revenues gross is appropriate based upon the following factors:

•	Aptimus acts as a principal in these transactions;

•	Aptimus and its customer are the only companies identified in the signed contracts;

•	Aptimus and its customer are the parties who determine pricing for the services;

•	Aptimus is solely responsible to the client for fulfillment of the contract;

•	Aptimus bears the risk of loss related to collections

•	Aptimus determines how the offer will be presented across the network; and

•	Amounts earned are based on leads or emails delivered and are not based on amounts paid to publishers.

In addition to response-based advertising revenues, Aptimus earns revenue from list rental activities. List rental revenues are received from the rental of customer names to third parties through the use of list brokers. Revenue from list rental activities are recognized in the period the payment is received due to uncertainty surrounding the net accepted number of names.

In addition to the ongoing revenue related to the network and email mailings some revenue has been recognized through March 31, 2002, related to services performed on the FreeShop site. These revenues have been recognized when received, as collection was not reasonably assured at the time the services were performed. As of December 31, 2004, it is not expected that any additional amounts will be received related to services performed on the FreeShop site that have not been previously recognized as revenue.

Advertising costs

Aptimus expenses advertising costs as incurred. Total advertising expense for the years ended December 31, 2002, 2003, and 2004, were $8,000, $45,000, and $67,000, respectively.

Research and development costs

Research and development costs are expensed as incurred.

Web site development costs

Costs incurred in developing our web sites are accounted for in accordance with Emerging Issues Task Force Issues Number 00-02, “Accounting for web site Development Costs.” As such, we expense all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the web site’s estimated useful life if the web site is expected to have a useful life beyond one year. Costs capitalized are included in fixed assets and are amortized over three years. Costs associated with repair or maintenance of existing sites or development of web site content are expensed as incurred.

Income taxes

Aptimus accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

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

The following table sets forth the computation of the numerators and denominators in the basic and diluted earnings (loss) per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation as their effect on earnings (loss) per share is anti-dilutive (in thousands):

	Year ended December 31,
	2002	2003	2004
Numerator:
Net income (loss) (A)	$(5,504)	$(1,511)	$2,126
Denominator:
Weighted average outstanding shares of common stock (B)	4,073	4,333	5,630
Weighted average dilutive effect of options to purchase common stock	—	—	1,326
Weighted average dilutive effect of shares to be issued on conversion of convertible notes payable	—	—	86
Weighted average dilutive effect of warrants to purchase common stock	—	—	140
Weighted average of common stock and common stock equivalents (C)	4,073	4,333	7,182

Earnings (loss) per share:
Basic (A) / (B)	$(1.35)	$(0.35)	$0.38
Diluted (A) / (C)	$(1.35)	$(0.35)	$0.30

Antidilutive securities excluded consist of the following:
Options to purchase common stock	1,394	1,522	32
Warrants to purchase common stock	14	183	—
Shares to be issued on conversion of convertible notes payable	—	381	—
	1,408	2,086	32

Concentrations of credit risk

Concentrations of credit risk with respect to accounts receivable exist due to the large number of Internet based companies. This risk is mitigated due to the wide variety of customers to which Aptimus provides services, as well as the customer’s dispersion across many different geographic areas. During the year ended December 31, 2002, no single customer accounted for greater than 10% of total revenues. During the year ended December 31, 2003, two customers accounted for 13.6% and 10.1% of revenues. During the year ended December 31, 2004, two customers accounted for 20.2% and 12.3% of revenues. As of December 31, 2002, two customers accounted for 18.2% and 11.6%, of outstanding accounts receivable. As of December 31, 2003, two customers accounted for 34.4% and 17.2%, of outstanding accounts receivable. As of December 31, 2004, three customers accounted for 18.6%, 11.6% and 11.1%, of outstanding accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable.

Stock compensation

At December 31, 2004, Aptimus has two stock-based employee compensation plans, which are more fully described in Note 9. Aptimus accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the periods indicated:

	Years ended December 31,
	2002	2003	2004

Net income (loss), as reported	$(5,504)	$(1,511)	$2,126
Add: Total stock-based employee compensation expense, included in the determination of net income as reported, net of related tax effects	11	104	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(373)	(249)	(552)
Pro forma net income (loss)	$(5,866)	$(1,656)	$1,574

Earnings per share:
Basic - as reported	$(1.35)	$(.35)	$0.38
Basic - pro forma	$(1.44)	$(.38)	$0.28
Diluted - as reported	$(1.35)	$(.35)	$0.30
Diluted - pro forma	$(1.44)	$(.38)	$0.22

For SFAS No. 123 pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2002, 2003 and 2004, with the following assumptions used for grants to employees:
	Year ended December 31,
	2002	2003	2004
Weighted average risk free interest rate	3.29%	2.53%	3.16%
Weighted average expected life (in years)	3.60	4.00	4.00
Volatility	100%	100%	100%
Dividends	None	None	None

Comprehensive income

To date, Aptimus has not had any transactions required to be reported in comprehensive income other than its net income (loss).

Segment information

Aptimus has organized and managed its operations in a single operating segment providing results based advertising to direct marketing clients. See Note 17 - Segment Information.

Recent accounting pronouncements

In December 2004, the FASB revised SFAS No. 123(R) Share-Based Payment. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. This statement will be implemented using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The impact of this statement on net income in periods beginning after June 15, 2005 is expected to be similar to the pro-form disclosures include above under “stock compensation.”

3. Accounts receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2003	2004
Accounts receivable	$980	$2,957
Less: Allowance for doubtful accounts	(61)	(100)
	$919	$2,857

4. Property and equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2004
Computer hardware and software	$2,717	$2,426
Office furniture and equipment	281	141
Leasehold improvements	229	74
	3,227	2,641
Less: Accumulated depreciation and amortization	(2,819)	(2,092)
	$408	$549

Property and equipment includes equipment under capital leases in the amount of $203,000 and zero at December 31, 2003 and 2004, respectively. Accumulated amortization on this equipment was $26,000 at December 31, 2003.

During the third quarter of 2002 we negotiated and reached agreement with our Seattle landlord to substantially reduce the amount of space we lease and the corresponding rental rate we paid for our Seattle offices at that time. The new arrangement accommodated our limited space requirements and reflected the current market’s lower rates. Under the terms of the new lease, beginning October 1, 2002, Aptimus began paying significantly less rent for a reduced amount of office space and surrendered a majority of the leasehold improvements made in Seattle. Lease renegotiation costs and impairment of leasehold improvements of $478,000 were recorded; $377,000 related to the net book value of the leasehold improvements being surrendered to the landlord, $25,000 related to a cash payment required under the agreement to amend the lease and $76,000 related to 150,000 shares of unregistered common stock issued to the landlord. Since July 2004, we no longer occupy this property. The remaining useful lives of the leasehold improvements not surrendered to the landlord coincided with the lease tern and no additional impairment or loss was recognized on such leasehold improvements.

5. Line-of-credit

In July 2003, Aptimus obtained a line-of-credit with Comerica Bank for up to $500,000, with a term of one year that was secured by the Company’s assets. The line-of-credit bore interest at prime plus three percent. Timothy C. Choate, the Company Chief Executive Officer, personally guaranteed the line-of-credit. In August 2003, Mr. Choate was granted an option to purchase 25,000 shares of our common stock at an exercise price of $0.00 per share in recognition of and gratitude for his personal guarantee of the line-of-credit debt. At December 31, 2003 there was no balance outstanding under the line-of-credit. The line-of-credit was terminated in April of 2004.

6. Accrued and other liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2003	2004
Accrued network publisher fees	$27	$73
Accrued commissions	55	92
Deferred revenue	37	44
Accrued vacation	68	62
Accrued bonus	—	236
Other	72	124
	$259	$631

7. Convertible note payable

In July 2003, Aptimus borrowed $305,000 pursuant to the terms of a Convertible Promissory Note, which paid interest of 6% per annum, but could be converted to shares of common stock at the option of the holder at a fixed price of $0.80 per share. The note had a 36-month term. Accrued interest was payable quarterly, commencing one year from the closing date. In addition to the notes, Aptimus issued warrants to the investors to purchase a total of 127,094 shares of common stock for $0.50 per share. The warrants have a term of five years. On March 30, 2004, the Convertible Promissory Note was converted into 381,250 shares of common stock. On conversion of the Convertible Promissory Note, $35,000 of the $46,000 discount recorded related to the warrants issued in connection with the Convertible Promissory Note was reversed against paid in capital. The difference of $11,000 was reported as interest expense, throughout the period the Convertible Promissory Note was outstanding. In addition, $13,000 of accrued interest was paid directly to the holders of the Convertible Promissory Note in April 2004.

8. Related party transactions

In May 2002, 23,600 shares of our common stock were purchased from a departing executive officer, on a ratable basis, by four of our executive officers for total purchase consideration of $27,376. To facilitate this transaction Aptimus loaned each of the four executive officers the $6,844 necessary to purchase their respective shares. The notes receivable bear interest at the prime rate, are secured by the stock purchased with the loan proceeds and are non-recourse. The terms of the notes receivable called for repayment on the earlier of demand by Aptimus or the self-initiated, voluntary termination of employment by the executive officer. The terms also called for the loan to be forgiven on the earlier of two years, the merger or sale of Aptimus, the filing of a bankruptcy petition by or against Aptimus or election by the Company Board of Directors in its sole discretion. However, due to the flexibility of the note terms, Aptimus felt the value of the notes should not be reflected on the balance sheet. The value of these notes of $27,376 was expensed as compensation expense in September 2002. In June 2003, 5,900 of the shares outstanding were cancelled along with $6,844 of notes receivable as a result of one of the executive officers leaving the Company. As of June 2004, by their terms the remaining notes have expired and the underlying loans have been forgiven.

In July 2003, we borrowed $305,000 pursuant to the terms of a Convertible Note Purchase Agreement (see Note 7). The payment obligation, memorialized in a secured convertible promissory note issued to each investor, had a 36-month term, bore interest at 6% per annum, and could be converted to shares of common stock at the option of the holder at a fixed price of $0.80 per share. Accrued interest was payable quarterly, commencing one year from the closing date. As part of the transaction, we issued to the investors warrants to purchase a total of 127,094 shares of our common stock for $0.50 per share. The warrants have a term of five years. The $45,627 value of these warrants was recorded as a discount on the convertible note obligation and amortized to expense over the 36-month term of the obligation. In July 2003, Timothy C. Choate, our CEO, and Robert W. Wrubel, one of our independent directors, each participated in the convertible note financing in the amount of $50,000 and $15,000, respectively. In his capacity as an investor, Mr. Choate was granted a warrant to purchase 20,835 shares of our common stock; and Mr. Wrubel was granted a warrant to purchase 6,250 shares of our common stock. On March 30, 2004, the Convertible Promissory Note was converted into 381,250 shares of common stock of which Mr. Choate received 62,500 and Mr. Wrubel received 18,750. In April 2004 Mr. Choate and Mr. Wrubel received payments of $2,252.05 and $650.96, respectively, representing interest on the convertible promissory notes.

In July 2003, Aptimus obtained a line-of-credit with Comerica Bank for up to $500,000, with a term of one year, which is renewable at our option, and is secured by the Company’s assets. The line-of-credit bears interest at prime plus three percent. Timothy C. Choate, the Company Chief Executive Officer, personally guaranteed the line-of-credit. In August 2003, Mr. Choate was granted an option to purchase 25,000 shares of our common stock at an exercise price of $0.00 per share in recognition of and gratitude for his personal guarantee of the line-of-credit debt. At December 31, 2003, there was no balance outstanding under the line-of-credit. Equity-based compensation of $15,500, representing the fair market value of the underlying shares at the time of the grant, was recorded related to this option grant.

9. Commitments and contingencies

The Company’s office facilities are leased under operating leases that provide for minimum rentals and require payment of property taxes and include escalation clauses.

Future minimum lease payments under the non-cancelable leases are as follows (in thousands).

Year ending December 31,	Operating leases	Other operating agreements	Total

2005	$227	$79	$306
2006	233	30	263
2007	250	—	250
2008	100	—	100
2009	50	—	50
Total minimum lease payments	$860	$109	$969

Rent expense for the years ended December 31, 2002, 2003 and 2004, was $648,000, $206,000 and $224,000 respectively.

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

Guarantees and Indemnifications

The following is a summary of our agreements that hawse have determined are within the scope of Interpretation No. 45, or FIN 45, which are separately grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, hawse have no liabilities recorded for these agreements as of December 31, 2004.

As permitted under Washington law and our by-laws and certificate of incorporation, Aptimus has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is the applicable statute of limitations for indemnifiable claims. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, Aptimus has a directors’ and officers’ insurance policy that may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe the estimated fair value of this indemnification obligation is not material. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage, which attempts may result in expensive and time-consuming litigation against the insurers.

Aptimus’ standard advertising client and distribution publisher contracts include standard cross indemnification language that requires, among other things, that we indemnify the client or publisher, as the case may be, for certain claims and damages asserted by third-parties that arise out of Aptimus’ breach of the contract. In the past, Aptimus has not been subject to any claims for such losses and has thus not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe the estimated fair value of these obligations is not material.

Pursuant to these agreements, Aptimus may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims, which may include, claims of intellectual property infringement, breach of contract and intentional acts in the performance of the contract. The term of these indemnification obligations is generally limited to the term of the contract at issue. In addition, Aptimus limits the maximum potential amount of future payments we could be required to make under these indemnification obligations to the consideration paid during a limited period of time under the applicable contract, but in some infrequent cases the obligation may not be so limited. In addition, our standard policy is to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, indirect, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of service warranties based on specific warranty claims and claim history. Aptimus has not been subject to any claims for such losses and has not incurred any costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe the estimated fair value of these agreements is not material.

10. Shareholders’ equity

Preferred stock

Subject to the provisions of the articles of incorporation and limitations prescribed by law, the Board of Directors has the authority to issue, without further vote or action by the shareholders, up to 6,814,516 additional shares of preferred stock in one or more series.

In March 2002, the Board of Directors of Aptimus declared a dividend distribution of one preferred share purchase right (a “right”) for each outstanding share of our Common Stock. The dividend was payable to the stockholders of record on March 29, 2002. Each right entitles the registered holder to purchase form Aptimus one one-thousandth of a share of Series C Preferred Stock at a price of $15 per one one-thousandth of a Preferred Share. In the event of an acquisition, except pursuant to a tender or exchange offer which is for all outstanding Common Shares at a price and on terms which a majority of certain members of the Board of Directors determines to be adequate, each holder of a right will thereafter have the right to receive upon exercise the number of Common Shares or of one one-thousandth of a share of Preferred Shares having a value equal to two times the exercise price of the right. There were no transactions during 2002, 2003 or 2004 related to the rights.

Common stock

In October of 2002, 150,000 shares of common stock were issued to the Seattle landlord as compensation for renegotiation of the then Seattle lease. Compensation of $76,000 was recorded related to this issuance of stock and is included in the lease renegotiation costs and abandonment of leasehold improvements line of the statement of operations.

In December 2003, 776,690 shares of unregistered common stock were issued to investors at a price of $3.55 per share. Gross proceeds were $2.757 million with costs of approximately $64,000, including $20,000 of compensation related to the issuance of warrants. On December 4, 2003, the date this sale closed, the price of our shares on the over-the-counter market was $4.65 per share. This sale was priced at $3.55 as the negotiations were initiated in November 2003, when our stock traded between $3.25 and $4.10, the shares were not registered, and the sale was for a significant quantity of shares. These shares were subsequently registered on November 12, 2004.

On March 30, 2004, the Convertible Promissory Note was converted into 381,250 shares of unregistered common stock. These shares were subsequently registered on November 12, 2004.

Warrants

In July of 2003, in connection with the issuance of the $305,000 convertible note payable, Aptimus issued warrants for 127,095 shares of common stock. The warrants are fully vested, have an exercise price of $0.50 per share and a term of five years. Compensation related to the issuance of the warrants in the amount of $46,000 was recorded as a discount and was being amortized to interest expense over the life of the notes. On March 30, 2004, the Convertible Promissory Note was converted into 381,250 shares of common stock. On conversion of the Convertible Promissory Note, $35,000 of the $46,000 discount recorded related to the warrants issued in connection with the Convertible Promissory Note was reversed against paid in capital. The difference of $11,000 was reported as interest expense, throughout the period the Convertible Promissory Note was outstanding.

In October of 2003, Aptimus issued a warrant to purchase 50,000 shares of common stock for services. The warrant is fully vested, has an exercise price of $2.05 per share and a term of five years. Compensation related to the issuance of this warrant in the amount of $78,000 was recorded and is include in equity based compensation on the statement of operations.

In December of 2003, Aptimus issued a warrant to purchase 5,634 shares of common stock related to the sale of 776,690 shares of common stock. The warrant is fully vested, has an exercise price of $5.00 per share and a term of five years. Compensation related to the issuance of this warrant in the amount of $20,000 was recorded and is include as an offset to common stock in the balance sheet.

In return for various services, Aptimus has issued warrants to purchase shares of common stock. At December 31, 2004, warrants outstanding are as follows:

Year of issue	Shares	Exercise price	Year of expiration
2003	68,758	$0.50	2008
2003	43,125	$2.05	2008
2003	5,634	$5.00	2008

Stock options

Effective June 30, 1997, Aptimus approved the 1997 Stock Option Plan (the 1997 Plan) to provide for the granting of stock options to employees, directors and consultants of Aptimus to acquire ownership in Aptimus and provide them with incentives for their service. As of December 31, 2004, under the terms of the 1997 Plan, 628,731 shares of common stock remain unissued and not subject to options and have been reserved for issuance to plan participants.

Effective June 12, 2001, the shareholders approved the 2001 Stock Plan (the 2001 Plan) to provide for the granting of stock options and restricted stock to employees, directors and consultants of Aptimus to provide them with incentives for their service. As of December 31, 2004, under the terms of the 2001 Plan, 918,282 shares of common stock remain unissued and not subject to options and have been reserved for issuance to plan participants.

The Plans are administered by the Board of Directors of Aptimus, which determines the terms and conditions of the options or restricted stock shares granted, including exercise price, number of shares granted and the vesting period of such shares. The maximum term of options is ten years from the date of grant. The options are generally granted at the estimated fair value of the underlying stock, as determined by the Board of Directors, on the date of grant. As of December 31, 2004, options to purchase 628,731 and 918,282 shares of common stock were available for future grant under the 1997 Plan and the 2001 Plan, respectively. For the years ended December 31, 2002, 2003 and 2004, $1,000, zero and zero, respectively, of deferred compensation was recorded for options and restricted stock grants for which the exercise price was lower than the fair market value at the date of grant. The deferred compensation recognized is amortized over the vesting period of the related options in accordance with Financial Accounting Standards Board interpretation No. 28. During the years ended December 31, 2002, 2003 and 2004, no unamortized deferred compensation was reversed due to forfeitures of options.

The following table presents option activity under the Plans (in thousands, except prices):

	Year ended December 31,
	2002		2003		2004
	Shares	WeightedAverage Exercise Price	Shares	WeightedAverage Exercise Price	Shares	WeightedAverage Exercise Price
Options outstanding at beginning of period	1,235	$1.88	1,394	$1.02	1,522	$1.98
Options granted	755	0.76	643	0.42	174	9.32
Options exercised	124	0.38	228	0.60	303	0.57
Options forfeited	472	3.04	287	6.92	17	2.73
Options outstanding at end of period	1,394	$1.02	1,522	$0.87	1,376	$1.98
Weighted average fair value of options granted during the period		$0.48		$0.32		$5.83

The following table summarizes information about stock options outstanding under the Plans at December 31, 2004 (in thousands, except prices and remaining contractual life):

Options outstanding				Options exercisable
		Weighted average
		remaining
		contractual	Weighted average		Weighted average
Range of	Number of	life	exercise	Number of	exercise
exercise prices	shares	(in years)	price	shares	price
$0.00	25	8.6	$0.00	25	$0.00
0.28 — 0.82	978	7.4	0.44	901	0.44
1.02 — 1.95	130	6.0	1.55	113	1.57
4.27 — 6.90	163	7.9	6.36	82	5.99
10.00 — 20.60	80	8.8	13.27	29	11.78
	1,376	7.4	$1.98	1,150	$1.23

The weighted average fair values and weighted average exercise prices per share at the date of grant for options granted under the plans were as follows:

	Year ended December 31,
	Weighted average fair value			Weighted average exercise price
	2002	2003	2004	2002	2003	2004
Options granted with exercise prices less than the fair value of the stock on the date of grant	$—	$0.58	$4.43	$—	$0.07	$10.00
Options granted with exercise prices equal to the fair value of the stock on the date of grant	$0.48	$0.31	$6.36	$0.76	$0.44	$9.06
Options granted with exercise prices greater than the fair value of the stock on the date of grant	$0.10	$—	$—	$1.49	$—	$—

During the years ended December 31, 2002, 2003 and 2004, Aptimus granted options to purchase 6,000, 35,000, and zero shares of common stock, respectively, to consultants and advisors.

Aptimus follows SFAS No. 123 in accounting for options and warrants issued to non-employees. During the years ended December 31, 2002 and 2003, we recognized $1,000 and $8,000, respectively, of expense in connection with options issued to consultants and advisors. Aptimus did not issue any options to non-employees during the year ended December 31, 2004. In determining the fair value of the options and warrants granted or issued to non-employees on the date of grant, we used the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2002	2003	2004
Weighted average risk free interest rate	1.75%	2.53%	N/A
Weighted average expected life (in years)	1.00	4.00	N/A
Volatility	100%	100%	N/A
Dividends	none	none	N/A

11. Equity based compensation

Amounts included in the statement of operations for equity based compensation is as follows, in thousands:
	Year ended December 31,
	2002	2003	2004
Sales and marketing	$3	$1	$—
Internet and network	—	—	—
Research and development	—	—	—
General and administrative	8	103	—
Total Equity-based compensation	$11	$104	$—

12. Stock purchase plan

Aptimus’ Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) on April 17, 2000, under which two million shares have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 50% of the employees’ cash compensation or 1,800 shares per purchase period. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan-defined dates. Pursuant to the Purchase Plan, 9,906 shares were purchased at a weighted average price of $4.42 per share for the year ended December 31, 2004. No shares were purchased under the Purchase Plan in the years ended December 31, 2002 and 2003.

13. Employee retirement plan

During 1999, Aptimus established the Aptimus 401(k) plan, a tax-qualified savings and retirement plan intended to qualify under Section 401 of the Internal Revenue Code. All employees who satisfy the eligibility requirements relating to minimum age and length of service are eligible to participate in the plan and may enter the plan on the first day of any month after they become eligible to participate. Participants may make pre-tax contributions to the plan of up to 50% of their eligible earnings, subject to a statutorily prescribed annual limit. Aptimus may make matching contributions of up to 100% of the first 6% of the compensation elected for contribution to the plan by an employee. Each participant is fully vested in his or her contributions and the investment earnings thereon, but vesting in any matching contributions by Aptimus takes place over a period of five years. Aptimus has made no matching contributions to the plan as of December 31, 2004.

14. Income taxes

A current provision for income taxes was not recorded for the years ended December 31, 2002, 2003 and 2004 due to taxable losses incurred in those years. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to the expiration of net operating loss carry-forwards.

The items accounting for differences between income taxes computed at the federal statutory rate and the provision (benefit) recorded for income taxes are as follows:

	December 31,
	2002	2003	2004
Federal Statutory rate	(34.00)%	(34.00)%	34.00%
Stock based compensation	(0.62)%	(8.62)%	(63.43)%
Other	0.04%	0.27%	0.14%
	(34.58)%	(42.35)%	(29.29)%
Losses producing no current benefit	34.58	42.35	29.29%
Effective income tax rate	0.00%	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2003 and 2004 are as follows (in thousands):

	December 31,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$20,222	$22,396
Write down of long-term investment	103	132
Nondeductible allowances and accruals	51	99
Expense related to stock options and warrants	108	78
Total deferred tax assets	20,484	22,705
Deferred tax liabilities:
Difference between book and tax depreciation	(48)	(14)
Net Deferred tax assets before valuation allowance	20,436	22,691
Less: Valuation allowance	(20,436)	(22,691)
	$—	$—

At December 31, 2004, Aptimus had approximately $64.6 million of federal and $4.9 million of state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2012 for federal purposes and in 2010 for California purposes. We determined that a change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions, has occurred and may substantially limit the utilization of the net operating loss carry-forwards. The annual limitation may result in the expiration of net operating losses before utilization.
Approximately $2.8 million of the valuation allowance is attributable to stock options, the benefit of which will be credited to additional paid in capital when realized.

15. Supplemental cash flow information

The following items are supplemental information required for the statement of cash flows (in thousands):

	Year ended December 31,
	2002	2003	2004
Cash paid during the period for interest	$24	$24	$30
Fixed assets acquired with capital leases	$—	$203	$—

16. Quarterly financial information (unaudited)

The following table sets forth Aptimus’ unaudited quarterly financial information for the years ending December 31, 2002, 2003, and 2004 (in thousands, except per share data).

	Three months ended
	3/31/02	6/30/02	9/30/02	12/31/02
Revenue	$773	$782	$537	$823
Net loss	$(1,297)	$(1,486)	$(2,000)	$(721)
Basic and diluted net loss per share	$(0.33)	$(0.37)	$(0.49)	$(0.17)

	Three months ended
	3/31/03	6/30/03	9/30/03	12/31/03
Revenue	$911	$938	$1,405	$1,317
Net loss	$(604)	$(437)	$(273)	$(197)
Basic and diluted net loss per share	$(0.14)	$(0.10)	$(0.06)	$(0.04)

	Three months ended
	3/31/04	6/30/04	9/30/04	12/31/04
Revenue	$1,806	$2,976	$4,441	$4,770
Net income (loss)	$(65)	$300	$901	$990
Basic net income (loss) per share	$(0.01)	$0.05	$0.16	$0.17
Diluted net income (loss) per share	$(0.01)	$0.04	$0.13	$0.14

17.  Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Aptimus’ chief operating decision-maker is considered to be our chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. In addition the CEO also receives disaggregated information about revenues by client, offer, web site publisher and email list owner. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, Aptimus has determined that it operates in a single operating segment: results based advertising services.

Aptimus has no operations outside of the United States and no significant amount of revenues are derived from outside of the United States.

18.  Subsequent Events

In March 2005, the Company completed a $6 million private placement investment with seven accredited investors. The Company sold the accredited investors 351,083 shares of unregistered Aptimus, Inc. common stock at a price of $17.09 per share. In connection with this sale warrants for an additional 95,494 shares of common stock at a strike price of $20.22 were also issued to the investors.

In March 2005, shares of our common stock (APTM) were re-listed on the NASDAQ National Market Exchange.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A: Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2004 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings and Form 8-K reports.

(b) Changes in Internal Controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B: Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

Information with respect to Directors may be found under the caption "Election of Directors and Management Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held June 8, 2005 (the "Proxy Statement"). Such information is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics that applies to all directors, officers and employees of Aptimus, Inc., including the Chief Executive Officer and Chief Financial Officer. The key principles of the Code of Ethics are to act legally and with integrity in all work for Aptimus, Inc. The Code of Ethics is posted on the corporate governance page of our website at http://www.aptimus.com/ethics.shtml. We will post any amendments to our Code of Ethics on our website. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Ethics for our executive officers or directors, information concerning such waiver will also be posted on our website. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of The Nasdaq Stock Market, Inc.

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

Item 14: Principle Accountant Fees and Services

It is the policy of the Company for the Audit Committee to pre-approve all audit, tax and financial advisory services. All services rendered by Moss Adams were pre-approved by the audit committee in the year ended December 31, 2004. The aggregate fees billed by Moss Adams for professional services rendered for the audit of the Company’s financial statements and other services were as follows:

	Year ended December 31,
	2003	2004
Audit fees	$76,633	$132,351
Audit related fees	$3,563	$48,982
Tax fees	$8,492	$17,713
All other fees	$—	$—

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following financial statements of the registrant and the Reports of our Independent Registered Public Accounting Firm thereon are included herewith in Item 8 above.

(a)2. Financial Statement Schedules

Schedule No.	Description
1.1	Valuation and Qualifying Accounts and Reserves 2002, 2003 and 2004

Valuation and Qualifying Accounts and Reserves 2002, 2003 and 2004

	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
Year ended December 31, 2002 Allowance for doubtful accounts	68,000	(2,361)	—	(10,361)	76,000
Tax valuation allowance	18,234,233	—	2,765,767	—	21,000,000
Year ended December 31, 2003 Allowance for doubtful accounts	76,000	26,395	—	(41,395)	61,000
Tax valuation allowance	21,000,000	—	(564,000)	—	20,436,000
Year ended December 31, 2004 Allowance for doubtful accounts	61,000	39,000	—		100,000
Tax valuation allowance	20,436,000	—	2,255		22,691,000

(a)3 Exhibits:

Exhibit Number	Description
3.1*	Second Amended and Restated Articles of Incorporation of registrant.
3.1.1(2)	Articles of Amendment filed September 16, 2000.
3.1.2(6)	Articles of Amendment filed March 29, 2002.
3.2*	Amended and Restated Bylaws of registrant.
4.1*	Specimen Stock Certificate.
4.2*	Form of Common Stock Warrant.
4.3(3)	Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.
10.1*(8)	Form of Indemnification Agreement between the registrant and each of its directors.
10.2*(8)	1997 Stock Option Plan, as amended.
10.3*(8)	Form of Stock Option Agreement.
10.4(1)(8)	Aptimus, Inc. 2001 Stock Plan.
10.4.1(2)(8)	Form of Stock Option Agreement.
10.4.2(2)(8)	Form of Restricted Stock Agreement (for grants).
10.4.3(2)(8)	Form of Restricted Stock Agreement (for rights to purchase).
10.5(4)(8)	Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate
10.6(4)(8)	Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant
10.7(5)	Form of Convertible Note Purchase Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.8(5)	Form of Convertible Secured Promissory Note, dated July 2003, executed by and between the Company and payable to the order of certain investors.
10.9(5)	Form of Common Stock Warrant, dated July 2003, by and between the Company and certain investors.
10.10(5)	Form of Security Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.11(5)	Form of Registration Rights Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.12(10)	Agreement of Lease, dated as of April 29, 2004, by and between Sixth and Virginia Properties and the Company.
10.13(9)	Stock Purchase Agreement, dated as of December 4, 2003, by and between the Company and certain investors.
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

__________

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-81151).
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

March 31, 2005	APTIMUS, INC.

	By:	/s/ TIMOTHY C. CHOATE
Timothy C. Choate,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY C. CHOATE	Chairman of the Board,	March 31, 2005
Timothy C. Choate	President, Chief Executive
Officer and Director

/s/ JOHN A. WADE	Vice President, Finance	March 31, 2005
John A. Wade	Chief Financial Officer and
Chief Accounting Officer

/s/ JOHN B. BALOUSEK	Director	March 31, 2005
John B. Balousek

/s/ ERIC HELGELAND	Director	March 31, 2005
Eric Helgeland

/s/ROBERT W. WRUBEL	Director	March 31, 2005
Robert W. Wrubel

EXHIBITS INDEX

Exhibit Number	Description
3.1*	Second Amended and Restated Articles of Incorporation of registrant.
3.1.1(2)	Articles of Amendment filed September 16, 2000.
3.1.2(6)	Articles of Amendment filed March 29, 2002.
3.2*	Amended and Restated Bylaws of registrant.
4.1*	Specimen Stock Certificate.
4.2*	Form of Common Stock Warrant.
4.3(3)	Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.
10.1*(8)	Form of Indemnification Agreement between the registrant and each of its directors.
10.2*(8)	1997 Stock Option Plan, as amended.
10.3*(8)	Form of Stock Option Agreement.
10.4(1)(8)	Aptimus, Inc. 2001 Stock Plan.
10.4.1(2)(8)	Form of Stock Option Agreement.
10.4.2(2)(8)	Form of Restricted Stock Agreement (for grants).
10.4.3(2)(8)	Form of Restricted Stock Agreement (for rights to purchase).
10.5(4)(8)	Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate
10.6(4)(8)	Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant
10.7(5)	Form of Convertible Note Purchase Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.8(5)	Form of Convertible Secured Promissory Note, dated July 2003, executed by and between the Company and payable to the order of certain investors.
10.9(5)	Form of Common Stock Warrant, dated July 2003, by and between the Company and certain investors.
10.10(5)	Form of Security Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.11(5)	Form of Registration Rights Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.12(10)	Agreement of Lease, dated as of April 29, 2004, by and between Sixth and Virginia Properties and the Company.
10.13(9)	Stock Purchase Agreement, dated as of December 4, 2003, by and between the Company and certain investors.
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

__________

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-81151).
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