Form 10-Q
period 2005-03-31
APTIMUS INC
filed 2005-05-16
CIK 1087277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________.

Commission file number 0-28968

APTIMUS, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON	91-1809146
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant's Common Stock outstanding as of April 30, 2005 was 6,395,326.

APTIMUS, INC.

INDEX TO THE FORM 10-Q
For the quarterly period ended March 31, 2005

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

APTIMUS, INC.
BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$9,391	$3,610
Accounts receivable, net	2,539	2,857
Prepaid expenses and other assets	122	130
Total current assets	12,052	6,597
Fixed assets, net	648	549
Intangible assets, net	10	15
Deposits	37	45
	$12,747	$7,206
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$650	$1,375
Accrued and other liabilities	401	631
Total current liabilities	1,051	2,006
Commitments and contingent Liabilities Common stock warrants	955	—
Shareholders' equity
Common stock, no par value; 100,000 shares authorized, 6,391 and 5,973 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	69,018	63,495
Additional paid-in capital	1,981	2,644
Accumulated deficit	(60,258)	(60,939)
Total shareholders' equity	11,696	5,200
	$12,747	$7,206

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended March 31,
	2005	2004
Revenues	$3,852	$1,806
Operating expenses:
Cost of revenues	1,466	679
Sales and marketing	725	437
Connectivity and network costs	211	176
Research and development	167	152
General and administrative	558	339
Depreciation and amortization	65	66
Total operating expenses	3,192	1,849
Operating income (loss)	660	(43)
Interest expense	—	27
Interest income	21	5
Net income (loss)	$681	$(65)
Earnings (loss) per share:
Basic	$0.11	$(0.01)
Diluted	$0.09	$(0.01)
Weighted average shares outstanding:
Basic	6,005	5,237
Diluted	7,342	5,237

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$681	$(65)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	65	66
Bad debt expense	40	11
Amortization of discount on notes payable	—	3
Changes in assets and liabilities:
Accounts receivable	278	(508)
Prepaid expenses and other assets	16	45
Accounts payable	(725)	(41)
Accrued and other liabilities	(181)	31
Net cash provided by (used in) operating activities	174	(458)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(159)	(128)
Payments for intangible assets	—	(5)
Net cash used in investing activities	(159)	(133)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	6,033	14
Costs of issuance of common stock	(267)	(5)
Principal payments under capital leases	—	(28)
Net cash provided by (used in) financing activities	5,766	(19)
Net decrease in cash and cash equivalents	5,781	(610)
Cash and cash equivalents at beginning of period	3,610	2,368
Cash and cash equivalents at end of period	$9,391	$1,758

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2005. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2005.

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

Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-19 (EITF consensus 99-19). Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Publisher fees on the Statement of Operations. Aptimus shares a portion of the amounts it bills its advertiser clients with the third-party website owners or “publishers” and email list owners on whose web properties and email lists Aptimus distributes the advertisements. While this “revenue share” approach is Aptimus’ primary payment model, it will as an alternative occasionally pay website owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the website. Email based campaigns that are sent to Company owned lists do not have publisher fees associated with them.

The Company has evaluated the guidance provided by EITF consensus 99-19 as it relates to determining whether revenue should be recorded gross or net for the payments made to network publishers and opt-in email list owners. The Company has determined the recording of revenues gross is appropriate based upon the following factors:

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

3. STOCK COMPENSATION

At March 31, 2005, the Company had two stock-based employee compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2005. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation for the applicable periods (in thousands, except per share data):

	Three Months Ended March 31, (unaudited)
	2005	2004
Net income (loss), as reported	$681	$(65)
Add: Total stock-based employee compensation expense, included in the determination of net income as reported, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(99)	(21)
Pro forma net income (loss)	$582	$(86)

Earnings per share:
Basic - as reported	$0.11	$(0.01)
Basic - pro forma	$0.10	$(0.02)
Diluted - as reported	$0.09	$(0.01)
Diluted - pro forma	$0.08	$(0.02)

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

The following table sets forth the computation of the numerators and denominators in the basic and diluted earnings (loss) per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation as their effect on earnings (loss) per share is anti-dilutive (in thousands):

	Three Months Ended March 31, (unaudited)
	2005	2004
Numerator:
Net income (loss) (A)	$681	$(65)
Denominator:
Weighted average outstanding shares of common stock (B)	6,005	5,237
Weighted average dilutive effect of options to purchase common stock	111	—
Weighted average dilutive effect of warrants to purchase common stock	1,226	—
Weighted average common stock and common stock equivalents (C)	7,342	5,237

Earnings (loss) per share:
Basic (A/B)	$0.11	$(0.01)
Diluted (A/C)	$0.09	$(0.01)

Antidilutive securities excluded consist of the following:
Options to purchase common stock	—	1,486
Warrants to purchase common stock	—	183
	—	1,669

5.	PRIVATE EQUITY FINANCING

In March 2005, the Company completed a $6 million private placement transaction with seven accredited investors. The Company sold the accredited investors 351,083 shares of the Company’s unregistered common stock at a price of $17.09 per share. In connection with this sale, warrants for an additional 70,216 shares of common stock at a strike price of $20.22 were also issued to the investors. In addition to the warrants issued to the seven purchasers warrants to purchase a total of 21,065 shares of common stock at a strike price of $18.15 were also issued to a company who acted as our financial advisor in the transaction and an accredited-investor assignee of the financial advisor. The shares were issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act. The warrants are exercisable upon issuance and expire March 24, 2010. Net proceeds from the transactions, after issuance costs and placement fees, were approximately $5.7 million.

Within 30 calendar days following the closing date, the Company was required to file with the Securities and Exchange Commission (SEC) a registration statement covering the resale of all of the common stock purchased and the common stock underlying the warrants issued to the investors. The Company was required to use its commercially reasonable efforts to obtain effectiveness of the registration statement before the earlier of (a) the 120th calendar day following the closing date or (b) the fifth trading day following notification by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments.

The company timely filed a registration statement on Form S-3 (S-3) covering the resale of the purchased and warrant-related common stock on April 28, 2005. By correspondence, dated May 9, 2005, the SEC informed the company it was waiving review of the S-3. By letter, dated May 10, 2005, the company requested the SEC accelerate the effectiveness date of the S-3 to May 13, 2005. The company now anticipates the SEC will take the S-3 effective as of 2 p.m. EDT on Friday, May 13, 2005.

The registration rights agreement provides that if a registration statement is not filed, or does not become effective, within the defined time period, then in addition to any other rights the investors may have, the Company would be required to pay to each investor an amount in cash, as liquidated damages, equal to 2% per month of the aggregate purchase price, prorated daily.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants, the fair value of the warrants issued to the investors has been accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. The warrant liability will be reclassified to equity as of the effective date of the registration statement, May 13, 2005.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.3%, the contractual life of 5 years and volatility of 100%. The fair value of the warrants was estimated to be $955,000 on the closing date of the transaction. The fair value of the warrants was then re-measured at March 31, 2005 and approximated the amount of the recorded liability. Accordingly, no charge was recorded to other expenses in the statement of operations for the three-month period ended March 31, 2005. The fair value of the warrants decreased by approximately $75,000 from March 31, 2005 to May 13, 2005 and such amount will be reflected as other income in the statement of operations in the second quarter of 2005.

6.	Contingencies

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

Guarantees and Indemnifications

The following is a summary of our agreements that we have determined are within the scope of Interpretation No. 45, or FIN 45, which are separately grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2005.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements in this filing constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, expect, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Aptimus, Inc. (“Aptimus”, “we”, “us” or the “Company”), or developments in the Company’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of the Company’s operating results, the ability to compete successfully, the ability of the Company to maintain current client and distribution publisher relationships and attract new ones, and the sufficiency of remaining cash and short-term investments to fund ongoing operations and the risk factors set forth in the Company’s 10-K for the fiscal year ended December 31, 2004.

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

Our lead quality control efforts include real-time validation of postal address, email address and telephone number so that only leads with valid data are passed along to our clients. Our primary offer presentation formats include cross-marketing promotions at the point of registration or other transactional activity on web sites, online advertising programs, and email marketing campaigns. As the network aspects of our business have experienced more rapid growth than our email marketing campaigns, the percentage contribution of email to our overall revenues has declined to approximately 11% of overall revenue as of the quarter ended March 31, 2005. Because our focus has shifted away from email marketing toward our network approach, we anticipate that network growth will continue while the revenue from email campaigns will remain close to current levels subject to some quarterly positive and negative fluctuations. We anticipate email will gradually contribute lower percentages of revenue for the foreseeable future as network revenues are expected to increase.

The growth of our email marketing campaigns also may be limited by the effect of ISPs limiting access to their networks. For example, Yahoo has periodically placed a temporary block on mailings from one of our lists. In addition, we have voluntarily stopped or limited sending emails to subscribers of certain ISPs as we work to secure agreements with them to allow our emails to reach their subscribers unimpeded. Out of an aggregate email database of approximately 38 million names, we do not mail to approximately 22 million names either due to ISP blocks or voluntary action on our part.

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

We believe that users are more inclined to respond to our clients’ advertisements in an environment where they are engaged in some form of transaction, the logic being a consumer is more likely to take the additional action of responding to an ad when he or she is in a transaction frame of mind. We thus strive to have our offers displayed in environments on our publishers’ web sites where consumers are taking some form of action. Actions can include when a user registers to be included in a web site community or to receive a newsletter, when a user logs in to a site where he or she is already registered, when a user downloads a software program or other product, and when a user completes an online survey. In identifying potential publisher sites to contract with, a key consideration for us is the number of registrations, log-ins, downloads or other form of user transactions taking place on the site. The more user transactions, the more desirable that publisher is for inclusion in our network.

Given the importance transacting consumers are to our business, a key focus of ours has been expanding the number of publishers in our network. Because we remain at an early stage in the focused development of our distribution network, our lead volumes are concentrated among a limited number of top performing publishers. For the quarters ended March 31, 2004 and 2005, user leads from our top five largest website publishers accounted for 49.6% and 33.2% of our total revenues, respectively. For the quarter ended March 31, 2005, user leads from the top two publishers accounting for 8.2% and 7.8% of revenues, respectively. The concentration of revenue among our five largest website publishers decreased as a result of our continued focus to expand the number of publishers in our network. While our goal is to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.

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

Our most effective placement on publishers’ websites is at the point of a transaction where we host an offer page that is included as an intermediate step in the user-initiated transaction process. We define a transaction as a registration, download or other active participation point on a publisher website. We consider these transaction-oriented web site placements our core placements, and they are thus the focus of our model and are referred to as our “core placements”. Our offers also appear in other formats where we either do not host the offer page or the page that we do host is not included as an intermediate step in a transaction process. These other formats, which are collectively referred to as “other placements”, include pop-ups and pop-unders, log-ins, thank you pages, and non-hosted pages with unrelated editorial and advertising content. They do not include banners, skyscrapers and other, similar ad units, which to date we have elected not to support with our Dynamic Revenue Optimization system. The overall performance of these other placements has been widely variable historically, yet the supply of impressions in these other formats on a publisher’s site can be substantial.

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

For the quarters ended March 31, 2005 and 2004 the Company’s ten largest clients accounted for 56.6% and 63.2% of revenue, respectively. During the quarter ended March 31, 2005 Adteractive accounted for 11.9% of revenue, Emarketmakers accounted for 11.0% of revenue, and no other client accounted for more than 10% of revenue. During the quarter ended March 31, 2004, Advertising.com, Inc. accounted 19.4% of revenue and no other client accounted for more than 10% of revenue. The percentage of revenue represented by our ten largest clients when compared to the same quarter of 2004 has remained relatively consistent. We expect our revenues to be composed of a similar mix of large and small advertiser clients in the immediate future.

Our business operated at a loss and generating negative cash flows from operations, since inception through March 31, 2004. As of March 31, 2005, we had an accumulated deficit of approximately $60.3 million. We are currently generating positive earnings and cash flows and we expect to continue to maintain positive earnings and cash flows. However, there are still many challenges to achieving this goal and the achievement is by no means assured.

In March 2005, the Company completed a $6 million private placement investment with seven accredited investors. The Company sold the accredited investors 351,083 shares of unregistered Aptimus, Inc. common stock at a price of $17.09 per share. In connection with this sale, warrants for an additional 70,216 shares of common stock at a strike price of $20.22 were also issued to the investors. In addition to the warrants issued to the seven investors, warrants to purchase a total of 21,065 shares of common stock at a strike price of $18.15 were also issued to a company who acted as our financial advisor in the transaction and an accredited-investor assignee of the financial advisor.

In March 2005, our common stock (APTM) was re-listed for trading on the Nasdaq National Market Exchange.

RESULTS OF OPERATIONS

Revenues

We derive our revenues primarily from response-based advertising contracts. Leads are obtained through promoting our clients’ offers across our Aptimus Network of web site publishers and opt-in email lists. Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with EITF consensus 99-19. Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Cost of revenues on the Statement of Operations.

(In thousands, except percentages)	2005	2004	Percentage Increase
Three months ended March 31,	$3,852	$1,806	113.3%

	Three months ending March 31,
(Page impressions in thousands)	2005	2004	Percentage Increase (Decrease)
Core placement CPM	$251.72	$307.29	(18)%
Core placement page impressions	10,835	2,288	374%
Percentage of revenue from core placements	70.8%	38.9%	82%
Other placement CPM	$18.93	$18.77	1%
Other placement page impressions	37,541	25,270	49%
Percentage of revenue from other placements	18.5%	26.3%	(30)%
Percentage of revenue from email programs	10.7%	33.8%	(68)%

The core CPM declined in the current quarter primarily as a result of seasonality in education oriented offers running in the Aptimus network during the first two months of 2005. At the same time, the number of core impressions increased 374% over the comparable period of the prior year as a result of our ability to sign up new website publishers to participate in our network. The average core CPM will generally fluctuate from period to period depending on both the mix of client offers and the type of publisher placements running in the network at any given time. Revenues in the current quarter sequentially declined from the quarter ended December 31, 2004 by 19%, also primarily as a result of seasonality in the education offers presented in our network. We expect core impression oriented revenue in future quarters to grow from quarter to quarter as we plan to continue to expand our network with new publisher placements and client offers.

Revenue from email programs in the current quarter has decreased compared to the first quarter of 2004 but has remained relatively consistent with the fourth quarter of 2004. The decrease in revenues from the comparable quarter of 2004 was primarily attributable to a decrease in the number of email sent. Percentage of revenue from email programs has decreased as a result of the increase in website based programs. We expect revenues from email programs in future quarters to be similar to the current quarter.

Cost of revenue

Costs of revenues consist of fees owed to network distribution publishers and opt-in email list owners based on revenue generating activities created in conjunction with these publishers.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Three months ended March 31,	$1,466	38.1%	$679	37.6%	115.9%

Cost of revenues has increased primarily as a result of the increase in total revenue. Publisher fees are expected to increase further as a percentage of revenues as revenues increase and are expected to normalize at around 47% of revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Three months ended March 31,	$725	18.8%	$437	24.2%	65.9%

The increase in sales and marketing expenses was a result of increases in labor costs, advertising costs for the EasyJoin process and increases in bad debts. These items accounted for 43%, 38%, 10% of the increase in sales and marketing expense, respectively. Labor costs have increased primarily as a result of hiring additional employees since the first quarter of 2004. The EasyJoin process was launched in August 2004 and promotion of the program started in the fourth quarter of 2004. The increase in bad debts expense is a result of the increase in revenue. It is expected that sales and marketing expenses will increase in future quarters as we continue to increase sales and the related commissions and bad debts thereon, continue outbound marketing of our EasyJoin process, and the hiring of additional employees.

Connectivity and Network Costs

Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs and personnel costs.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Three months ended March 31,	$211	5.5%	$176	9.7%	19.9%

This increase was primarily the result of increased labor costs as a result of hiring an additional network engineer in the second quarter of 2004. Connectivity and network costs are expected to be similar to amounts recorded in the current quarter.

Research and Development

Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Three months ended March 31,	$167	4.3%	$152	8.4%	9.9%

This increase in research and development expense was primarily due to increases in labor costs. The increase in labor costs is a result of hiring an additional software developer in the first quarter of 2005. Research and development expense is expected to be similar to amounts recorded in the current quarter.

General and Administrative

General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs, business taxes and professional service fees.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Three months ended March 31,	$558	14.5%	$339	18.8%	64.6%

The increase in general and administrative expense was due to increases in shareholder service costs, accounting and audit fees, labor costs, and business taxes. These items accounted for 48%, 23%, 16% and 9% of the increase, respectively. The increase in shareholder service costs is primarily a result of costs incurred in our re-listing on the Nasdaq National Market. The increase in accounting and audit fees relates to the timing of when the audit costs were recorded. For the 2003 audit more of the costs were recorded in 2003. For the 2004 audit more of the costs were recorded in the first quarter of 2005. In addition to the timing of audit costs recent changes in auditing standards have increased the overall cost of our audits and reviews. The increase in labor costs is a result of salary increases in July 2004 and higher payroll taxes resulting from option exercises. The increase in business taxes has occurred in both the San Francisco and Seattle locations. In San Francisco business taxes are based on labor costs, which have increased from the prior year. In Seattle business taxes are based on revenue, which has increased from the prior year. General and administrative expenses are expected to increase compared to the current quarter as a result of annual pay increases, Sarbanes-Oxley compliance related expenses, additional hiring and continued increases in business taxes related to revenues.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property and purchased email lists.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Decrease
Three months ended March 31,	$65	1.7%	$66	3.7%	(1.5)%

Depreciation and amortization in the current quarter is similar to the same period of the prior year. Although older assets have become fully depreciated recent acquisition of new computer equipment and software has resulted in depreciation and amortization expenses remaining stable. Depreciation and amortization is expected to be slightly higher in future quarters compared to the current quarter as a result of additional computer hardware and software purchases.

Interest Expense

Interest expense in 2004 results from capital equipment leases and convertible notes payable. The capital equipment leases were paid in full during July 2004 and the convertible notes payable were converted in March 2004. As a result there is no interest expense recorded in the current quarter. Interest expense is expected to be zero in future quarters.

Interest Income

Interest income results from earnings on our available cash reserves. Interest income totaled $21,000 in the quarter ended March 31, 2005 and $5,000 in the same quarter of 2004. The increase in interest income is primarily a result of increased cash generated from operations and an increase in the interest rate received. Interest income in future quarters is expected to be increase slightly as a result of the proceeds received from the sale of common stock in March 2005, continued cash flows from operations and additional increases in the interest rate received on available cash reserves.

Income Taxes

No current or deferred federal income tax expense or benefit has been provided for any of the periods presented as we have incurred net tax losses from inception through the quarter ended March 31, 2005. Aptimus has provided full valuation allowances on the related net deferred tax assets because of the uncertainty regarding their realizability. As of March 31, 2005, approximately $65.1 million of net operating losses for federal income tax reporting purposes exist. We determined that a change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions, has occurred and may substantially limit the utilization of the net operating loss carry-forwards. The annual limitation may result in the expiration of net operating losses before utilization.

LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Net proceeds from the issuance of stock through March 31, 2005 totaled $73 million. As of March 31, 2005, we had approximately $9.4 million in cash and cash equivalents, providing working capital of $11.0 million. No off-balance sheet assets or liabilities existed at March 31, 2005, other than deferred tax assets that have been fully reserved.

Net cash provided by (used in) operating activities was $174,000 and $(458,000) for the three months ended March 31, 2005 and 2004, respectively. Cash used in operations during the three months ended March 31, 2005 and 2004 consisted of:

	Three months ended March 31,
	2005	2004
Cash received from customers	$4,130	$1,298
Cash paid to employees and vendors	(3,977)	(1,751)
Interest received	21	5
Interest paid	—	(10)
Net cash provided by (used in) operations	$174	$(458)

Net cash used in investing activities was $159,000 and $133,000 in the three months ended March 31, 2005 and 2004, respectively. In the three months ended March 31, 2005, $159,000 was used for the purchase of additional computer equipment and software. In the three months ended March 31, 2004, $133,000 was used for the purchase of additional software, equipment and intangible assets.

Net cash provided by (used in) financing activities was $5.8 million and $(19,000) in the three months ended March 31, 2005 and 2004, respectively. In the three months ended March 31, 2005, net cash provided by financing activities resulted from $5.8 million of net proceeds from the issuance of common stock, primarily from a private placement in March 2005. In the three months ended March 31, 2004, net cash used in financing activities resulted from $28,000 in principal payments made on capital leases offset by $9,000 in receipts for the Company's common stock resulting from the exercise of stock options.

We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. This is based on the cash generated by operations during the current quarter and the year ended December 31, 2004. We currently anticipate spending an additional $250,000 to $350,000 on capital expenditures in 2005 in order to expand and improve our network infrastructure. Should our goal of maintaining positive cash flow not be met, we may need to raise additional capital to meet our long-term operating requirements.

Our cash requirements depend on several factors, including the rate of market acceptance of our services and the extent to which we use cash for acquisitions and strategic investments. At this moment in time, no material acquisitions or major strategic investments are definitively planned. However, unanticipated expenses, poor financial results or opportunities requiring financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

The following table summarizes the contractual obligations and commercial commitments entered into by the Company, in thousands.

	Payments Due by Period
		Nine months ending December 31,	Year ending December 31,
Contractual Obligations	Total	2005	2006	2007	2008	2009

Operating leases (1)	$803	$170	$233	$250	$100	$50
Operating agreements (2)	88	58	30	—	—	—
Total Contractual Cash Obligations	$891	$228	$263	$250	$100	$50

(1)	These commitments relate to the leasing of our offices in Seattle and San Francisco. We expect to fund these commitments with existing cash and cash flows from operations.

(2)	These commitments relate to connectivity and collocation contracts. We expect to fund these commitments with existing cash and cash flows from operations.

OFF-BALANCE SHEET ARRANGEMENTS

No off-balance sheet arrangements existed as of March 31, 2005.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of the Annual Report on Form 10-K, filed with the SEC on March 31, 2005. We believe those areas subject to the greatest level of uncertainty are the allowance for doubtful accounts, the valuation allowance on deferred tax assets and depreciation of fixed and intangible assets. In addition to those areas subject to the greatest level of uncertainty revenue recognition is also considered a critical accounting policy. In the future when SFAS No. 123(R) is implemented share based compensation expenses will also be included as an area subject to the greatest level of uncertainty.

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

Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-19 (EITF 99-19). Fees paid to network publishers and opt-in email list owners related to these revenues are shown in cost of revenues on the Statement of Operations. Aptimus shares a portion of the amounts it bills its advertiser clients with the third-party web site owners or “publishers” and email list owners on whose web properties and email lists Aptimus distributes the advertisements.  While this “revenue share” approach is Aptimus’ primary payment model, we also pay web some site owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the web site. Email based campaigns that are sent to Company owned lists do not have publisher fees associated with them.

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

Valuation Allowance for Deferred Tax Assets

SFAS 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. At March 31, 2005, our net deferred tax assets are $22.9 million. Currently a valuation allowance equal to the balance of the deferred tax assets has been recorded. This valuation allowance has been recorded, as the ability of the Company to utilize the deferred tax assets has not been assessed as being more likely than not.

Any change in the assessment of whether it is more likely than not that the deferred tax assets will be utilized will have a significant impact on the estimate of the valuation allowance. We believe the impact of the section 382 change in control limitations may result in an inability to fully remove the valuation allowance. Should the ability of the company to utilize the deferred tax assets not be assessed as more likely than not, no reduction in the valuation allowance would be made.

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

	As of March 31,
	2005	2004
Current	0%	0%
Past due 1-30 days	0%	0%
Past due 31-60 days	25%	25%
Past due 61-90 days	50%	50%
Past due greater than 90 days	100%	100%

Additional metrics related to the allowance for doubtful accounts are as follow:

	As of March 31,
	2005	2004
Reserve balance	$140,000	$72,000
% Of overall AR reserved	5.2%	5.1%
Days sales outstanding (1)	61	72

(1) Days sales outstanding is calculated by dividing net accounts receivable by revenue for the preceding quarter divided by the number of days in the preceding quarter.

As of March 31, 2005 and 2004, reserves were based on applying the standard rates to the aging categories as no specific accounts were identified as needing to be reserved.

We expect our overall reserve balance will stabilize around a range of 4-6%. As a result of our focus on credit and collections we believe a range of 4-6% range is an accurate expectation of reserve balances, although they could be reduced further or increase again should future information indicate a need to do so. Any increase in the rates used to calculate the reserve would result in the recognition of additional bad debts expense and reduce the net accounts receivable balance.

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

Changes in circumstances such as technological advances or changes to the Company’s business model can result in the actual useful lives differing from the Company’s estimates. In the event the Company determines that the useful life of a capital asset should be shortened the Company would depreciate the net book value in excess of the estimated salvage value, over its remaining useful life thereby increasing depreciation expense. Long-lived assets, including fixed assets and intangible assets other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. A review for impairment involves developing an estimate of undiscounted cash flow and comparing this estimate to the carrying value of the asset. The estimate of cash flow is based on, among other things, certain assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, and changes to our business model or changes in our operating performance.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB revised SFAS No. 123(R) Share-Based Payment. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This statement is effective as of the beginning of the first interim or annual reporting period that begins after January 1, 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. This statement will be implemented using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The impact of this statement on net income in periods beginning after January 1, 2006 is expected to be similar to the pro-forma disclosure amounts previously include in the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s cash equivalents are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of March 31, 2005, however, the Company’s cash equivalents mature within one month. As of March 31, 2005, the Company believes the reported amounts of cash equivalents to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

During the quarter ended March 31, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

In March 2005, Aptimus completed a $6 million private placement investment with seven accredited investors. The Company sold the accredited investors 351,083 shares of unregistered Aptimus, Inc. common stock at a price of $17.09 per share. In connection with this sale warrants for an additional 70,216 shares of common stock at a strike price of $20.22 were also issued to the investors. In addition to the warrants issued to the seven investors, warrants to purchase a total of 21,065 shares of common stock at a strike price of $18.15 were also issued to a company who acted as our financial advisor in the transaction and an accredited-investor assignee of the financial advisor. The shares were issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act for sales to accredited investors, as that term is defined in Rule 501(a) of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description
3.1*	Second Amended and Restated Articles of Incorporation of registrant.
3.1.1(2)	Articles of Amendment filed September 16, 2000.
3.1.2(6)	Articles of Amendment filed March 29, 2002.
3.2*	Amended and Restated Bylaws of registrant.
4.1*	Specimen Stock Certificate.
4.2(3)	Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.
10.1*(7)	Form of Indemnification Agreement between the registrant and each of its directors.
10.2*(7)	1997 Stock Option Plan, as amended.
10.3*(7)	Form of Stock Option Agreement.
10.4(1)(7)	Aptimus, Inc. 2001 Stock Plan.
10.4.1(2)(7)	Form of Stock Option Agreement.
10.4.2(2)(7)	Form of Restricted Stock Agreement (for grants).
10.4.3(2)(7)	Form of Restricted Stock Agreement (for rights to purchase).
10.5(4)(7)	Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate
10.6(4)(7)	Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant
10.7(5)	Form of Convertible Note Purchase Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.8(5)	Form of Convertible Secured Promissory Note, dated July 2003, executed by and between the Company and payable to the order of certain investors.
10.9(5)	Form of Common Stock Warrant, dated July 2003, by and between the Company and certain investors.
10.10(5)	Form of Security Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.11(5)	Form of Registration Rights Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.12	Agreement of Lease, dated as of November 18, 2003, by and between 100 Spear Street Owner’s Corp. and the Company.
10.13(9)	Agreement of Lease, dated as of April 29, 2004, by and between Sixth and Virginia Properties and the Company.
10.14(8)	Stock Purchase Agreement, dated as of December 4, 2003, by and between the Company and certain investors.
10.15(10)	Stock Purchase Agreement, dated as of March 25, 2005, by and between the Company and certain investors.
10.16(10)	Form of Common Stock Warrant, dated March 25 2005, by and between the Company and certain investors and service providers.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
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
(3) Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2002.
(4) Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 28, 2003.
(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2003.
(6) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 15, 2002.
(7) Management compensation plan or agreement.
(8) Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 30, 2004
(9) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 17, 2004.
(10) Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-124403), dated April 28, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTIMUS, INC.

Date: May 13, 2005	/s/ John A. Wade
Name: John A. Wade
Title: Chief Financial Officer, authorized officer and principal financial officer