Form 10-Q/A
period 2005-03-31
APTIMUS INC
filed 2005-06-07
CIK 1087277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

FORM 10-Q/A

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

We are filing this Quarterly Report on Form 10-Q/A to include certain exhibits that were identified on the exhibit schedule to the Quarterly Report on Form 10-Q for the period ended March 31, 2005, but that were inadvertently omitted from the filed form of the Report.

ITEM 6.   EXHIBITS

Exhibit Number	Description

3.1*	Second Amended and Restated Articles of Incorporation of registrant.
3.1.1(2)	Articles of Amendment filed September 16, 2000.
3.1.2(6)	Articles of Amendment filed March 29, 2002.
3.2*	Amended and Restated Bylaws of registrant.
4.1*	Specimen Stock Certificate.
4.2(3)	Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.
10.1*(7)	Form of Indemnification Agreement between the registrant and each of its directors.
10.2*(7)	1997 Stock Option Plan, as amended.
10.3*(7)	Form of Stock Option Agreement.
10.4(1)(7)	Aptimus, Inc. 2001 Stock Plan.
10.4.1(2)(7)	Form of Stock Option Agreement.
10.4.2(2)(7)	Form of Restricted Stock Agreement (for grants).
10.4.3(2)(7)	Form of Restricted Stock Agreement (for rights to purchase).
10.5(4)(7)	Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate
10.6(4)(7)	Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant
10.7(5)	Form of Convertible Note Purchase Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.8(5)	Form of Convertible Secured Promissory Note, dated July 2003, executed by and between the Company and payable to the order of certain investors.
10.9(5)	Form of Common Stock Warrant, dated July 2003, by and between the Company and certain investors.
10.10(5)	Form of Security Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.11(5)	Form of Registration Rights Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.12	Agreement of Lease, dated as of November 18, 2003, by and between 100 Spear Street Owner’s Corp. and the Company.
10.13(9)	Agreement of Lease, dated as of April 29, 2004, by and between Sixth and Virginia Properties and the Company.
10.14(8)	Stock Purchase Agreement, dated as of December 4, 2003, by and between the Company and certain investors.
10.15(10)	Stock Purchase Agreement, dated as of March 25, 2005, by and between the Company and certain investors.
10.16(10)	Form of Common Stock Warrant, dated March 25 2005, by and between the Company and certain investors and service providers.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
31.3	Rule 13a-14(a) Certification of the Chief Executive Officer in respect to the Quarterly Report for the period ended March 31, 2005 on Form 10-Q/A
31.4	Rule 13a-14(a) Certification of the Chief Financial Officer in respect to the Quarterly Report for the period ended March 31, 2005 on Form 10-Q/A
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

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

APTIMUS, INC.

Date: June 7, 2005	By:	/s/ David H. Davis
Name: David H. Davis Title: General Counsel and Corporate Secretary