Form 10-Q/A
period 2005-03-31
APTIMUS INC
filed 2005-06-08
CIK 1087277

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

We are filing this Quarterly Report on Form 10-Q/A to include certain exhibits that were identified on the exhibit schedule to the Quarterly Report on Form 10-Q for the period ended March 31, 2005, but that were inadvertently omitted from the filed form of the Report and to correct the form of those exhibits.

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