Form 10-Q
period 2005-06-30
APTIMUS INC
filed 2005-08-15
CIK 1087277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ❑  No ☒

The number of shares of the registrant's Common Stock outstanding as of July 31, 2005 was 6,455,912.

APTIMUS, INC.

INDEX TO THE FORM 10-Q
For the quarterly period ended June 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
APTIMUS, INC.
CONOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$9,640	$3,610
Accounts receivable, net	3,315	2,857
Prepaid expenses and other assets	158	130

Total current assets	13,113	6,597

Fixed assets, net	719	549
Intangible assets, net	149	15
Deposits	37	45
	$14,018	$7,206
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$846	$1,375
Accrued and other liabilities	568	631
Total current liabilities	1,414	2,006

Commitments and Contingencies

Shareholders' equity
Common stock, no par value; 100,000 shares authorized, 6,455 and 5,973 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	69,066	63,495

Additional paid-in capital	2,847	2,644

Accumulated deficit	(59,309)	(60,939)

Total shareholders' equity	12,604	5,200
	$14,018	$7,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

APTIMUS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004
Revenues	$4,483	$2,976	$8,335	$4,782
Operating expenses:
Cost of revenues	2,036	1,313	3,502	1,992
Sales and marketing	735	522	1,460	959
Connectivity and network costs	209	213	420	389
Research and development	158	151	325	303
General and administrative	458	390	1,016	729
Depreciation and amortization	85	83	150	149
Loss (gain) on disposal of long-term assets	—	1	—	1
Total operating expenses	3,681	2,673	6,873	4,522
Operating income (loss)	802	303	1,462	260
Interest expense	—	7	—	34
Interest income	58	4	79	9
Gain on warrant liability	89	—	89	—
Net income (loss)	$949	$300	$1,630	$235
Earnings (loss) per share:
Basic	$0.15	$0.05	$0.26	$0.04
Diluted	$0.12	$0.04	$0.22	$0.03
Weighted average shares outstanding:
Basic	6,420	5,654	6,213	5,446
Diluted	7,704	7,083	7,538	7,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

APTIMUS, INC.
CONDENSED CONOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$1,630	$235

Adjustments to reconcile net loss to net cash provide by (used in) operating activities
Depreciation and amortizations	149	149
Bad debt expense	70	75
Gain on warrant liability	(89)	—
Loss on disposal of long-term assets	—	1
Amortization of discount on notes payable	—	3
Changes in assets and liabilities:
Accounts receivable	(528)	(1,246)
Prepaid expenses and other assets	(20)	78
Accounts payable	(529)	195
Accrued and other liabilities	(63)	160
Net cash provided by (used in) operating activities	620	(350)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(303)	(216)
Acquisition of business	(150)	—
Payments for intangible assets	—	(9)
Net cash used in investing activities	(453)	(225)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases	—	(41)
Issuance of common stock	6,130	44
Costs of issuance of common stock	(267)	(20)
Net cash provided by (used in) financing activities	5,863	(17)
Net increase (decrease) in cash and cash equivalents	6,030	(592)
Cash and cash equivalents at beginning of period	3,610	2,368
Cash and cash equivalents at end of period	$9,640	$1,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

APTIMUS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

a) Description of Business

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

b) Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2005. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2005.

2. SIGNIFICANT ACCOUNTING POLICIES

a)  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aptimus and its wholly owned subsidiary Neighbornet LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

c) Use of estimates

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

 c) Revenue Recognition

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

Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-19 (EITF consensus 99-19). Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Publisher fees on the Consolidated Statement of Income. Aptimus shares a portion of the amounts it bills its advertiser clients with the third-party website owners or “publishers” and email list owners on whose web properties and email lists Aptimus distributes the advertisements. While this “revenue share” approach is Aptimus’ primary payment model, it will as an alternative occasionally pay website owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the website. Email based campaigns that are sent to Company owned lists do not have publisher fees associated with them.

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

3. STOCK COMPENSATION

At June 30, 2005, the Company had two stock-based employee compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2005. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation for the applicable periods (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$949	$300	$1,630	$235
Add: Total stock-based employee compensation expense, included in the determination of net income as reported, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(579)	(221)	(678)	(242)
Pro forma net income (loss)	$370	$79	$952	$(7)

Earnings per share:
Basic - as reported	$0.15	$0.05	$0.26	$0.04
Basic - pro forma	$0.06	$0.01	$0.15	$(0.00)
Diluted - as reported	$0.12	$0.04	$0.22	$0.03
Diluted - pro forma	$0.05	$0.01	$0.13	$(0.00)

4. NET EARNINGS (LOSS) PER SHARE

Basic earnings per share represents net income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share represents net income available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of common stock options, warrants and convertible notes payable, using the treasury stock method.

The following table sets forth the computation of the numerators and denominators in the basic and diluted earnings per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation as their effect on earnings per share is anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss) (A)	$949	$300	$1,630	$235
Denominator:
Weighted average outstanding shares of common stock	6,420	5,654	6,213	5,446
Weighted average dilutive effect of options to purchase common stock	1,175	1,290	1,215	1,281
Weighted average dilutive effect of shares to be issued on conversion of convertible notes payable	—	—	—	160
Weighted average dilutive effect of warrants to purchase common stock	109	139	110	142
Weighted average common stock and common stock equivalents (C)	7,704	7,083	7,538	7,029

Earnings (loss) per share:
Basic (A/B)	$0.15	$0.05	$0.26	$0.04
Diluted (A/C)	$0.12	$0.04	$0.22	$0.03

Antidilutive securities excluded consist of the following:
Options to purchase common stock	22	150	22	197
Warrants to purchase common stock	91	—	70	—
	113	150	92	197

5. NEIGHBORNET ACQUISITION

On May 16, 2005 we completed the formation of a wholly owned subsidiary, Neighbornet LLC. On May 20, 2005 Neighbornet LLC acquired substantially all of the assets of the Neighbornet division of Adfinis LLC. The aggregate purchase price consisted of $150,000 cash and direct transactional costs of $2,500 and was allocated to email list database and customer relationships and contracts intangible assets. The acquired intangible assets are to be amortized over their estimated useful lives of two years. The results of operations of Neighbornet have been included in our consolidated results from May 20, 2005 forward. The effect of these acquisitions on consolidated revenues and operating income for the six months ended June 30, 2005 was not significant.

6. PRIVATE EQUITY FINANCING

In March 2005, the Company completed a $6 million private placement transaction with seven accredited investors. The Company sold the accredited investors 351,083 shares of the Company’s unregistered common stock at a price of $17.09 per share. In connection with this sale, warrants for an additional 70,216 shares of common stock at a strike price of $20.22 were also issued to the investors. In addition to the warrants issued to the seven purchasers warrants to purchase a total of 21,065 shares of common stock at a strike price of $18.15 were also issued to an entity who acted as our financial advisor in the transaction and an accredited-investor assignee of the financial advisor. The shares were issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act. The warrants are exercisable upon issuance and expire March 24, 2010. Net proceeds from the transactions, after issuance costs and placement fees, were approximately $5.7 million.

Within 30 calendar days following the closing date, the Company was required to file with the Securities and Exchange Commission (SEC) a registration statement covering the resale of all of the common stock purchased and the common stock underlying the warrants issued to the investors. The Company was required to use its commercially reasonable efforts to obtain effectiveness of the registration statement before the earlier of (a) the 120th calendar day following the closing date or (b) the fifth trading day following notification by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comment.

The registration rights agreement provides that if a registration statement is not filed, or does not become effective, within the defined time period, then in addition to any other rights the investors may have, the Company would be required to pay to each investor an amount in cash, as liquidated damages, equal to 1.5% per month of the aggregate purchase price, prorated daily.

The fair value of the warrants was estimated to be $955,000 on the closing date of the transaction, calculated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.3%, the contractual life of 5 years and volatility of 100%.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants, the fair value of the warrants issued to the investors was accounted for as a liability, with an offsetting reduction to the carrying value of the common stock.

On May 13, 2005 the registration statement was declared effective and the warrant liability was reclassified to equity. At the time of the reclassification the fair value of the warrants was estimated to be $866,000, calculated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.83%, the contractual life of 4.863 years and volatility of 100%. The $89,000 decrease in the fair market value of the warrants was recorded as a gain on warrant liability in the Statement of Income.

7. SEGMENT INFORMATION

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. With the formation of Neighbornet the CEO will start receiving financial information segmented between Neighbornet and Aptimus in the third quarter of 2005. For the quarter ended June 30, 2005 there was no significant activity by Neighbornet so no separate reporting was prepared. For the six months ended June 30, 2005 the entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: results based advertising services. In the future it is expected that the company will report two segments: Aptimus and Neighbornet.

8. CONCENTRATION OF CREDIT RISK

In the quarters ended June 30, 2005 and 2004 our ten largest clients accounted for 53.8 % and 67.3% of our revenues, respectively. During the quarter ended June 30, 2005, Adteractive accounted for 13.8% of our revenues and no other client accounted for more than 10% of our revenues. During the quarter ended June 30, 2004, Advertising.com accounted for 25.4% of our revenues and no other client accounted for more than 10% of our revenues. For the six months ended June 30, 2005 and 2004 our ten largest clients accounted for 49.7% and 62.4% of our revenues, respectively. During the six months ended June 30, 2005, Adteractive accounted 12.9% of our revenues and no other client accounted for more than 10% of our revenues. During the six months ended June 30, 2004, Advertising.com accounted 23.2% of our revenues and no other client accounted for more than 10% of our revenues.

The Company has no operations outside of the United States and no significant amount of revenues are derived from outside of the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business

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

At the core of the Aptimus Network is a database configuration and software platform and direct marketing approach for which we have filed a non-provisional business method patent application called Dynamic Revenue Optimization™. This system is designed to determine the advertisements in our system for promotion on each individual web site and in each email sent that the system estimates may generate the greatest user response and revenue potential for that specific web site or email placement. This estimation is made using computer-based logic on a real-time basis incorporating response history and value of the advertisements in our system. The purpose of the system is to enhance results for our advertiser clients by presenting the offers in our database that are more likely to be of interest to specific customers, while enhancing revenues for our publishers and us.

Our lead quality control efforts include real-time validation of postal address, email address and telephone number so that only leads with valid data are passed along to our clients. Our primary offer presentation formats include cross-marketing promotions at the point of registration or other transactional activity on web sites, online advertising programs, and email marketing campaigns. As the network aspects of our business have experienced more rapid growth than our email marketing campaigns, the percentage contribution of email to our overall revenues has declined to approximately 12.5% of overall revenue as of the quarter ended June 30, 2005 compared to 21.9% in the quarter ended June 30, 2004. Because our focus has shifted away from email marketing toward our network approach, we anticipate that network growth will continue while the revenue from email campaigns will remain close to current levels subject to some quarterly positive and negative fluctuations. We anticipate email will gradually contribute lower percentages of revenue for the foreseeable future as network revenues are expected to increase.

Focus in current quarter

Aptimus introduced a new and proprietary feedback loop program this quarter that enables advertisers to provide post-lead conversion bonuses and other source level performance data, leading their offers to automatically be presented more often in locations where they generate the best back-end results. This capability enables advertisers to progressively grow their lead volumes while simultaneously increasing their back-end conversion results, and helps position Aptimus as a leading and ongoing online source for their marketing programs. The feed back loop has delivered promising results in early tests with a large for-profit education provider. The company plans to steadily expand that relationship and methodically roll out the feedback loop’s capabilities to other advertisers in the future.

A major emphasis for the quarter ended June 30, 2005 was to expand the company’s Board of Directors and deepen staffing at all levels of Sales and Business Development in preparation for the next phase of growth.

New additions to the company during the quarter include the following individuals:

•
Rob Wrubel, as Executive Vice President, overseeing the sales and business development teams. Rob has over 20 years of executive management experience including leadership roles at AskJeeves, Knowledge Adventure, and WholeBody. Rob’s background in Internet and growth companies, as well as his industry contracts will be leveraged to attract large publishers and grow the company in general.

•
Brad Benz, as Senior Vice President, Strategic Business Development - West Coast, focusing on large publisher relationships. Brad has an extensive industry background in venture capital and entrepreneurial activities, including founding ZuluSports, which was a venture-backed Internet publisher in the sports category.

•
Mike Mayor, as Senior Vice President, Strategic Business Development - East Coast, based in New York. Mike also has an extensive industry background including most recently as President and COO of Net Creations, a leader in permission based email marketing. He recently coordinated the successful sale of Net Creations to Return Path.

•
Bob Bejan, CEO of Optimobius, as Board Member. Prior to his Optimobius role, Bob spent 6 1/2 years at Microsoft, beginning his career there as the Executive Producer for the Microsoft Network. Bob’s career at Microsoft included roles as General Manager, MSN Business Development and Programming, Director of Worldwide Sales, Operations & Programming and finally as head of MSN's worldwide strategic alliance group, developing deeply integrated relationships for MSN properties.

Concentrations

Given the importance transacting consumers are to our business, a key focus of ours has been expanding the number of publishers in our network. Because we remain at an early stage in the focused development of our distribution network, our lead volumes are concentrated among a limited number of top performing publishers. For the quarters ended June 30, 2005 and 2004, user leads from our top five largest website publishers accounted for 41.9% and 60.9% of our total revenues, respectively. For the quarter ended June 30, 2005, user leads from the top two publishers accounting for 12.5% and 10.3% of revenues, respectively. The concentration of revenue among our five largest website publishers decreased as a result of our continued focus to expand the number of publishers in our network. While our goal is to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.

In the quarters ended June 30, 2005 and 2004 our ten largest clients accounted for 53.8% and 67.3% of our revenues, respectively. During the quarter ended June 30, 2005 Adteractive accounted for 13.8% of our revenues and no other client accounted for more than 10% of our revenues. During the quarter ended June 30, 2004 Advertising.com accounted 25.4% of our revenues and no other client accounted for more than 10% of our revenues. For the six months ended June 30, 2005 and 2004 our ten largest clients accounted for 49.7% and 62.4% of our revenues, respectively. During the six months ended June 30, 2005 Adteractive accounted for 12.9% of our revenues and no other client accounted for more than 10% of our revenues. During the six months ended June 30, 2004 Advertising.com accounted 23.2% of our revenues and no other client accounted for more than 10% of our revenues. The percentage of revenue represented by our ten largest clients when compared to the same quarter of 2004 has decreased slightly due to continued efforts to diversify our client mix. We expect our revenues to be composed of a similar mix of large and small advertiser clients in the immediate future.

RESULTS OF OPERATIONS

Revenues

We currently derive our revenues primarily from our advertising network activities, which include both lead generation activities through a network of publishers and e-mail mailings. Clients generally pay us on a performance or results basis, based on a cost per click, cost per lead, cost per acquisition, percentage of sales, or other results based approach.

(In thousands, except percentages)	2005	2004	Percentage Increase
Three months ended June 30,	$4,483	$2,976	50.6%
Six months ended June 30,	$8,335	$4,782	74.3%

	Three months ending June 30,
(Page impressions in thousands)	2005	2004	Percentage Increase (Decrease)
Core placement CPM	$263.58	$351.68	(25)%
Core placement page impressions	12,066	4,737	154%
Percentage of revenue from core placements	70.9%	56.0%	27%
Other placement CPM	$18.79	$16.77	12%
Other placement page impressions	39,472	36,590	8%
Percentage of revenue from other placements	16.6%	20.6%	(20)%
Percentage of revenue from email and other programs	12.5%	23.4%	(43)%

The core CPM has declined compared to the same period of 2004 primarily as a result of a shift in our mix of publishers towards higher quality branded sites which prefer softer user experiences. At the same time, the number of core impressions increased 154% over the comparable period of the prior year as a result of our expanded base of network publishers. The average core CPM will generally fluctuate from period to period depending on both the mix of client offers and the type of publisher placements running in the network at any given time. Although the CPM has decreased from the similar period in the 2004 the increase in impressions has resulted in overall revenue growth from the comparable period of the prior year. Revenues in the current quarter increased by 16% from the quarter ended March 31, 2005. We expect core impression related revenue in future quarters to grow sequentially as we execute on our plan to expand our network with new publisher placements and client offers.

Revenue from email programs in the current quarter has relatively consistent compared to the second quarter of 2004. Percentage of revenue from email programs has decreased as a result of the increase in website based programs. We expect revenues from email programs in future quarters to be similar to the current quarter.

Cost of revenue

Costs of revenues consist of fees owed to network distribution publishers and opt-in email list owners based on revenue generating activities created in conjunction with these publishers.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Three months ended June 30,	$2,036	45.4%	$1,313	44.1%	55.1%
Six months ended June 30,	$3,502	42.0%	$1,992	41.7%	75.8%

Cost of revenues has increased primarily as a result of the increase in total revenue. Publisher fees are expected to increase further as a percentage of revenues as revenues increase and are expected to normalize at around 47% of revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of marketing and operations personnel costs, bad debts, and outside sales costs.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Three months ended June 30,	$735	16.4%	$522	17.5%	40.8%
Six months ended June 30,	$1,460	17.5%	$959	20.1%	52.2%

The increase in sales and marketing expenses in the quarter ended June 30, 2005 as compared to the corresponding period in 2004 was a result of increases in labor costs due to the hiring of additional employees and the costs of promoting the Aptimus brand and the EasyJoinTM program, introduced in the third quarter of 2004. These two items contributed approximately 68% and 28% of the increase, respectively. It is expected that sales and marketing expenses will increase further in the remaining quarters of the year due to additional sales and business development hiring along with increased sales commissions on higher revenues. As a result, sales and marketing expense is expected to be between 17% to 19% of revenues in future quarters.

Connectivity and Network Costs

Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs and personnel costs.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase (Decrease)
Three months ended June 30,	$209	4.7%	$213	7.2%	(1.9)%
Six months ended June 30,	$420	5.0%	$389	8.1%	8.0%

Connectivity and network costs for the quarter ended June 30, 2005 were comparable to the same quarter of the 2004. As a percentage of revenue they have decreased compared to the same period in the prior year as a result of the fixed nature of the expenses and the increases in revenues. Connectivity and network costs for the remaining quarters of 2005 are expected to increase by approximately $30,000 compared to the second quarter of 2005 as a result of increase in network connectivity and labor costs.

Research and Development

Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Three months ended June 30,	$158	3.5%	$151	5.1%	4.6%
Six months ended June 30,	$325	3.9%	$303	6.3%	7.3%

Research and development expense for the quarter ended June 30, 2005 were comparable to the same quarter of the 2004. As a percentage of revenue they have decreased compared to the same period in the prior year as a result of the fixed nature of the expenses and the increases in revenues. Research and development expense for the remaining quarters of 2005 are expected to increase by approximately $20,000 compared to the second quarter of 2005 as a result of increased labor costs.

General and Administrative

General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Three months ended June 30,	$458	10.2%	$390	13.1%	17.4%
Six months ended June 30,	$1,016	12.2%	$729	15.2%	39.4%

The increase in general and administrative expense during the quarter ended June 30, 2005 compared to the comparable period of the prior year was primarily due to increased accounting and audit fees. As a percentage of revenue they have decreased compared to the same period in the prior year as a result if the fixed nature of the expenses and the increases in revenues, offset by increasing accounting and auditing related costs. Total general and administrative expenses for the third and fourth quarter of 2005 are expected to be $50,000 to $100,000 higher per quarter compared to the second quarter of 2005 as a result of increased costs of Sarbanes Oxley compliance.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property and purchased email lists and customer relationships resulting from the acquisition of Neighbornet.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Three months ended June 30,	$85	1.9%	$83	2.8%	2.4%
Six months ended June 30,	$150	1.8%	$149	3.1%	0.7%

Depreciation and amortization has remained consistent with the comparable period of the prior year despite some assets becoming fully amortized due to the purchase of additional assets throughout the year and the acquisition of intangible assets related to Neighbornet operations. Depreciation and amortization is expected to be slightly higher in the remaining quarters of 2005 when compared to the second quarter of 2005 as a result of amortizing the Neighbornet acquisition and the continued purchase of additional computer hardware and software.

Interest Income

Interest income results from earnings on the Company's available cash reserves. Interest income totaled $58,000 in the quarter ended June 30, 2005 and $4,000 in the same quarter of 2004. The increase in interest income is primarily a result of the proceeds from the sale of common stock in March 2005. Interest income is expected to be slightly higher in the remaining quarters of 2005 as the Company’s cash position is expected to increase with operations and a slightly higher rate of return is expected.

Income Taxes

No current or deferred federal income tax expense or benefit has been provided for any of the periods presented as we have incurred net tax losses from inception through the quarter ended June 30, 2005. Aptimus has provided full valuation allowances on the related net deferred tax assets because of the uncertainty regarding their realizability. As of June 30, 2005, approximately $65.2 million of net operating losses for federal income tax reporting purposes exist. We determined that a change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions, has occurred and may substantially limit the utilization of the net operating loss carry-forwards. The annual limitation imposed may result in the expiration of a significant portion of net operating losses before they can be utilized.

LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Net proceeds from the issuance of stock through June 30, 2005 totaled $73.1 million. As of June 30, 2005, we had approximately $9.6 million in cash and cash equivalents, providing working capital of $11.7 million. No off-balance sheet assets or liabilities existed at June 30, 2005.

Net cash provided by (used in) operating activities was $620,000 and $(350,000) in the six months ended June 30, 2005 and 2004, respectively. Cash used in operation during the six months ended June 30, 2005 and 2004 consisted of:
	Six months ended June 30,
	2005	2004
Cash received from customers	$7,848	$3,536
Cash paid to employees and vendors	(7,286)	(3,861)
Interest received	58	9
Interest paid	—	(34)
Net cash used in operations	$620	$(350)

Net cash used in investing activities was $453,000 and $225,000 in the six months ended June 30, 2005 and 2004, respectively. In the six months ended June 30, 2005, $303,000 was used for the purchase of additional computer hardware and software and $150,000 was used for the purchase of the intangible assets of Neighbornet. In the six months ended June 30, 2004, $225,000 was used for the purchase of additional software, equipment and intangible assets.

Net cash provided by (used in) financing activities was $5.9 million and $(17,000) in the six months ended June 30, 2005 and 2004, respectively. In the six months ended June 30, 2005, net cash provided by financing activity resulted from $6.13 million in proceeds from the sale of common stock offset by $270,000 of costs related to issuing the common stock. In the six months ended June 30, 2004, net cash used in financing activities resulted from $41,000 in principal payments made on capital leases offset by $24,000 in receipts for the Company's common stock resulting from the exercise of stock options.

We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. This is based on the cash generated by operations during the year to date and the year ended December 31, 2004. We currently anticipate spending an additional $100,000 to $200,000 on capital expenditures in 2005 in order to expand and improve our network infrastructure. Should our goal of maintaining positive cash flow not be met, we may need to raise additional capital to meet our long-term operating requirements.

Our cash requirements depend on several factors, including without limitation, the rate of market acceptance of our services and the extent to which we use cash for acquisitions and strategic investments. At this moment in time, no material acquisitions or major strategic investments are definitively planned. However, unanticipated expenses, poor financial results or opportunities requiring financial commitments could give rise to currently unanticipated financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMIMENTS, AND OFF-BALANCE SHEET ARRANGEMENTS

Aptimus has no debt or borrowing facilities in place and has no off balance sheet arrangements.

The Company occupies premises under operating leases that expire at various dates through 2009. In accordance with generally accepted accounting principles, the obligations under these operating leases are not recorded on Aptimus’ consolidated balance sheets. These leases provide for payment of certain variable operating expenses in addition to base rent and contain renewal options.

The following table summarizes the contractual obligations and commercial commitments entered into by the Company as of June 30, 2005 (In Thousands):

	Payments Due by Period
		Six months ending December 31,	Year ending December 31,
Contractual Obligations	Total	2005	2006	2007	2008	2009

Operating leases (1)	$747	$114	$233	$250	$100	$50
Purchase obligations (2)	66	36	30	—	—	—
Total Contractual Cash Obligations	$813	$150	$263	$250	$100	$50

(1)	These commitments relate to the leasing of our offices in Seattle and San Francisco. We expect to fund these commitments with existing cash and cash flows from operations.

(2)	These commitments relate to connectivity and collocation contracts. We expect to fund these commitments with existing cash and cash flows from operations.

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

Valuation Allowance for Deferred Tax Assets

SFAS 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. At June 30, 2005, our net deferred tax assets were $23.0 million. Currently, a valuation allowance equal to the balance of the deferred tax assets has been recorded. This valuation allowance has been recorded, as the ability of the Company to utilize the deferred tax assets has not been assessed as being more likely than not.

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

	As of June 30,
	2005	2004
Current	0%	0%
Past due 1-30 days	0%	0%
Past due 31-60 days	25%	25%
Past due 61-90 days	50%	50%
Past due greater than 90 days	100%	100%

Additional metrics related to the allowance for doubtful accounts are as follow:

	As of June 30,
	2005	2004
Reserve balance	$170,000	$113,000
% Of overall AR reserved	4.9%	5.1%
Days sales outstanding	66	65

As of June 30, 2005 and 2004, reserves were based on applying the standard rates to the aging categories as no specific accounts were identified as needing to be reserved.

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

Depreciation and Amortization of Fixed and Intangible Assets

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

Intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

Email names	Two years
Neighbornet customer relationships and contracts	Two years
Aptimus patents and trademarks	Three years

The cost of normal maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains or losses on the disposition of assets in the normal course of business are reflected in operating expenses as part of the results of operations at the time of disposal.

Changes in circumstances such as technological advances or changes to the Company’s business model can result in the actual useful lives differing from the Company’s estimates. In the event the Company determines that the useful life of a capital asset should be shortened, the Company would depreciate the net book value in excess of the estimated salvage value over its remaining useful life thereby increasing depreciation expense. Long-lived assets, including fixed assets and intangible assets other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. A review for impairment involves developing an estimate of undiscounted cash flow and comparing this estimate to the carrying value of the asset. The estimate of cash flow is based on, among other things, certain assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, and changes to our business model or changes in our operating performance.

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

Other recent pronouncements are not expected to have a material effect on the financial position or results of operations of Aptimus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s cash equivalents are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of June 30, 2005, however, the Company’s cash equivalents mature within one month. As of June 3, 2005, the Company believes the reported amounts of cash equivalents to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the quarter ended June 30, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2005 Annual Meeting of Shareholders held on June 8, 2005, John B. Balousek, Timothy C. Choate, Eric Helgeland and Robert W. Wrubel were each elected as a director of the company, to serve until the next Annual Meeting of Shareholders and until his successor is elected and qualified. In addition, our shareholders ratified the selection of Moss Adams LLP as the company's independent registered public accounting firm.

(a) Election of a Board of Directors consisting of the following four (4) directors:

NAME	VOTES FOR	VOTES WITHHELD
John B. Balousek	4,437,195	658,169
Timothy C. Choate	4,437,148	658,122
Eric Helgeland	4,492,627	602,690
Robert W. Wrubel	4,492,527	602,790

(b) The proposal to ratify the selection of Moss Adams LLP as the company’s independent registered public accounting firm passed with the following vote results: 5,093,802 for; 240 against; 1,275 abstain; and 0 broker non-votes.

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

____________

*  Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-81151).

(1)Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, dated May 17, 2001.
(2)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2001.
(3)Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2002.
(4)Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 28, 2003.
(5)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2003.
(6)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 15, 2002.
(7)Management compensation plan or agreement.
(8)Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 30, 2004
(9)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 17, 2004.
(10)Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-124403), dated April 28, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTIMUS, INC.

Date: August 15, 2005	By:	/s/ John A. Wade
John A. Wade
Title: Chief Financial Officer, authorized officer and principal financial officer