Form 10-Q
period 2005-09-30
APTIMUS INC
filed 2005-11-15
CIK 1087277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant's Common Stock outstanding as of October 31, 2005 was 6,484,012.

APTIMUS, INC.

INDEX TO THE FORM 10-Q
For the quarterly period ended September 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APTIMUS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$7,259	$3,610
Short-term investments	3,015	—
Accounts receivable, net	2,738	2,857
Prepaid expenses and other assets	195	130
Total current assets	13,207	6,597
Fixed assets, net	680	549
Intangible assets, net	137	15
Deposits	38	45
	$14,062	$7,206
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$489	$1,375
Accrued and other liabilities	826	631
Total current liabilities	1,315	2,006
Commitments and Contingencies
Shareholders' equity
Common stock, no par value; 100,000 shares authorized, 6,484 and 5,973 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	69,199	63,495
Additional paid-in capital	2,847	2,644
Accumulated deficit	(59,299)	(60,939)
Total shareholders' equity	12,747	5,200
	$14,062	$7,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

  APTIMUS, INC.
  CONSOLIDATED STATEMENTS OF INCOME
  (IN THOUSANDS, EXCEPT PER SHARE DATA)
  (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues	$3,879	$4,441	$12,214	$9,223
Operating expenses:
Cost of revenues	1,986	2,064	5,488	4,056
Sales and marketing	1,016	664	2,476	1,623
Connectivity and network costs	186	214	606	603
Research and development	169	158	494	461
General and administrative	492	399	1,508	1,128
Depreciation and amortization	101	49	251	198
Loss (gain) on disposal of long-term assets	—	—	—	1
Total operating expenses	3,950	3,548	10,823	8,070
Operating income (loss)	(71)	893	1,391	1,153
Interest expense	—	—	—	34
Interest income	81	8	160	17
Gain on warrant liability	—	—	89	—
Net income	$10	$901	$1,640	$1,136
Earnings per share:
Basic	$0.00	$0.16	$0.26	$0.20
Diluted	$0.00	$0.13	$0.21	$0.16
Weighted average shares outstanding:
Basic	6,469	5,748	6,299	5,547
Diluted	7,663	7,167	7,962	7,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

APTIMUS, INC.
CONDENSED CONOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,640	$1,136
Adjustments to reconcile net loss to net cash provide by (used in) operating activities
Depreciation and amortization	251	198
Bad debt expense	80	147
Gain on warrant liability	(89)	—
Amortization of discount on short-term investments	(16)	—
Amortization of discount on notes payable	—	3
Changes in assets and liabilities:
Accounts receivable	39	(1,926)
Prepaid expenses and other assets	(58)	55
Accounts payable	(886)	173
Accrued and other liabilities	195	301
Net cash provided by operating activities	1,156	87
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(345)	(251)
Proceeds from sale of property and equipment	—	41
Purchase of short-term investments	(2,999)	—
Acquisition of business	(150)	—
Payments for intangible assets	(9)	(9)
Net cash used in investing activities	(3,503)	(219)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases	—	(41)
Issuance of common stock	6,263	129
Costs of issuance of common stock	(267)	(110)
Net cash provided by (used in) financing activities	5,996	(22)
Net increase (decrease) in cash and cash equivalents	3,649	(154)
Cash and cash equivalents at beginning of period	3,610	2,368
Cash and cash equivalents at end of period	$7,259	$2,214

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

At the core of the Aptimus Network is a database configuration and software platform used in conjunction with a direct marketing approach for which we have filed a non-provisional business method patent application called Dynamic Revenue Optimization™ (DRO). DRO determines through computer-based logic, on a real-time basis, which advertisements in our system, using the yield of both response history and value, should be reflected for prominent promotion on each individual web site placement and in each email sent to consumers. The outcome of this approach is that we generate superior user response and revenue potential for that specific web site or email placement and a targeted result for our advertiser clients.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2005. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2005.

2. SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aptimus and its wholly owned subsidiary, Neighbornet LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

b) Use of estimates

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

Revenue earned for lead generation through the Aptimus network is based on a fee per lead and is recognized when the lead information is delivered to and accepted by the client. Revenue earned for e-mail mailings can be based on a fee per lead, a percentage of revenue earned from the mailing, or a cost per thousand e-mails delivered. Revenue from e-mail mailings delivered on a cost per thousand basis is recognized when the e-mail is delivered. Revenue from e-mail mailings sent on a fee per lead or a percentage of revenue earned from the mailing basis is recognized when amounts are determinable, generally when the customer receives the leads.

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

3. STOCK COMPENSATION

At September 30, 2005, the Company had two stock-based employee compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2005. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation for the applicable periods (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$10	$901	$1,640	$1,136
Add: Total stock-based employee compensation expense, included in the determination of net income as reported, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(695)	(124)	(1,373)	(366)
Pro forma net income (loss)	$(685)	$777	$267	$770

Earnings (loss) per share:
Basic - as reported	$0.00	$0.16	$0.26	$0.20
Basic - pro forma	$(0.11)	$0.14	$0.04	$0.14
Diluted - as reported	$0.00	$0.13	$0.21	$0.16
Diluted - pro forma	$(0.11)	$0.11	$0.03	$0.11

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

The following table sets forth the computation of the numerators and denominators in the basic and diluted earnings per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation as their effect on earnings per share is anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Numerator:
Net income (loss) (A)	$10	$901	$1,640	$1,136
Denominator:
Weighted average outstanding shares of common stock (B)	6,469	5,748	6,299	5,547
Weighted average dilutive effect of options to purchase common stock	1,086	1,291	1,554	1,285
Weighted average dilutive effect of shares to be issued on conversion of convertible notes payable	—	—	—	109
Weighted average dilutive effect of warrants to purchase common stock	108	128	109	139
Weighted average common stock and common stock equivalents (C)	7,663	7,167	7,962	7,080

Earnings (loss) per share:
Basic (A/B)	$0.00	$0.16	$0.26	$0.20
Diluted (A/C)	$0.00	$0.13	$0.21	$0.16

Antidilutive securities excluded consist of the following:
Options to purchase common stock	59	62	20	62
Warrants to purchase common stock	91	—	70	—
	150	62	90	62

5. NEIGHBORNET ACQUISITION

On May 16, 2005, we completed the formation of a wholly owned subsidiary, Neighbornet LLC. On May 20, 2005, Neighbornet LLC acquired substantially all of the assets of the Neighbornet division of Adfinis LLC. The aggregate purchase price consisted of $150,000 cash and direct transactional costs of $2,500 and was allocated to email list database and customer relationships and contracts intangible assets. The acquired intangible assets are to be amortized over their estimated useful lives of two years. The results of operations of Neighbornet have been included in our consolidated results from May 20, 2005 forward. The effect of these acquisitions on consolidated revenues and operating income for the nine months ended September 30, 2005 was not significant.

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

  Within 30 calendar days following the closing date, the Company was required to file with the Securities and Exchange Commission (SEC) a registration statement covering the resale of all of the common stock purchased and the common stock underlying the warrants issued to the investors. The Company was required to use its commercially reasonable efforts to obtain effectiveness of the registration statement before the earlier of (a) the 120th calendar day following the closing date, or (b) the fifth trading day following notification by the SEC that the registration statement would not be reviewed or was no longer subject to further review and comment.

  The registration rights agreement provided that if a registration statement was not filed, or did not become effective, within the defined time period, then in addition to any other rights the investors may have, the Company would be required to pay to each investor an amount in cash, as liquidated damages, equal to 1.5% per month of the aggregate purchase price, prorated daily.

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

On May 13, 2005, the registration statement was declared effective and the warrant liability was reclassified to equity. At the time of the reclassification the fair value of the warrants was estimated to be $866,000, calculated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.83%, the contractual life of 4.863 years and volatility of 100%. The $89,000 decrease in the fair market value of the warrants was recorded as a gain on warrant liability in the Statement of Income.

7. SEGMENT INFORMATION

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on a company level basis accompanied by disaggregated information about revenues by product type for purposes of making operating decisions and assessing financial performance. Based on this the Company has decided that it has two operating segments, Aptimus and Neighbornet.

Prior to the third quarter of 2005 the Company operated in a single operating segment: results based advertising services. Aptimus continues to provide results based advertising services, which include some email based advertising services, and Neighbornet provides email based advertising services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-company transaction between Aptimus and Neighbornet. Assets and liabilities are not allocated to segments for internal reporting presentations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues
Aptimus	$3,784	$4,441	$12,079	$9,223
Neighbornet	95	—	135	—
Total	$3,879	$4,441	$12,214	9,223

Operating income (loss)
Aptimus	$(16)	$893	$1,474	$1,153
Neighbornet	(55)	—	(83)	—
Total	$(71)	$893	$1,391	$1,153

Depreciation and amortization
Aptimus	$83	$49	$224	$198
Neighbornet	18	—	27	—
Total	$101	$49	$251	$198

8. CONCENTRATION OF CREDIT RISK

In the quarters ended September 30, 2005 and 2004 our ten largest clients accounted for 60.0 % and 73.9% of our revenues, respectively. During the quarter ended September 30, 2005, Prospective Direct, Inc. accounted for 10.8% of our revenues, Adteractive accounted for 10.7% of our revenues and no other client accounted for more than 10% of our revenues. During the quarter ended September 30, 2004, Advertising.com, Inc. accounted 25.9% of revenue, Quinstreet, Inc. accounted for 12.4% of revenue and no other client accounted for more than 10% of revenue. For the nine months ended September 30, 2005 and 2004 our ten largest clients accounted for 49.5% and 66.0% of our revenues, respectively. During the nine months ended September 30, 2005, Adteractive accounted 12.2% of our revenues and no other client accounted for more than 10% of our revenues. During the nine months ended September 30, 2004, Advertising.com accounted 24.5% of revenue and no other client accounted for more than 10% of revenue.

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

Our primary offer presentation formats include cross-marketing promotions at the point of registration or other transactional activity on web sites, online advertising programs, and email marketing campaigns. The email marketing campaign aspect of our business has decreased as we have reduced attention on the email channel. As a result the contribution percentage of revenues from email to our overall revenues has declined to approximately 7.9% of overall revenue for the quarter ended September 30, 2005 compared to 13.5% in the quarter ended September 30, 2004. Because our immediate focus remains primarily on our network business, we anticipate that network growth will continue while the revenue from email campaigns will remain close to current levels or could even decline. We thus anticipate email will gradually contribute lower percentages of revenue for the foreseeable future as network revenues are expected to increase.

Focus in current quarter

A major emphasis in the current quarter has been to lower the overall network mix of publisher sites that are promotionally oriented toward more brand-oriented destination publisher sites that we feel will ultimately provide our advertising clients higher quality leads. While publisher sites that are promotionally oriented have and will continue to contribute to the company's network performance, the company has elected during the quarter to build out its base of brand-oriented sites. In addition, publisher relationships that were based on fixed, or CPM type, payment arrangements, were terminated or converted to a revenue share arrangement.

Net income in the quarter ended September 30, 2005 has decreased by $891,000 to $10,000, as compared to $901,000 in the quarter ended September 30, 2004. The reduction in earnings was due primarily to lower revenues and lower gross margins caused by the, now terminated, publisher fixed fee, or CPM relationships, which during the quarter led to higher overall fees paid out to publishers as a percentage of revenues. In addition, lower email business revenues, which are typically higher in gross margin than network business revenues, also impacted average fees to publishers and profitability. Based on these factors, the percent of revenues paid to publishers increased from 45% in the second quarter of 2005 to approximately 51% during the third quarter of 2005. Aptimus expects the percentage of fees paid to publishers to improve in the fourth quarter now that it has terminated most of the fixed fee relationships. Also contributing to the third quarter net income reduction was increased Sarbanes Oxley compliance costs as well as increased expenses related to hiring sales and marketing staff in the second and third quarters.

During the quarter, the company continued making improvements to its technology platform with particular emphasis on enhancements intended to improve lead quality for advertisers, as measured by the conversion rate of the leads generated through the Aptimus Network. The company added new, larger offer image capabilities for greater up front messaging by advertisers. The company also added new linked data field capabilities so that advertisers with complex offers can offer specific options only to those who qualify. For example, an education client may offer a masters degree program only to consumers who indicate on their online form that they already hold a college degree. Finally, the company continued to expand its automated validation offerings, adding new "lead flusher" data fields that qualify or disqualify consumers for the offers they select. These capabilities add to the extensive dynamic validation options the company already offers, including name, address, phone and email validations, completely customizable questions, and triple order confirmation options.

Concentrations

Given the importance of transacting consumers to our business, a key focus of our business development efforts has been to expand the number of publishers participating in our network. Because we remain at an early stage in the focused development of our distribution network, our lead volumes are concentrated among a limited number of top performing publishers. For the quarters ended September 30, 2005 and 2004, user leads from our top five largest website publishers accounted for 49.9% and 55.6% of our total revenues, respectively. For the quarter ended September 30, 2005, user leads from the top two publishers accounting for 13.6% and 13.1% of revenues, respectively. The concentration of revenue among our five largest website publishers decreased as a result of our continued focus to expand the number of publishers in our network. While our goal is to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.

In the quarters ended September 30, 2005 and 2004 our ten largest clients accounted for 60.0 % and 73.9% of our revenues, respectively. During the quarter ended September 30, 2005, Prospective Direct, Inc. accounted for 10.8% of our revenues, Adteractive accounted for 10.7% of our revenues and no other client accounted for more than 10% of our revenues. During the quarter ended September 30, 2004, Advertising.com, Inc. accounted 25.9% of revenue, Quinstreet, Inc. accounted for 12.4% of revenue and no other client accounted for more than 10% of revenue. For the nine months ended September 30, 2005 and 2004 our ten largest clients accounted for 49.5% and 66.0% of our revenues, respectively. During the nine months ended September 30, 2005, Adteractive accounted 12.2% of our revenues and no other client accounted for more than 10% of our revenues. During the nine months ended September 30, 2004, Advertising.com accounted 24.5% of revenue and no other client accounted for more than 10% of revenue. The percentage of revenue represented by our ten largest clients when compared to the same quarter of 2004 has decreased slightly due to continued efforts to diversify our client mix. We expect our revenues to be composed of a similar mix of large and small advertiser clients in the immediate future.

Other information

The Company recently announced two significant changes to its management team. Rob Wrubel, who was initially brought on as Executive Vice President in June 2005 to oversee the sales and business development teams, was promoted to the position of President, overseeing all business operations. Rob has over 20 years of executive management experience including leadership roles at AskJeeves, Knowledge Adventure, and WholeBody. Tim Choate will continue as Chief Executive Officer.

The Company also announced that John Wade, its Chief Financial Officer, expressed his intention of leaving the company for personal reasons. John Wade has served as Aptimus' CFO since 1998. The company has initiated a search for Mr. Wade’s successor. Mr. Wade will continue in his current role until a qualified successor is identified and hired. In addition to the company’s own efforts to identify a strong candidate, the company is evaluating proposals from multiple executive recruiting firms and may hire a firm to help identify the best possible candidates.

RESULTS OF OPERATIONS

Revenues

We currently derive our revenues primarily from our advertising network activities, which include both lead generation activities through a network of publishers and e-mail mailings. Clients generally pay us on a performance or results basis, based on a cost per click, cost per lead, cost per acquisition, percentage of sales, or other results based approach.

(In thousands, except percentages)	2005	2004	Percentage Increase (Decrease)

Three months ended September 30,	$3,879	$4,441	(12.7)%
Nine months ended September 30,	$12,214	$9,223	32.4%

	Three months ending September 30,
(Page impressions in thousands)	2005	2004	Percentage Increase (Decrease)

Core placement CPM	$247.61	$410.06	(40)%
Core placement page impressions	12,014	7,009	71%
Percentage of revenue from core placements	76.7%	64.7%	18%
Other placement CPM	$15.06	$24.57	(39)%
Other placement page impressions	39,596	36,136	10%
Percentage of revenue from other placements	15.4%	20.0%	(23)%
Percentage of revenue from email and other programs	7.9%	15.3%	(48)%

The core CPM has declined compared to the same period of 2004 primarily as a result of both a decline in the percentage of high lead fee offers in our mix and a shift in our mix of publishers toward higher quality branded sites that prefer less intrusive user experiences. At the same time, the number of core impressions increased 71% over the comparable period of the prior year as a result of expanding our base of network publishers. The average core CPM will generally fluctuate from period to period depending on both the mix of client offers and the type of publisher placements running in the network at any given time. Although the page impressions have increased the CPM’s derived from those placements have decreased compared to the similar period in 2004, resulting in an overall revenue decrease from the comparable period of the prior year. Revenues in the current quarter increased by 13.5% from the quarter ended June 30, 2005. We expect core impression related revenue in future quarters to grow sequentially as we execute on our plan to expand our network with new publisher placements and client offers.

Revenue from email programs in the current quarter has decreased from the comparable quarter of 2004. The revenue from email programs has decreased as a result of a continued focus on the network component of the business and a corresponding reduced focus on email marketing due to, among other things, continued challenges with deliverability of marketing emails. As we continue to focus most of our efforts on expanding and enhancing our network business, we anticipate that network growth will continue and our email business will remain at roughly current levels or may decline.

Cost of revenue

Costs of revenues consist of fees owed to network distribution publishers and opt-in email list owners based on revenue generating activities created in conjunction with these publishers.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase (Decrease)

Three months ended September 30,	$1,986	51.2%	$2,064	46.5%	(3.8)%
Nine months ended September 30,	$5,488	44.9%	$4,056	44.0%	35.3%

Cost of revenues, on a year to date basis, has increased primarily as a result of the increase in overall total revenue. Cost of revenue in the quarter ended September 30, 2005 also increased as a percentage of revenue primarily as a result of increased publisher costs associated with fixed fee, or CPM based, publisher agreements. All of these publisher agreements have been renegotiated or terminated for the fourth quarter. Publisher fees are expected to normalize between 47% to 50% of revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of marketing and operations personnel costs, bad debts, and outside sales costs.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase

Three months ended September 30,	$1,016	26.2%	$664	15.0%	53.0%
Nine months ended September 30,	$2,476	20.3%	$1,623	17.6%	52.6%

The increase in sales and marketing expenses in the quarter ended September 30, 2005 as compared to the corresponding period in 2004 was primarily the result of increases in labor costs due to the hiring of additional employees, 47.6% of the increase, costs associated with the operations of Neighbornet, 30.0% of the increase, and costs of promoting the Aptimus® brand and the EasyJoinTM program, 28.8% of the increase. Offsetting these increases was a reduction in bad debts expense compared to the corresponding period of 2004, (17.4%). The Company expects that sales and marketing expenses will increase further in the fourth quarter of the year due to additional sales and business development hiring along with increased sales commissions on higher revenues.

Connectivity and Network Costs

Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs and personnel costs.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase (Decrease)

Three months ended September 30,	$186	4.8%	$214	4.8%	(13.1)%
Nine months ended September 30,	$606	5.0%	$603	6.5%	0.5%

Connectivity and network costs for the quarter ended September 30, 2005 were comparable to the same quarter of the 2004. Year to date connectivity and network costs as a percentage of revenue have decreased compared to the same period in the prior year as a result of the fixed nature of the expenses and the increases in revenues on a year to date basis. Connectivity and network costs for the remainder of 2005 are expected to be similar to amounts incurred in the current quarter.

Research and Development

Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our network and related systems.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase

Three months ended September 30,	$169	4.4%	$158	3.6%	7.0%
Nine months ended September 30,	$494	4.0%	$461	5.0%	7.2%

Research and development expense for the quarter ended September 30, 2005 were slightly higher than the comparable quarter of the 2004 as a result of increased labor costs. Labor costs where higher than in the prior year as the result of hiring an additional employee. Year to date research and development expense as a percentage of revenue have decreased compared to the same period in the prior year as a result of the fixed nature of the expenses and the increases in revenues on a year to date basis. Research and development expense for the remainder of 2005 is expected to be similar to amounts incurred in the current quarter.

General and Administrative

General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase

Three months ended September 30,	$492	12.7%	$399	9.0%	23.3%
Nine months ended September 30,	$1,508	12.3%	$1,128	12.2%	33.7%

The increase in general and administrative expense during the quarter and year to date period ended September 30, 2005 compared to the comparable period of the prior year was primarily due to increased accounting and audit fees. Accounting and audit fees have increased as a result of costs associated with Sarbanes-Oxley compliance. General and administrative expenses for the fourth quarter of 2005 are expected to be slightly higher than the third quarter of 2005 as a result of increased costs of Sarbanes Oxley compliance.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property and purchased email lists and customer relationships resulting from the acquisition of Neighbornet.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase

Three months ended September 30,	$101	2.6%	$49	1.1%	106.1%
Nine months ended September 30,	$251	2.1%	$198	2.1%	26.8%

Depreciation and amortization has increased compared to the comparable period of the prior year as a result of the acquisition of intangible assets related to Neighbornet operations and equipment purchases that have taken place during the current year. Depreciation and amortization is expected to be slightly higher in the remaining quarter of 2005 when compared to the third quarter of 2005 as a result of the continued purchase of additional computer hardware and software.

Interest Income

Interest income results from earnings on the Company's available cash reserves. Interest income totaled $81,000 in the quarter ended September 30, 2005 and $8,000 in the same quarter of 2004. The increase in interest income is primarily a result of interest earned on the proceeds from the sale of common stock in March 2005. Interest income in the fourth quarter is expected to be similar to amounts earned in the current quarter.

Income Taxes

No current or deferred federal income tax expense or benefit has been provided for any of the periods presented as we have incurred net tax losses from inception through the quarter ended September 30, 2005. Aptimus has provided full valuation allowances on the related net deferred tax assets because of the uncertainty regarding their realizability. As of September 30, 2005, approximately $65.7 million of net operating losses for federal income tax reporting purposes exist. We determined that a change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions, has occurred and may substantially limit the utilization of the net operating loss carry-forwards. The annual limitation imposed may result in the expiration of a significant portion of net operating losses before they can be utilized.

LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Net proceeds from the issuance of stock through September 30, 2005 totaled $73.2 million. As of September 30, 2005, we had approximately $10.3 million in cash and cash equivalents and short-term investments, providing working capital of $11.9 million. No off-balance sheet assets or liabilities existed at September 30, 2005.

Net cash provided by operating activities was $1.2 million and $87,000 in the nine months ended September 30, 2005 and 2004, respectively. Cash used in operation during the nine months ended September 30, 2005 and 2004 consisted of:

	Nine months ended September 30,
	2005	2004

Cash received from customers	$12,254	$7,297
Cash paid to employees and vendors	(11,258)	(7,197)
Interest received	160	17
Interest paid	—	(30)
Net cash used in operations	$1,156	$87

Net cash used in investing activities was $3.5 million and $219,000 in the nine months ended September 30, 2005 and 2004, respectively. In the nine months ended September 30, 2005, $345,000 was used for the purchase of additional computer hardware and software, $150,000 was used for the purchase of the intangible assets of Neighbornet and $9,000 was used related to file our trade name in the European Union. In the nine months ended September 30, 2004, $260,000 was used for the purchase of additional software, equipment and intangible assets. These purchases were offset by the receipt of $41,000 in proceeds related to the disposal of equipment.

Net cash provided by (used in) financing activities was $6.0 million and $(22,000) in the nine months ended September 30, 2005 and 2004, respectively. In the nine months ended September 30, 2005, net cash provided by financing activity resulted from $6.27 million in proceeds from the sale of common stock offset by $270,000 of costs related to issuing the common stock. In the nine months ended September 30, 2004, net cash used in financing activities resulted from $41,000 in principal payments made on capital leases and $110,000 of costs related to issuance of stock, offset by $129,000 in receipts for the Company's common stock resulting from the exercise of stock options and warrants.

We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. This is based on the cash generated by operations during the year to date and the year ended December 31, 2004. We currently anticipate spending an additional $50,000 to $150,000 on capital expenditures in 2005 in order to expand and improve our network infrastructure. Should our goal of maintaining positive cash flow not be met, we may need to raise additional capital to meet our long-term operating requirements.

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

The following table summarizes the contractual obligations and commercial commitments entered into by the Company as of September 30, 2005 (In Thousands):

	Payments Due by Period
		Three months ending December 31,	Year ending December 31,
Contractual Obligations	Total	2005	2006	2007	2008	2009

Operating leases (1)	$849	$58	$317	$324	$100	$50
Purchase obligations (2)	215	69	125	21	—	—
Total Contractual Cash Obligations	$1,064	$127	$442	$345	$100	$50

(1)	These commitments relate to the leasing of our offices in Seattle, San Francisco and Connecticut. We expect to fund these commitments with existing cash and cash flows from operations.

(2)	These commitments relate to connectivity, collocation, and maintenance contracts. We expect to fund these commitments with existing cash and cash flows from operations.

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

Revenue earned for response-based advertising through the Aptimus network is based on a fee per lead and is recognized when the lead information is delivered to and accepted by the client. Revenue earned for email mailings can be based on a fee per lead, a percentage of revenue earned from the mailing, or a cost per thousand emails delivered. Revenue from email mailings delivered on a cost per thousand basis is recognized when the email is delivered. Revenues from email mailings sent on a fee per lead or a percentage of revenue earned from the mailing basis are recognized when amounts are determinable, generally when the customer receives the leads.

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

Valuation Allowance for Deferred Tax Assets

SFAS 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. At September 30, 2005, our net deferred tax assets were $23.2 million. Currently, a valuation allowance equal to the balance of the deferred tax assets has been recorded. This valuation allowance has been recorded, as the ability of the Company to utilize the deferred tax assets has not been assessed as being more likely than not.

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

	As of September 30,
	2005	2004

Current	0%	0%
Past due 1-30 days	0%	0%
Past due 31-60 days	25%	25%
Past due 61-90 days	50%	50%
Past due greater than 90 days	100%	100%

Additional metrics related to the allowance for doubtful accounts are as follow:

	As of September 30,
	2005	2004

Reserve balance	$180,000	$120,000
% of overall AR reserved	6.2%	4.3%
Days sales outstanding	64	56

As of September 30, 2005 and 2004, reserves were based on applying the standard rates to the aging categories as no specific accounts were identified as needing to be reserved.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB revised SFAS No. 123(R) Share-Based Payment. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee stock purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This statement is effective as of the beginning of the first interim or annual reporting period that begins after January 1, 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. This statement will be implemented using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The impact of this statement on net income in periods beginning after January 1, 2006 is expected to be similar to the pro-forma disclosure amounts previously include in the financial statements.

Other recent pronouncements are not expected to have a material effect on the financial position or result of operations of Aptimus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s cash equivalents are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of September 30, 2005, however, the Company’s cash equivalents and short-term investments mature within five months. As of September 30, 2005, the Company believes the reported amounts of cash equivalents and short-term investments to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective. However, assessment continues and we will report the ultimate conclusions of that assessment in our Annual Report on Form 10-K for the year ending December 31, 2005.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(b) Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company.
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors.

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Certain outside service providers are aiding us in evaluating our internal controls in connection with our compliance with Sarbanes-Oxley Section 404. Section 404 requires that we include in our Annual Report on Form 10-K for the year ending December 31, 2005 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Moss Adams LLP, will also be required to attest to and report on management’s assessment. To prepare for compliance with Section 404 we have been in the process of evaluating and testing, and as necessary, taking remedial action on any issues relating to our internal controls over financial reporting. Our Section 404 assessment is in process.

As part of our assessment, we have recently determined that there exist strong indicators of material weaknesses in internal controls over financial reporting that require remediation, primarily due to our insufficient finance and accounting staffing levels. In addition, concerns over general computer controls may exist due to the limited time available to analyze, remediate, test and season the documented controls now in place. Our management must also demonstrate effective entity level controls in respect to the overall control environment. In the past, our management has focused on efficiency in implementing and effecting company-wide policies and procedures. If entity level controls are not uniformly and consistently observed, a material weakness may result.

Our procedures are ongoing, and we continue to asses our observations to determine which observations, if any, are deficiencies and whether any deficiencies constitute significant deficiencies or material weaknesses, either individually or in the aggregate. We are also actively implementing certain changes to our internal controls to remediate the identified potential deficiencies, including retaining outside experts to assist in certain reporting matters, hiring additional accounting and finance staff and continuing education of personnel. Management has discussed these matters with Moss Adams and our audit committee, and we are taking appropriate steps to remediate these items and otherwise to enhance the reliability of our internal controls over financial reporting. The timely outcome of all remediation efforts will be considered by management when assessing the effectiveness of our internal controls over financial reporting at the end of fiscal 2005.

Although we continue to take steps to remediate the deficiencies and control gaps identified to date, we will not be able to demonstrate that our controls are operating effectively until we and our independent registered public accounting firm conduct fiscal year-end processes and assessments of our internal control over financial reporting in connection with the December 31, 2005 annual measurement date. Our current efforts involve establishing new policies and procedures that take time to implement and ongoing efforts to monitor in order to ensure the remediated controls are operating as designed. We may have difficulty achieving our anticipated timing for the remediation efforts as a result of multiple factors, including new deficiencies in control processes we identify and potential employee turnover within our accounting and finance and other critical departments. If we are unsuccessful in completing our remediation efforts or we identify additional control deficiencies, we may determine that there were material weaknesses or significant deficiencies in our internal control over financial reporting as of December 31, 2005.

Other than as discussed above, during the quarter ended September 30, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

•

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTIMUS, INC.

Date: November 14, 2005	By:	/s/ John A. Wade
John A. Wade Chief Financial Officer, authorized officer and principal financial officer