Form 10-K
period 2005-12-31
APTIMUS INC
filed 2006-03-16
CIK 1087277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-K

________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission file number 000-27065

APTIMUS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1809146
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Spear Street
Suite 1115
San Francisco, CA 94105
(Address of principal executive offices)

Registrant's telephone number: (415) 896-2123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐ Accelerated filer ☒ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2005: $98,537,563.

The number of shares of the registrant's Common Stock outstanding as of February 28, 2006 was 6,528,163.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 9, 2006 are incorporated by reference into Part III.

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

PART I

Item 1: Business

Overview

Aptimus operates a results-based advertising network, distributing advertisements for direct marketing advertisers across a network of third-party web sites. Advertisers pay us only for the results that we deliver through one of four pricing models - (i) cost per click, (ii) cost per lead, (iii) cost per acquisition or (iv) cost per impression. We then share a portion of the amounts we bill to our advertiser clients with publishers on whose web properties we distribute the advertisements. In addition, we occasionally pay web site owners either a fixed fee for each completed user transaction or a fee for each impression of a placement served on the web site.

At the core of the Aptimus Network is a database configuration and software platform used in conjunction with a direct marketing approach for which we have filed a non-provisional business method patent application called Dynamic Revenue Optimization™ (DRO). DRO determines through computer-based logic, on a real-time basis, which advertisements in our system, using the yield of both response history and value, should be displayed for prominent promotion on each individual web site placement in our network. The outcome of this approach is that we generate superior user response and revenue potential for each specific web site placement and a targeted result for our advertiser clients.

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

Even with these advantages, direct marketers face challenges in realizing the full potential of the Internet as a marketing medium. With millions of web sites, only a fraction of which have significant audiences, it is difficult for marketers to decide where to spend their marketing budgets. Even leading brand name marketers who build their own web sites must find ways to attract a sizeable audience. In addition, financial hurdles presented by rapidly evolving technologies such as updating archaic computer and legacy data entry systems, may impede conventional direct marketers from successfully extending their activities to the Internet. Also, a number of new applications such as programs that block pop-up ads, as well as new business practices such as charging commercial emailers a fee for every email sent to an email account holder, have recently emerged and are becoming more widely used. Similarly, there is evolving popular dissatisfaction with some of the more intrusive methods of online advertising, such as pop-ups and unsolicited email. These technologies, together with evolving consumer sentiment, may diminish the value of placing online advertisements, particularly in the pop-up and email format, and discourage online advertising in general. Finally, federal and state laws have been implemented or are being implemented that would limit the use of email advertising and the collection of personal data that has previously been used to help target offers. For example, the Controlling The Assault of Non-Solicited Pornography and Marketing Act of 2003, popularly described as the CAN SPAM Act, has placed strict limitations on how and to whom commercial email solicitations can be delivered. As a result, the number of consumers to whom direct marketers can legitimately communicate by email has been significantly reduced.

In addition, efforts by ISPs and private networks to limit or restrict a material portion of our emails, our increasingly successful emphasis on the growth and development of our Network business, our focus on improving lead quality, the steadily shrinking revenue contribution both in real and relative terms from our email operations, and the unjustifiably significant demand on internal resources all contributed to our decision in December 2005 to indefinitely suspend all email operations, effective immediately.

The Aptimus Solution

We have developed an effective performance-based advertising network. The Aptimus Network generates orders for marketers by presenting their offers across a network of web site publishers that we believe encompass a broad demographic of users from sites focused on personal finance, electronics and technology, health and fitness to sites devoted to games and trivia, hobbies, news and online community. At the same time, the Aptimus Network provides incremental revenue benefits to its web site publishers, enabling revenue generation for its key formats, while saving the publisher the risk and cost of supporting additional internal advertising sales and engineering personnel. Our revenues per thousand page impressions or CPM, a standard measurement of value for Internet-based companies, for the year ended December 31, 2005 averaged $243.70 for our core placements within a transaction process and $17.96 for our other, non-transaction related placements. Moreover, our real-time data validation capabilities filter the data users input and reject orders with invalid data so that we only deliver orders to our advertising clients that our systems have prescreened for data quality. For the year ended December 31, 2005 and 2004, user leads from our top five largest website publishers accounted for 29.4% and 45.7% of our total revenues, respectively. Of the top five publishers in the year ended December 31, 2005, one accounted for 10.6% of revenues.

Marketers pay only for the results they achieve on a cost per click, cost per lead, percentage of revenue, cost per acquisition, or cost per impression basis, as well as combinations of those models. As a result, marketers can refine their offers and payment models to achieve their specific objectives.

The Aptimus Network is focused primarily on advertising placements at the points of various transactional activities on web sites where consumers are more active and, thus, more likely to respond to offers from marketers. Key formats include cross-marketing promotions at the point of registration, log-in, download or other transactional activities on web sites. Heading into 2006, the Aptimus Network is also incorporating other online advertising formats, including a growing focus on search, banner and RSS (real simple syndication) media, that are expanding the solutions Aptimus offers both its advertising clients and web site publishers alike.

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

Benefits to Publishers

We work closely with publishers to identify key areas of their web sites that have the most profit potential, and then dynamically serve targeted offers into those placements on an ongoing basis. With our recently expanded capability of incorporating search-based ad units, our DRO-optimized placements are now available to publishers with high non-US based traffic volumes. Publishers share in the results achieved, and we do all of the work to manage the placements, advertiser sales, order taking, data validation, optimization, billing, and so forth.

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

Grow Web Site Publisher Base

We intend to continue to grow our web site distribution network as our primary emphasis in 2006 and beyond now that we have an established technology platform and a growing base of advertiser clients with both continuing and campaign-based customer acquisition goals. We believe our Dynamic Revenue Optimization system enables us to generate higher revenues than through random placement of offers. Our main emphasis is to increase the number of web site publisher impressions throughout our network. Our key target distribution publishers are large web site properties with significant volumes of transactional activities such as registrations, log-ins, downloads, auction bids, and other processes where users are performing a transactional activity of some form. We are also seeking major brand distribution publishers in key vertical interest categories to continue to attract more and new types of major brand clients. These types of clients have products and services that appeal to a broad demographic market, have large advertising budgets, have historically relied on traditional print and electronic distribution channels to advertise and acquire new customers, and are interested in extending their customer acquisition efforts to direct, measurable online marketing programs.

Expand Client Base

We believe that we provide advertisers with a cost-effective alternative to traditional direct marketing and, as a result, we have a significant opportunity to increase the number of direct marketing clients we serve. In particular, we are seeing more national consumer brand companies seeking Internet-based direct marketing vehicles, and we plan to initiate new relationships and expand our existing relationships with these companies. We continue to focus our sales staff on broadening relationships with existing advertiser clients and acquiring new advertiser clients. We plan to continue to expand and refine the services we offer to our clients, including:

•	enhanced marketing programs,

•	new methods of presenting offers, and

•	expanded data-gathering and validation options.

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

Sales and Marketing

Client Base Development

We sell our solutions to advertiser clients primarily through a sales and marketing organization comprised of Aptimus employed sales staff based in San Francisco and New York. As part of our strategy to increase our client base, we have expanded our sales force and client account management teams in 2005 and will continue to do so on an as needed basis. In addition, we work extensively with advertising agencies, which often act as “offer aggregators” bringing multiple new clients and offers to us simultaneously. Relationships with key advertising agencies have enabled us to expand our base of clients and offers more rapidly, without having to expand our internal sales team as quickly or as much as might otherwise be required. We consider our relationships with the agencies we work with to be good. However, use of agencies also can mean that we are paid a lower fee for the leads we generate than if we were to source the offers directly from the advertisers. This is so because the advertisers pay an agency fee to the agencies, which is calculated as a percentage of the total fee payable for the leads we deliver, and which have the effect of reducing the fee we get paid by the sum the advertiser must pay the agency. In addition, use of an agency as an intermediary between the advertiser and us inhibits or prevents the development of direct personal relationships with the advertiser. In the absence of direct personal relationships the potential for account retention and expansion can be limited or eliminated entirely. Finally, our policy is to not sign contracts with agencies that prohibit or restrict our ability to contract directly with the advertisers we source through them or to contract with other agencies to source the same offers from the same advertisers as we source through the first agency. There are no agency contracts currently in place with such limitations. Going forward, we intend to place a greater emphasis on developing direct relationships with advertisers and their agencies of record in 2006 and beyond.

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

Operations and Technology

We have implemented a broad array of offer presentation, dynamic optimization, customer service, transaction processing and reporting systems using both proprietary and licensed technologies. The Aptimus Network resides on a proprietary platform that is flexible, reliable and scalable. The proprietary elements of our platform we have developed over the past five years include our database configurations, our data models and the software code we have written that retrieves, analyzes and assigns random values to user, offer and placement information, and distributes offers based on that analysis and random valuation. Together we term this combination of proprietary software code, data modeling and database architecture our offer rotation engine and the resulting process Dynamic Revenue Optimization. We believe that our system can support millions of consumers and large numbers of advertiser clients and web site distribution publishers. Our proprietary network has been developed using both data and process engineering approaches to ensure a comprehensive and reliable architecture. We have filed a non-provisional patent application with the US Patent and Trademark Office that covers our proprietary offer rotation engine as a whole as well as its various unique component parts. However, the proprietary elements of our platform will remain proprietary whether or not the US Patent and Trademark Office accepts our application and issues the requested business method patent. The Aptimus Network technology has been created with four foundation goals in mind:

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

Reliability: We have conducted millions of paid transactions, such as leads, and clicks, across our network of publisher sites with a negligible failure rate. All our data transfers are conducted according to industry-standard security protocols, including Secure Sockets Layer (SSL). In the past four years, we have never encountered an outage exceeding three hours. However, in the event of a longer-term outage in the future, our system is designed to cache incoming data, which can then be processed when our system functionality is restored.

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

Competition

While we believe that our Dynamic Revenue Optimization technology offers us a significant advantage over any potential competition in the transaction-based environments we prefer, we nonetheless face competition from other online advertising and direct marketing networks for client advertising budgets. Other online advertising networks and performance based marketing providers that advertisers might work with include ValueClick, Google, Q Interactive (f/k/a/CoolSavings), QuinStreet, aZoogle, Adteractive, aQuantive, Ask.com, Miva and Advertising.com. The online lead generation space saw increased competition in 2005, particularly in respect to “high value” ad inventory paying $10 or more per lead. It also saw heightened demand from advertisers, particularly those with high value lead inventory, for an increase in the “quality” of the leads delivered to them. In this respect, the advertisers’ quality demands included both accuracy in respect to the data itself - for example, valid email and postal addresses and telephone numbers - as well as the interest level of the user selecting the offer - for example, users who have affirmatively selected an offer as opposed to being forced by the process to select the offer. We expect these trends to continue in the future. In response to these challenges, Aptimus terminated several relationships with publishers whose site traffic the Company concluded was incompatible with the quality requirements of our advertisers. We also added several additional automated data validation processes that are both scalable and unique to Aptimus that the Company believes differentiates us favorably from the competition

We also compete indirectly for Internet advertising revenues in general with large Web publishers and Web portals, such as America Online, Microsoft Network, and Yahoo!, all of whom would also be strong distribution publishers for the Aptimus Network.

Seasonality

We are subject to seasonal and cyclical fluctuations from both the clients and publishers within our network. Web site publishers are less likely to integrate our network solution into their transaction-based processes during their busiest revenue periods. The fourth quarter of each year will typically be the busiest period for most of our targeted publishers. Some publishers also buy media to drive traffic to their sites. These media buys will often fluctuate with the season, resulting in higher traffic volumes during the publishers’ peak media buying activities. Additionally, on the client side of our network, many advertisers generally increase their customer acquisition efforts in the third quarter and early fourth quarter more than at any other time of the year. Other clients generally increase their expenditures on advertising in the third and fourth quarters of their fiscal year, which typically end either on December 31 or June 30 of each calendar year. Further, in the United States Internet user traffic typically subsides during the summer months. Expenditures by advertisers also tend to reflect overall economic conditions as well as individual budgeting and buying patterns of advertisers.

Significant Customers

For the years ended December 31, 2005, 2004 and 2003 our ten largest clients accounted for 50.0%, 63.9% and 61.7% of our revenues, respectively. For the year ended December 31, 2005 one client accounted for more than 10% of our revenues. This client, Adteractive accounted for 10.2% of our revenues in 2005. For the year ended December 31, 2004 two clients accounted for more than 10% of our revenues. These clients, Advertising.com and Quinstreet accounted for 20.2% and 12.3%, respectively, of our revenues in 2004. For the year ended December 31, 2003 two clients accounted for more than 10% of our revenues. These clients, Proctor & Gamble and Advertising.com accounted for 13.6% and 10.1%, respectively, of revenues during 2003.

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

Financial Information About Geographic Areas

For the years ended December 31, 2005, 2004, and 2003 revenues attributable to the United States have been $15.9 million, $14.0 million, and $4.6 million, or 100% in each year. For the past three fiscal years all long-lived assets of the Company have been located in the United States.

Employees

As of February 28, 2006, we had a total of 48 employees. The current employee mix includes 33 in sales and marketing, 9 in technology and development, and 6 in finance and administration. Unions represent none of our employees. We consider relations with our employees to be good.

Item 1A: Risk Factors

RISKS RELATED TO OUR BUSINESS

We generate substantially all of our revenue from advertising, and the reduction in spending by or loss of advertisers or publishers could materially reduce our revenues.

We derive substantially all of our revenues from fees paid by our advertiser clients for results-based advertisements displayed on our publishers’ web sites. Our advertiser clients and publishers can generally terminate their contracts with us at any time on thirty (30) days prior notice or less. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads and, ultimately, customers, or if we fail to deliver their advertisements in an appropriate and effective manner. Publishers will not renew their contracts with us if we fail to generate revenue from the advertisements we place on their sites. If we are unable to remain competitive and provide value to our advertisers and publishers, they may stop placing advertisements with us or allowing us to display advertisements on their web sites, which would adversely affect our revenues.

A limited number of advertisers accounted for a significant percentage of our revenues in 2005 and the loss of one or more of these advertisers could cause our revenues to decline.

For the year ended December 31, 2005, revenues from our two largest advertiser clients accounted for 18.2% of our total revenues. For the year ended December 31, 2005 our largest client, Adteractive, Inc., accounted for 10.2% of our total revenue. We anticipate that a limited number of clients collectively will continue to account for a significant portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with these clients include our performance on individual campaigns, the quality of the results we generate for these clients, and the relationships of our sales employees with client personnel. To the extent that our performance does not meet client expectations, or the reputation of our data quality or relationships with one or more major clients are impaired such that they reduce or eliminate use of our services, our revenues could decline significantly and our operating results could be adversely affected.

One of our clients, Prospective Direct, Inc., is an advertising network with whom we also compete for advertisers. We maintain short-term, renewable contracts that Prospective Direct, Inc. may at some point elect not to renew. In addition to the factors noted above, circumstances that may cause Prospective Direct, Inc. not to renew its contracts with us include a desire by Prospective Direct, Inc. not to contract directly with a competitor. If Prospective Direct, Inc. elects not to renew its contracts with us, our revenues could decline and our operating results could be adversely affected.

A limited number of publishers accounted for a significant percentage of our user leads in 2005 and the loss of one or more of these publishers could cause our revenues to decline.

For the year ended December 31, 2005, user leads from our five largest website publishers accounted for 29.4% of our total revenue, with the top two publishers accounting for 10.6% and 5.9% of revenues, respectively. We anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.  Key factors in maintaining our relationships with these distributors include the performance of our individual placements on their respective sites, the total revenues we generate for each of these publishers, and the relationships of our business development employees with publisher personnel. Of this group of publishers, all but one can terminate its contract with us at any time on thirty (30) days prior notice or less. The other publisher has a contract with an auto-renewing, one-year term. To the extent that our performance does not meet publisher expectations, or that the publishers source alternative, higher paying advertising placements from competitive third-party networks or directly from advertisers such that they reduce or eliminate use of our services, our lead volume and, in turn, our revenues could decline significantly and our operating results could be adversely affected.

We face intense and growing competition, which could result in price reductions, reduced operating margins and loss of market share.

The market for Internet advertising and related services is highly competitive. If we fail to compete effectively against other Internet advertising service companies, we could lose advertising clients or publishers and our revenues could decline. We expect competition to continue to increase because there are no significant barriers to entry. Our principal competitors include other on-line companies that provide advertisers with results-based advertising services, including advertising networks such as Google, aQuantive, Q Interactive (f/k/a CoolSavings), Advertising.com, QuinStreet and ValueClick. In addition, we compete with large interactive media companies with strong brand recognition, such as AOL, Microsoft and Yahoo!, that sell advertising inventory directly to advertisers. We also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers’ total advertising budgets.

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

In addition, current and potential clients and publishers have or may establish products and services that are competitive with ours, or that better serve their own internal needs or the needs of others. For example, a number of our competitors for advertisers, including, QuinStreet, Advertising.com and ValueClick, are also clients of ours. As a result, current clients and publishers may choose to terminate their contracts with us and potential clients and publishers may choose not to contract for our products and services or to contract with one of our competitors.

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

Our services are offered to advertisers using results-based pricing models. The market for results-based Internet advertising remains at a relatively early stage, and the viability and profitability of this market is unproven. If advertisers conclude that results-based marketing services are not profitable or fail to achieve their customer acquisition goals, the Internet advertising market could move away from these services, and our revenues could decline or stagnate.

We depend on interactive publishers for inventory to display our clients’ advertising, and any decline in the supply of advertising inventory available through our network could cause our revenues to decline.

Most of the web sites and search engines on whose pages, and before whose users, our advertising is displayed are not bound by long-term contracts that ensure us a consistent supply of advertising inventory. We generate a significant portion of our revenues from the advertising inventory provided by a limited number of publishers. In many instances, publishers can change the amount of inventory they make available to us at any time. In addition, publishers may place reasonable restrictions on our use of their advertising inventory. These restrictions may prohibit advertisements from specific advertisers or specific industries, or restrict the use of certain creative content or format. If a publisher decides not to make inventory available to us, or decides to increase the cost, or places significant restrictions on the use of such inventory, we may not be able to replace this with inventory from other publishers that satisfy our requirements in a timely and cost-effective manner. As a result, we may be unable to place advertisements in high value positions and advertisers may be dissuaded from using our services. In addition, we may find it necessary to pay a substantially larger fee to publishers to maintain advertising inventory. If this happens, our revenues could decline or our cost of acquiring inventory may increase.

We have a short operating history as an advertising network business and a relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risk of your investment.

We first derived revenue from our advertising network business in late 2000. However, our advertising revenues were not 100% attributable to our results-based advertising network model until the second quarter of 2002. We introduced our current technology platform on which our model is based in June of 2002. Furthermore, the balance between our network publisher and former email distribution channels changed significantly in the past years reflecting both the public’s negative perception of commercial email solicitation, as well as our concerted efforts to expand our network of web site publishers during this period. And we suspended indefinitely our email business in its entirety in the fourth quarter of 2005. As a result, we have relatively little operating history as a results-based advertising network business for you to evaluate in assessing our future prospects. Also, we derive substantially all of our revenues from online advertising, which is an immature industry that that continues to undergo rapid and dramatic change. You must consider our business and prospects in light of the risks and difficulties we will encounter with a relatively immature business model in a new and rapidly evolving market. As a result, management may need to devote substantial time and effort to refining our business model. Such efforts may distract it from other aspects of our business such as growing the publisher base or attracting more advertising clients. In addition, due to the changes in our business model, our historic financial statements provide very limited guidance as to the current structure of our business, particularly the financial statements predating the second half of 2002.

New technologies could block or filter our ads, which could reduce the effectiveness of our services and lead to a loss of customers.

Technologies may be developed that can block the display of our ads. We derive substantially all of our revenues from fees paid to us by advertisers in connection with the display of ads on web pages. Any ad-blocking technology could severely restrict the number for advertisements that we are able to place before consumers resulting in a reduction in the attractiveness of our services to advertisers. If advertisers determine that our services are not providing substantial value, we may suffer a loss of clients. As a result, ad-blocking technology could, in the future, substantially decrease the number of ads we place resulting in a decrease in our revenues.

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

We derive substantially all of our revenues from marketing services under short-term insertion order contracts with advertising clients and web site publishers, approximately 75% of which may be cancelled upon thirty (30) days or less notice. In addition, the client contracts generally do not contain penalty provisions for cancellation before the end of the contract term. The short contract terms in general reflect the limited timelines, budgets and customer acquisition goals of specific advertising campaigns and are consistent with industry practice. The non-renewal, re-negotiation, cancellation or deferral of large contracts or a number of contracts that in the aggregate account for a significant amount of revenues, could cause an immediate and significant decline in our revenues and harm our business.

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

Our business is subject to existing laws and regulations that have been applied to Internet communications, commerce and advertising. New laws and regulations may restrict specific Internet activities, and existing laws and regulations may be applied to Internet activities, either of which could increase our costs of doing business over the Internet and adversely affect the demand for our advertising services. In the United States, federal and state laws already apply or may be applied in the future to areas, including children’s privacy, copyrights, taxation, user privacy, search engines, Internet tracking technologies, direct marketing, data security, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods and services.

The European Union has adopted directives that may limit our ability to collect and use information regarding Internet users in Europe. The effectiveness of our Dynamic Revenue Optimization algorithm and database configuration could be limited by any regulation restricting the collection or use of information regarding Internet users. Furthermore, due to the global nature of the Internet, it is possible that although our transmissions originate in particular states, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Such legislation, if adopted, could hinder the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium.

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

We have a history of losses and we have an accumulated deficit of $59.6 million.

We incurred net losses of $17.9 million, or more than 9.5 times the amount of our revenues, for the year ended December 31, 2001, $5.5 million, or more than 1.9 times the amount of our revenues, for the year ended December 31, 2002, and $1.5 million, or one-third the amount of our revenues for the year ended December 31, 2003. As of December 31, 2005, our accumulated deficit was $59.6 million. Even though we have achieved profitability for the last two fiscal years, we may be unable to sustain profitability on a quarterly or annual basis in the future. In the three months ended December 31, 2005 we incurred net operating losses of $288,000. It is possible that our revenues will grow more slowly than we anticipate or that operating expenses will exceed our expectations.

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

Our operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate. For example, during the year ended December 31, 2005, the percentage of annual revenues attributable to the first, second, third and fourth quarters were 24.2%, 28.2%, 24.4% and 23.2%, respectively and for the year ended December 31, 2004, the percentage of annual revenues attributable to the first, second, third and fourth quarters were 12.9%, 21.3%, 31.7% and 34.1%, respectively.

Our limited operating history under our new business model also makes it difficult to ascertain the effects of seasonality and cyclicality on our business. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may affect our quarterly operating results include the following:

•	the addition of new clients or publishers or the loss of existing clients or publishers;

•	the addition of new services or the limitation or loss of existing services;

•	changes in demand and pricing for our services;

•	changes in the volume, cost and quality of publisher and email database inventory available to us;

•	the timing and amount of sales and marketing expenses incurred to attract new advertisers and publishers;

•	changes in our pricing policies, the pricing policies of our competitors or the pricing of Internet advertising generally;

•	changes in governmental regulation of the Internet itself or advertising on the Internet;

•	changes in the health of the overall economy;

•	timing differences at the end of each quarter between our payments to publishers and our collection of related revenues from advertisers; and

•	predicted or unpredicted costs related to operations and corporate activities.

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

Our future success depends to a significant extent on the efforts and abilities of our senior management and certain key employees. The loss of the services of any of these individuals could result in harm to key client or publisher relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. Circumstances that may lead to a loss of such individuals include his recruitment and hiring by an entity inside or outside the industry, his voluntary termination of employment to pursue alternative career or personal opportunities, and the illness or death of the individual or a member of his immediate family. We may be unable to attract, motivate and retain other key employees in the future. We have, in the past, and may in the future, experienced difficulty in hiring qualified personnel. We do not have employment agreements with any of our key personnel, nor do we have key-person insurance for any of our employees. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees and changes in accounting rules will adversely affect our earnings.

We have historically used stock options as a key component of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of who have been granted stock options, or attract additional highly qualified personnel. Recently granted outstanding employee stock options have exercise prices in excess of our current stock price. To the extent these circumstances continue or recur, our ability to retain present employees may be adversely affected. In addition, the Financial Accounting Standards Board has adopted changes to Generally Accepted Accounting Principles that will require an expense to be recorded for employee stock option grants and other equity incentives, as of January 1, 2006. And applicable Nasdaq stock exchange listing standards require stockholder approval of equity compensation plans, which will make amending current stock option plans to accommodate equity incentive arrangements with reduced expense potential more expensive, time consuming and, ultimately, uncertain. As a result, in addition to recording additional compensation expense, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

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

Also, the anticipated benefit of an acquisition may not materialize. Future acquisitions could result in the incurrence of debt or write-offs of goodwill. For example, our acquisition of XmarksTheSpot.com, Inc. in late 2000 was completed for $1.5 million in cash, the issuance of 349,202 shares of additional common stock, and the assumption of $300,000 in outstanding liabilities. The acquisition also caused the consumption of our Chief Executive Officer’s, Chief Financial Officer’s and General Counsel’s attention at a time of mounting external challenges for the company. Subsequently, during 2001, $1.7 million of intangible assets recorded related to this acquisition were written off.

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

The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. Factors affecting the stability of our stock price include the limited number of shares held by holders who are not deemed company “insiders” (i.e. executive management, directors and holders of in excess of 10% of the issued and outstanding shares of common stock), the limited trading volume of our common stock on the Nasdaq National Market, the limited size of the public market for our common stock, and speculative buying and selling of our common stock. In addition, as of December 31, 2005, our employees and outside directors held vested options to purchase a total of approximately 1.6 million shares of our common stock. Significant sales of our common stock by a significant number of our employees and directors as a result of option exercises, could adversely impact the price of our common stock. As a result, it may be difficult to sell shares of our common stock at a profit. Furthermore, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Litigation brought against us could result in substantial costs to us in defending against the lawsuit and a diversion of management’s attention that could result in higher expenses and lower revenue, which may, in turn, further diminish the value of your investment.

Our chief executive officer holds a substantial portion of our stock, which could limit your ability to influence the outcome of key transactions, including changes of control.

As of December 31, 2005, Mr. Choate beneficially owned approximately 20.1% of our issued and outstanding common stock. As a result, the ability of our other shareholders to influence matters requiring approval by our shareholders, including the election of directors and the approval of mergers or similar transactions, could be limited.

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

•
declaration of a dividend distribution of preferred share purchase rights and adoption of a Rights Plan in March 2002, which would discourage a change of control attempt without the approval of the Board of Directors; and

•
under change in control agreements between the company and each of Messrs. Choate, Wade, Davis, Nelson, Wrubel, Benz and Mayor in the event of a sale or merger of the company that results in the termination of the executive’s employment, the executive will receive a severance payment equal to six months of his base salary (Messrs. Benz and Mayor), eight months of his base salary (Messrs. Wrubel, Wade, Davis and Nelson) or one-year of his base salary (Mr. Choate). As of December 31, 2005, the aggregate total of such severance payments equals $856,333. In addition, 100% of the unvested portion of any stock options held by the individual executive at the time of his termination will automatically vest and become exercisable.

Chapter 23B.19 of the Washington Business Corporation Act imposes restrictions on transactions between corporations and significant shareholders unless such transactions are approved by a majority of the corporation’s board of directors prior to the time that such shareholders acquire 10% or more of the outstanding stock. In addition, under the terms of our stock option plan a change of control will trigger accelerated vesting of options unless the acquiring company assumes the options or grants comparable options. These factors may discourage, delay or prevent a change in control, which certain shareholders may favor.

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

If our users request products and services directly from our clients instead of requesting the product or service through us, our revenues may decline.

Our advertising clients and/or publishers may offer the same free, trial or promotional products or services on their own web sites that we offer via our advertising network. Users may choose to request products or services directly from our advertising clients and/or publishers instead of requesting the product or service through us. Our publisher agreements generally include a non-solicitation clause that prohibits our publishers from soliciting the business of our advertising clients directly while the publisher is under contract with us. However, our client agreements do not contain any restrictions on the client’s ability to solicit users directly or through other publishers or offer networks. If this happens, our revenues could decline or fail to grow and our profitability could be adversely affected.

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

The Internet, including the market for e-commerce and online advertising, direct marketing and promotion, is characterized by a rapidly evolving legal landscape. A variety of patents relating to the market have been recently issued. Other patent applications may be pending and yet other patent applications may be forthcoming. We have a pending non-provisional business method patent application before the United States Patent and Trademark Office and have made appropriate filings with certain foreign regulatory bodies preserving our patent rights in their jurisdictions, which we intend to prosecute. The patent application has been submitted to secure patent rights to our offer serving business method, which includes computer-driven, randomized offer rotation and implementation, consumer order collection, consumer order processing and lead generation. We intend to vigorously prosecute the patent application process, which may entail substantial expense and management attention.

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

We may face litigation and liability for information displayed on our network or that was formerly delivered in an email.

We may be subjected to claims for defamation, negligence, copyright or trademark infringement and various other claims relating to the nature and content of materials we publish on our offer distribution network or distribute by email. These types of claims have been brought, sometimes successfully, against online services in the past. We could also face claims based on the content that is accessible from our network through links to other web sites. In addition, we may be subject to litigation based on laws and regulations concerning commercial email resulting from our discontinued email business. Any litigation arising from these claims would likely result in substantial costs and diversion of resources and management attention, and an unsuccessful defense to one or more such claims could result in material damages and/or injunctive or other equitable relief. We have no insurance coverage for these types of claims.

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

In the event that we suffer a catastrophic data loss, our ability to effectively utilize the Dynamic Revenue Optimization system and provide our advertising clients user information would be compromised resulting in decreased revenue.

Our Dynamic Revenue Optimization system relies on historical data regarding consumer response to offers to adjust placement of ads in an attempt to maximize revenue generated. In the event that we suffer a catastrophic loss of data due to a failure of storage devices, or otherwise, the effectiveness of the Dynamic Revenue Optimization system would be substantially reduced until we are able to recapture the lost data. In addition, if we lose consumer data prior to providing it to advertising clients, we will be unable to collect fees with respect to such lost leads. Any such event would result in an interruption in our activities and a loss of revenue.

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

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. The adoption of such laws could create uncertainty in use of the Internet and reduce the demand for our services, or impair our ability to provide our services to clients. Congress has enacted legislation regarding children’s privacy on the Internet. In addition, the federal Control the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN SPAM Act”), which regulates commercial email practices in the United States, was signed into law in December 2003. Additional laws and regulations may be proposed or adopted with respect to the Internet covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Passage of the CAN SPAM Act, which preempts state laws regulating commercial email, certainly has eliminated some uncertainty in respect to our discontinued commercial email practices caused by the various, often conflicting state laws. The Act’s effect on our future business will be limited in scope and more likely positive than negative to the extent it makes our network business more attractive to advertisers and publishers alike, but it may still impact any legacy claims arising from our former email business. The passage of legislation regarding user privacy or direct marketing on the Internet may reduce demand for our services or limit our ability to provide customer information to marketers. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. For example, the European Union has adopted a directive addressing data privacy that may result in limits on the collection and use of consumer information. The adoption of consumer protection laws that apply to online marketing could create uncertainty in Internet usage and reduce the demand for our services, or impair our ability to provide those services to clients.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2: Properties

We currently occupy 4,200 square feet in a leased facility in Seattle, Washington, 7,653 square feet in a leased facility in San Francisco, California and 1,200 square feet in a leased facility in Danbury, Connecticut. The current lease in Seattle expires in May 2009, the current lease in San Francisco expires in December 2007 and the current lease in Danbury, Connecticut expires in July 2006. The leased facilities are adequate for our current needs.

Item 3: Legal Proceedings

We are not engaged in any material litigation at this time.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2005.

PART II

Item 5: Market For Our Common Equity And Related Stockholder Matters

Price Range of Common Stock

Our Common Stock was quoted on the Nasdaq National Market under the symbol “FSHP” from our initial public offering on September 27, 1999 through October 23, 2000. From October 24, 2000 through September 30, 2002, the Common Stock was quoted on the Nasdaq National Market under the symbol “APTM.” From October 1, 2002 to March 6, 2003, the Common Stock was quoted on the Nasdaq Small-Cap Market under the symbol “APTM.” From March 7, 2003 through March 16, 2005, the Common Stock was traded on the OTCBB under the symbol “APTM.” As of March 17, 2005, the Common Stock has traded on the Nasdaq National Market under the symbol “APTM.” Prior to September 27, 1999, there was no public market for our common stock. The following table shows the high and low closing sale prices for our common stock as reported on the Nasdaq National Market, the Nasdaq Small-Cap Market and the OTCBB for the periods indicated:

	High	Low
Year Ended December 31, 2004
First quarter	$5.88	$4.00
Second quarter	$7.50	$5.30
Third quarter	$17.68	$5.50
Fourth quarter	$27.45	$16.76

Year Ended December 31, 2005
First quarter	$27.00	$16.90
Second quarter	$22.24	$12.96
Third quarter	$20.79	$12.30
Fourth quarter	$14.09	$6.15

As of March 7, 2006, there were approximately 211 holders of record of the Common Stock and 6,528,163 shares of the Common Stock outstanding. The number of holders of record is calculated excluding individual participants in securities positions listings. The closing price of our shares on March 7, 2006, was $4.96.

We have never paid cash dividends on the Common Stock and do not intend to pay cash dividends on the Common Stock in the foreseeable future. Our board of directors intends to retain any earnings to provide funds for the operation and expansion of our business.

Recent Sales of Unregistered Securities

In November 2005 41,673 unregistered shares of Common Stock were issued pursuant to the exercise of warrants to purchase shares of common stock for $0.50 per shares, issued in July 2003. The shares were issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act for sales to accredited investors, as that term is defined in Rule 501(a) of Regulation D.

Item 6: Selected Financial Data

The following selected financial data are qualified in their entirety by reference to, and you should read them in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. The statement of operations data presented below for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, and the selected balance sheet data at December 31, 2001, 2002, 2003, 2004 and 2005, are derived from Aptimus’ consolidated financial statements that have been audited by Moss Adams LLP, independent registered public accounting firm.

	Aptimus, Inc.
	Year Ended December 31,
	2005	2004	2003	2002	2001

Statement of Operations Data:
Revenues	$15,894	$13,993	$4,571	$2,915	$1,874
Operating expenses:
Cost of revenues	7,316	6,262	1,436	1,013	321
Sales and marketing	3,598	2,316	1,288	1,974	6,210
Connectivity and network costs	865	812	1,023	1,312	1,784
Research and development	658	615	527	559	1,640
General and administrative	2,004	1,564	1,423	1,695	2,757
Depreciation and amortization	356	255	315	1,305	2,268
Lease renegotiation costs and abandonment of leasehold improvements	—	—	—	478	—
Loss (gain) on disposal or impairment of long-term assets	95	1	37	105	142
Restructuring costs	—	—	—	—	4,998
Total operating expenses	14,892	11,825	6,049	8,441	20,120
Operating income (loss)	1,002	2,168	(1,478)	(5,526)	(18,246)
Interest expense	—	35	41	24	155
Interest income	261	33	8	46	720
Gain on warrant liability	89	—	—	—	—
Impairment of long-term investment	—	40	—	—	197
Net income (loss)	$1,352	$2,126	$(1,511)	$(5,504)	$(17,878)
Earnings (loss) per share:
Basic	$0.21	$0.38	$(0.35)	$(1.35)	$(1.44)
Diluted	$0.18	$0.30	$(0.35)	$(1.35)	$(1.44)
Weighted average shares outstanding:
Basic	6,351	5,630	4,333	4,073	12,400
Diluted	7,578	7,182	4,333	4,073	12,400

	As of December 31,
	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash and cash equivalents	$4,349	$3,610	$2,368	$667	$3,651
Working capital (deficiency)	11,737	4,591	2,457	698	4,387
Total assets	13,827	7,206	3,975	1,941	7,510
Current Liabilities	1,341	2,006	996	709	798
Long-term obligations, less current portion	—	—	267	—	68
Total shareholders’ equity	12,486	5,200	2,712	1,232	6,644

Item 7: Management’s Discussion And Analysis Of Financial Conditions And Results Of Operations

Overview

We are a results-based advertising network that distributes advertisements for direct marketing advertisers across a network of third-party web sites. For advertisers, the Aptimus Network offers an Internet-based distribution channel to present their advertisements to users on web sites. Advertisers pay us only for the results that we deliver. We then share a portion of the amounts we bill our advertiser clients with the third-party web site owners or “publishers” on whose web properties we distribute the advertisements.

At the core of the Aptimus Network is a database configuration and software platform and direct marketing approach for which we have filed a non-provisional business method patent application called Dynamic Revenue Optimization™. This system is designed to determine the advertisements in our system for promotion on each individual web site that the system estimates may generate the greatest user response and revenue potential for that specific web site. This estimation is made using computer-based logic on a real-time basis incorporating response history and value of the advertisements in our system. The purpose of the system is to enhance results for our advertiser clients by presenting the offers in our database that are more likely to be of interest to specific customers, which enhancing revenues for our publishers and us.

Our primary offer presentation format includes cross-marketing promotions at the point of registration or other transactional activity on web sites. We believe that users are more inclined to respond to our clients’ advertisements in an environment where they are engaged in some form of transaction, the logic being a consumer is more likely to take the additional action of responding to an ad when he or she is in a transaction frame of mind. We thus strive to have our offers displayed in environments on our publishers’ web sites where consumers are taking some form of action. Actions can include when a user registers to be included in a web site community or to receive a newsletter, when a user logs in to a site where he or she is already registered, when a user downloads a software program or other product, and when a user completes an online survey. In identifying potential publisher sites to include in our network, a key consideration for us is the number of registrations, log ins, downloads or other form of user transactions taking place on the site. The more user transactions, the more desirable that publisher is for inclusion in our network.

Over the past three years, a key focus of ours has been expanding the number of publishers in our network. To this end, we have added six employees to our business development team since early December 2003, whose job is to focus exclusively on adding new publishers to our network and expanding our relationships with current publishers. In 2005, we hired two senior-level employees to head the business development team and expect to continue hiring business development personnel in the future as necessary. Our lead volumes remain concentrated among a limited number of top performing publishers. While our goal is to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.

In late 2005, we indefinitely suspended our email operations, which had been in decline in recent years. While this business was historically high margin and contributed nearly 9% and 18% of the company’s revenues in 2005 and 2004, respectively, increasing resistance from ISPs and resulting deliverability challenges made growth and stability in this area uncertain. Marketplace trends also indicated further challenges ahead for the email business as a whole. We thus elected to suspend our email marketing activities indefinitely to focus on more stable and predictable network-based offer distribution solutions that we believe best serve our clients’ needs.

Our most effective placement on publishers’ websites is at the point of a transaction where we host an offer page that is included as an intermediate step in the user-initiated transaction process. We define a transaction as a registration, download or other active participation point on a publisher website. We consider these transaction-oriented web site placements our core placements, and they are thus the focus of our model and are referred to in this Financial Report as our “core placements”. Our offers also appear in other formats where we either do not host the offer page or the page that we do host is not included as an intermediate step in a transaction process. These other formats, which are collectively referred to in this Financial Report as “other placements”, include pop-ups and pop-unders, log-ins, thank you pages, and non-hosted pages with unrelated editorial and advertising content. They do not include banners, skyscrapers and other, similar ad units, which to date we have elected not to support with our Dynamic Revenue Optimization system. The overall performance of these other placements has been widely variable historically, yet the supply of impressions in these other formats on a publisher’s site can be substantial.

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

In 2005, we initiated a focused drive to improve lead quality and customer conversion for our advertising clients. To this end, we terminated relationships with publishers with lower quality traffic and added or enhanced a number of automated data validation processes that screen in real time the lead data a user submits before that lead is passed on to our advertisers. We also directed considerable energy in the year toward building distribution relationships with name brand and high quality web sites. Going forward, to support enhanced lead quality and attract new and larger advertisers and budgets, Aptimus will continue to expand our technology and validation capabilities, add innovative product solutions, as well as develop focused marketing strategies around specific targeted verticals such as our newly updated www.euniversitydegree.com education site. We will also continue pursuing distribution relationships with name brand and high quality publishers. Finally, we plan to hire seasoned sales professionals and support staff to target the primary education, finance, technology and other industry verticals.

In March 2005, the Company completed a $6 million private placement investment with seven accredited investors. The Company sold the accredited investors 351,083 shares of unregistered Aptimus, Inc. common stock at a price of $17.09 per share. In connection with this sale warrants for an additional 70,216 shares of common stock at a strike price of $20.22 were also issued to the investors and warrants for an additional 21,065 shares of common stock at a strike price of $18.15 were also issued to an entity who acted as a financial advisor in the transactions. On April 28, 2005 we filed a registration statement on Form S-3 to register these shares. The SEC declared the registration statement effective on May 13, 2005.

In March 2005, shares of our common stock were re-listed on the Nasdaq National Market Exchange under the symbol APTM.

On March 9, 2006, the Company’s board of directors repriced the strike price of certain option grants issued to certain employees and directors in 2005, including Rob Wrubel, Director and President, Bob Bejan, Director, senior members of the Company’s sales and business development groups, and other employees. The original strike price of the grants that were affected by the repricing ranged from $14.45 to $17.50. The new strike price is $7.00. A total of 38 individuals representing 360,775 option shares were affected by the repricing. In addition, the board of directors authorized the grant of 70,000 option shares to Mr. Wrubel, and the grant an additional 65,000 to certain other senior members of the Company’s sales and business development groups. Each of these grants has a strike price of $4.58 and vest over a four-year period from the date of grant. We are still in the process of evaluating the impact of the repricing and option grants on the quarter ended March 31, 2006 and future periods. However, the impact is expected to be material.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. We derive our revenues primarily from response-based advertising contracts. Leads are obtained through promoting our clients’ offers across our Aptimus Network of web site publishers and opt-in email lists. Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force Issue Number 99-19 (EITF 99-19). Fees paid to network publishers and, formerly, opt-in email list owners related to these revenues are shown as Cost of revenues on the Statement of Operations.

Revenue (In thousands, except percentages)	2005	2004	Percentage Increase
Year ended December 31,	$15,894	$13,993	13.6%

	Year Ended December 31,
Revenue Per Thousand Impression (CPM) (In thousands, except percentages and CPM data)	2005	2004	Percentage Increase (Decrease)
Core placement CPM	$243.70	$377.02	(35.4)%
Core placement page impressions	47,367	23,373	102.7%
Other placement CPM	$17.96	$20.24	(11.3)%
Other placement page impressions	162,561	133,737	21.6%

The increase in revenue is primarily due to expansion of our Aptimus Network, including the addition of new web site distribution publishers thereby increasing our page impressions and corresponding user transactions, and the expansion of our advertiser client base. A primary focus for the company in 2005 was to continue expanding the number of publishers in our Network, thereby increasing the number of placements, both core and other, and corresponding page impressions. Offsetting the increase in website distribution publishers revenues was a reduction in the revenue derived from email activity for the year ended December 31, 2005. Email revenues decreased to $1.4, or 9% of total revenue, from $2.5 million, or 18% of total revenue, in 2004. This decrease both in total and as a percentage of overall revenue is primarily a result of growing resistance from ISPs and resulting deliverability challenges that made growth and stability in email uncertain. As discussed in the overview section in December of 2005 we indefinitely suspended our email channel as a vehicle for generating leads so that we could focus all of our attention and efforts on expansion of our network of website publishers.

For the year ended December 31, 2005, our average revenue per thousand impressions (CPM) for our core placements decreased to $244 per thousand impressions compared to $377 for the comparable period in 2004. Our average revenue per thousand impressions for our other placements for the year ended December 31, 2005 decreased to $18 from $20 for the comparable period of 2004. The decrease in CPM rates for both our core and other placements resulted from our significant efforts in the current year to increase the back-end conversion, or quality from an advertiser perspective, of the leads being delivered to our clients. A primary change we made to effect client back end conversion quality was that during the second half of 2005 we ended multiple existing publisher relationships. We identified the sites in our network that had high impression volume yet had a user experience that involved a more promotion-oriented approach that, for our clients, delivered a lower quality user profile that failed to achieve back end conversion levels consistent with client expectations. We then looked to build the majority of our publisher network with impressions from non-promotional oriented sites that will yield a better lead for our clients. The number of page impressions for core placements and other placements for the year ending December 31, 2005 increased to 47.4 million and 162.6 million, respectively, compared to 23.4 million and 133.7 million, respectively, for the comparable period in 2004. The increase in page impressions was the result of adding more publishers to the Aptimus Network and adding additional placements within existing publisher websites. We expect the average revenue per thousand impressions of both our core and other placements to be consistent with their respective current levels over the long term while they each might fluctuate quarter-to-quarter depending on the mix of publishers added to our network and the specific placements within those publishers as well as the mix and relative values of our offer inventory.

Our plan remains to continue our efforts to expand our network with new distribution publishers, client offers and product types and placements. We expect that these efforts will result in the continued growth in our revenues.

Cost of revenues. Cost of revenues consists of fees to web site publishers and email list owners participating in our network.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Year Ended December 31,	$7,316	46.0%	6,262	44.8%	16.8%

Cost of revenues has increased primarily as a result of the increase in total revenue. Cost of revenues have also increased on a percentage of revenue basis, as a result of the growth in web site network revenues compared to email based revenues. The effective rate at which we share revenues for email-based revenue is lower than that of website network based revenues. So, as email revenues declined year over year, the percentage of revenue paid to our publishers increased. During 2005, we also experimented with paying network publishers on a cost per thousand impressions basis, which has contributed to the increase in costs as a percentage of revenue for the year. Cost of revenues for 2006 is expected to increase further as a percentage of revenues and is expected to normalize at around 50% of revenues.

Sales and Marketing. Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Year Ended December 31,	$3,598	22.6%	$2,316	16.6%	55.4%

The increase in sales and marketing expenses was a result of the hiring of additional personnel, costs of trade shows and their related marketing and travel expenses and outside services related to the operation of our email division, Neighbornet. These items accounted for 52.1%, 22.9% and 5.6% of the increase in expense, respectively. During 2005, the number of sales and marketing employees increased by 13 people. Also in 2005, we hosted a booth at three of the major direct marketing trade shows. We did not have a booth at any trade shows in 2004. Going forward, sales and marketing costs are expected to increase as additional employees are hired and new employee stock option expense rules take effect. However, sales and marketing expense is not expected to increase as a percentage of revenues.

Connectivity and Network Costs. Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include Internet connection charges, hosting facility costs, email delivery costs and personnel costs.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Year Ended December 31,	$865	5.4%	$812	5.8%	6.5%

This increase was primarily the result of additional fees paid to outside vendors related to our quality initiative that has resulted in the addition of several new types of lead validations such as full lead confirm and call confirm validations. Data verification costs are unique to each specific offer in our network and will vary from month to month depending on the number of offers requiring this service. Connectivity and network costs for 2006 are expected to increase slightly as additional costs are incurred for data validation, annual pay increases and also as a result of the expensing of employee stock options.

Research and Development. Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Year Ended December 31,	$658	4.1%	$615	4.4%	7.0%

This increase in research and development expense was primarily due to increases in labor costs. The increase in labor costs was due to the hiring of an additional developer in the first quarter of 2005. Research and development expense for 2006 is expected to be slightly higher than levels in 2005 as a result of annual pay increases and also as a result of the expensing of employee stock options.

General and Administrative. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Year Ended December 31,	$2,004	12.6%	$1,564	11.2%	28.1%

The majority, 98.9%, of the increase in general and administrative expense was due to increases in outside services related to compliance with Sarbanes Oxley and increases in audit fees. Total general and administrative expenses for 2006 are expected to be somewhat lower than 2005 as the Company has now completed its first internal controls assessment and the remediation work discussed in Item 9A of this annual report.

Depreciation and Amortization. Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property and purchased email lists.

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Year Ended December 31,	$356	2.2%	$255	1.8%	39.6%

Depreciation and amortization expense increased in 2005 as additional computer equipment and software was purchased. We anticipate depreciation and amortization expense in 2006 to continue to increase slightly as compared to 2005 as the company plans on spending approximately $600,000 on improvements and upgrades to its computer hardware and software.

Loss (gain) on disposal of long-term assets. Loss (gain) on disposal of long-term assets primarily consists of an impairment charge taken on the Neighbornet assets that were acquired in May 2005. No material gains or losses are expected in 2006.

Interest Expense. There is no interest expense in the current year, as the Company had no amounts outstanding under capital equipment leases or other debt instruments. Interest expense is expected to be zero in 2006 as well.

Interest Income. Interest income results from earnings on our available cash reserves. Interest income totaled $261,000 in the year ended December 31, 2005 and $33,000 in 2004. The increase in interest income is primarily a result of our improved cash position resulting from the proceeds from the sale of common stock in March 2005 and the positive cash flow generated by operations during the 2005. Interest income is expected to increase slightly in 2006 as the Company’s cash position is expected to continue to improve and interest rates are expected to continue to increase.

Income Taxes. No provision for federal income taxes has been recorded for any of the periods presented due to taxable losses incurred in those years. The Company has provided full valuation allowances on the related net deferred tax assets because of the uncertainty regarding their realizability. As of December 31, 2005, approximately $65.9 million of net operating losses remain for federal income tax reporting purposes. We have determined that a change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions, has occurred and may substantially limit the utilization of the net operating loss carry-forwards. The annual limitation may result in the expiration of $46.4 million in net operating losses before utilization.

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

Revenue (In thousands, except percentages)	2004	2003	Percentage Increase
Year ended December 31,	$13,993	$4,571	206.1%

	Year Ended December 31,
Revenue Per Thousand Impression (CPM) (In thousands, except percentages and CPM data)	2004	2003	Percentage Increase
Core placement CPM	$377.02	$266.06	41.7%
Core placement page impressions	23,373	3,172	636.9%
Other placement CPM	$20.24	$14.08	43.8%
Other placement page impressions	133,737	117,000	14.5%

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

Cost of revenues. Cost of revenues consists of fees to web site publishers and email list owners participating in our network.

(In thousands, except percentages)	2004	% of revenue	2003	% of revenue	Percentage Inc. (Dec.)
Year Ended December 31,	$6,262	44.8%	$1,436	31.4%	336.1%

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

Sales and Marketing. Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs.

(In thousands, except percentages)	2004	% of revenue	2003	% of revenue	Percentage Increase
Year Ended December 31,	$2,316	16.6%	$1,288	28.2%	79.8%

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

(In thousands, except percentages)	2004	% of revenue	2003	% of revenue	Percentage Decrease
Year Ended December 31,	$812	5.8%	$1,023	22.4%	(20.6)%

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

(In thousands, except percentages)	2004	% of revenue	2003	% of revenue	Percentage Increase
Year Ended December 31,	$615	4.4%	$527	11.5%	16.7%

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

(In thousands, except percentages)	2004	% of revenue	2003	% of revenue	Percentage Increase
Year Ended December 31,	$1,564	11.2%	$1,423	31.1%	9.9%

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

(In thousands, except percentages)	2004	% of revenue	2003	% of revenue	Percentage Decrease
Year Ended December 31,	$255	1.8%	$315	6.9%	(19.0)%

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

Liquidity and Capital Resources

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Net proceeds from the issuance of stock through December 31, 2005, totaled $73.2 million. As of December 31, 2005, we had approximately $10.4 million in cash, cash equivalents and short-term investments, providing working capital of $11.7 million. Other than the deferred tax asset, as described more fully below, no off-balance sheet assets or liabilities existed at December 31, 2005.

Net cash provided by operating activities was $1.3 million during the year ended December 31, 2005. Net cash provided by operating activities was $1.6 million during the year ended December 31, 2004. Cash provided by (used in) operating activities consisted of:

	Years ended December 31,
	2005	2004
Cash received from customers	$15,934	$11,928
Cash paid to employees and vendors	(14,791)	(10,297)
Interest received	195	32
Interest paid	—	(30)
Net cash provided by (used in) operations	$1,338	$1,633

Net cash used in investing activities was $6.6 million and $382,000 in the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, $438,000 was used to acquire fixed assets, $150,000 was used to acquire the assets of Neighbornet, $9,000 was used to acquire intangible assets, and $6,025,000 was used to acquire short-term investments. For the year ended December 31, 2004 $415,000 was used to acquire fixed assets, $8,000 was used to acquire intangible assets, and $41,000 was provided by proceeds from disposal of fixed assets.

Net cash provided by (used in) financing activities was $6.0 million and $(9,000) for the years ended December 31, 2005 and 2004, respectively. Net cash provided by financing activities during the year ended December 31, 2005 resulted from the sale of $6.0 million from the sale of stock in a private placement in March of 2005 and $287,000 from the issuance of stock in connection with the exercise of options, warrants and the employee stock purchase plan. These sources of cash were offset by the payment of $267,000 of costs related to the March 2005 private placement. Net cash used in financing activities during the year ended December 31, 2004 resulted from $101,000 in principal payments made on capital leases and $168,000 in payments made related to the registration of shares offset by $260,000 in proceeds from option and warrant exercises.

We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. This is based on the cash generated by operations during the year ended December 31, 2005 and 2004. We currently anticipate spending $500,000 to $600,000 on capital expenditures in 2006 in order to expand and improve our network infrastructure. Should our goal of maintaining positive cash flow not be met, we may need to raise additional capital to meet our long-term operating requirements.

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

The following table summarizes the contractual obligations and commercial commitments entered into by the Company, in thousands.

		Payments Due by Period
		Year ending December 31,
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases (1)	785	314	421	50	—
Operating agreements (2)	104	83	21	—	—
Total Contractual Obligations	$889	$397	$442	$50	$—

(1) These commitments relate to the leasing of our offices in Seattle and San Francisco. We expect to fund these commitments with existing cash and cash flows from operations.

(2) These commitments relate to connectivity and collocation contracts. We expect to fund these commitments with existing cash and cash flows from operations.

Off-Balance Sheet Arrangements

No off-balance sheet arrangements existed as of December 31, 2005.

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

Revenue Recognition

The Company currently derives revenue from providing response-based advertising programs through a network of web site distribution publishers.

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

Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force Issue Number 99-19 (EITF 99-19). Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Publisher fees on the Statement of Operations. Aptimus shares a portion of the amounts it bills its advertiser clients with the third-party web site owners or “publishers” and email list owners on whose web properties and email lists Aptimus distributes the advertisements. While this “revenue share” approach is Aptimus’ primary payment model, it will as a rare alternative pay web site owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the web site. Email based campaigns that are sent to Company owned lists do not have publisher fees associated with them. Going forward, due to the indefinite suspension of our email business, we do not expect to generate or, consequently, share any email-related revenues.

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

Valuation Allowance for Deferred Tax Assets

SFAS 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. At December 31, 2005, our net deferred tax assets are $23.1 million. Currently a valuation allowance equal to the balance of the deferred tax assets has been recorded. This valuation allowance has been recorded, as the ability of the Company to utilize the deferred tax assets has not been assessed as being more likely than not.

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

	As of December 31,
	2005	2004	2003
Current	0%	0%	0%
Past due 1-30 days	0%	0%	0%
Past due 31-60 days	25%	25%	25%
Past due 61-90 days	50%	50%	50%
Past due greater than 90 days	100%	100%	100%

Additional metrics related to the allowance for doubtful accounts are as follow:

	As of December 31,
	2005	2004	2003
Reserve balance	$223,000	$100,000	$61,000
% Of overall AR reserved	8.2%	3.4%	6.2%
Days sales outstanding (1)	62	55	64

(1) Days sales outstanding is calculated by dividing net accounts receivable by revenue for the preceding quarter divided by the number of days in the preceding quarter.

As of December 31, 2005, $64,000 of the reserve related to specifically identified accounts that are expected be uncollectible. As of December 31, 2004, and 2003, reserves were based on applying the standard rates to the aging categories as no specific accounts were identified as needing to be reserved.

Over the past three years accounts receivable has increased and the allowance for doubtful accounts has remained relatively consistent. This trend results from the recovery of the economic downturn that occurred in 2001. As a result of the economic downturn in 2001, a large number of companies went out of business or filed for bankruptcy protection during 2001 and 2002. As a consequence of these events, the collectibility of our accounts receivable was reduced and we recorded additional reserves to properly value accounts receivable. All of the accounts from this time period were written off or collected by the third quarter of 2003. As these problem accounts were addressed and written off or collected the reserve declined as a percentage of total accounts receivable. We do not expect to see this trend continue but rather expect our overall reserve balance will stabilize around the 4-7% range as the economy stabilizes. Prior to this challenging time, reserves were historically in the range of 7-10% of accounts receivable. As a result of our focus on credit and collections we believe the 4-7% range is a more accurate expectation of reserve balances, although they could be reduced further or increase again should future information indicate a need to do so. As of December 31, 2005, the reserve balance is higher than the expected range as a result of several accounts that have been identified as uncollectible that have not been written-off as December 31, 2005.

Days sales outstanding has remained relatively consistent between 55-64 days over the three years ended December 31, 2005.

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

RECENT ACCOUNTING PRONOUNCMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee stock purchase plans (ESPP) will result in recognition of compensation cost if certain conditions are not met. As currently structured the Company’s ESPP plan will not meet those conditions and compensation will be recognized. This statement is effective as of the beginning of the first interim or annual reporting period that begins after January 1, 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123® to the beginning of the fiscal year that includes the effective date is permitted, but not required. This statement will be implemented using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The impact of adoption of this statement on net income is expected to be a reduction of $54,000 related to stock option grants issued prior to January 1, 2006 in the quarter ended March 31, 2006. Total compensation related to such option grants is expected to be $196,000, for the year ended December 31, 2006. Additionally, the impact of any realized excess tax benefits will be shown as financing cash inflows instead of operating cash inflows in future periods.

Other recent pronouncements are not expected to have a material effect on the financial position or result of operations of Aptimus.

Item 7A: Quantitative And Qualitative Disclosures About Market Risk

All of our cash equivalents and short-term investments are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of December 31, 2005, however, our cash equivalents mature within three months and our short-term investment mature within one year. As of December 31, 2005, we believe the reported amounts of cash equivalents to be reasonable approximations of their fair values. As a result, we believe that the market risk and interest risk arising from its holding of financial instruments is minimal.

Item 8: Financial Statements and Supplementary Data

INDEX TO CONOLIDATED FINANCIAL STATEMENTS

Aptimus, Inc.
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aptimus, Inc.

We have audited the accompanying consolidated balance sheets of Aptimus, Inc. and subsidiary (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aptimus Inc. and subsidiary as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aptimus Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/S/ Moss Adams LLP
Seattle, Washington
March 15, 2006

APTIMUS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2005	2004

Cash and cash equivalents	$4,349	$3,610
Accounts receivable, net	2,498	2,857
Prepaid expenses and other assets	140	130
Marketable securities	6,091	—
Total current assets	13,078	6,597
Fixed assets, net of accumulated depreciation	690	549
Intangible assets, net	20	15
Deposits	39	45
	$13,827	$7,206
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,016	$1,375
Accrued and other liabilities	325	631
Total current liabilities	1,341	2,006
Commitments and contingent liabilities (note 8)
Shareholders’ equity Common stock, no par value; 100,000 Shares authorized, 6,528 and 5,973 issued and outstanding at December 31, 2005 and 2004, respectively	69,223	63,495
Additional paid-in capital	2,850	2,644
Accumulated deficit	(59,587)	(60,939)
Total shareholders’ equity	12,486	5,200
	$13,827	$7,206

The accompanying notes are an integral part of these consolidated financial statements.

APTIMUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003

Revenues	$15,894	$13,993	$4,571
Operating expenses:
Cost of revenues	7,316	6,262	1,436
Sales and marketing	3,598	2,316	1,288
Connectivity and network costs	865	812	1,023
Research and development	658	615	527
General and administrative	2,004	1,564	1,423
Depreciation and amortization	356	255	315
Loss on disposal/impairment of long-term assets	95	1	37
Total operating expenses	14,892	11,825	6,049
Operating income (loss)	1,002	2,168	(1,478)
Interest expense	—	35	41
Gain on warrant liability	89	—	—
Interest income	261	33	8
Impairment of long-term investment	—	40	—
Net income (loss)	$1,352	$2,126	$(1,511)
Earnings (loss) per share:
Basic	$0.21	$0.38	$(0.35)
Diluted	$0.18	$0.30	$(0.35)
Weighted average shares outstanding:
Basic	6,351	5,630	4,333
Diluted	7,575	7,182	4,333

The accompanying notes are an integral part of these consolidated financial statements.

APTIMUS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

			Additional	Deferred		Total
	Common stock		Paid-in	Stock	Accumulated	Shareholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance on December 31, 2002	4,221	$60,282	$2,506	$(2)	$(61,554)	$1,232
Issuance of stock	777	2,694				2,694
Exercise of stock options and warrants	221	129				129
Issuance of warrants and options			166			166
Forfeiture of shares	(6)	(7)	7			—
Amortization of deferred stock Compensation				2		2
Net loss					(1,511)	(1,511	) )

Balance on December 31, 2003	5,213	$63,098	$2,679	$—	$(63,065)	$2,712
Costs related to issuance of stock		(168)				(168)
Issuance of shares under employee stock purchase program	10	44				44
Exercise of stock options and warrants	369	216				216
Conversion of Note Payable	381	305	(35)			270
Net income					2,126	2,126

Balance on December 31, 2004	5,973	$63,495	$2,644	$—	$(60,939)	$5,200
Costs related to issuance of stock		(559)				(559)
Issuance of stock	351	6,000	203			6,203
Issuance of shares under employee stock purchase program	7	95				95
Exercise of stock options and warrants	197	192				192
Disgorgement of profit			3			3
Net income					1,352	1,352

Balance on December 31, 2005	6,528	$69,223	$2,850	$—	$(59,587)	$12,486

The accompanying notes are an integral part of these consolidated financial statements.

APTIMUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$1,352	$2,126	$(1,511)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	356	255	315
Bad debt expense (recovery)	123	127	26
Amortization of deferred stock compensation	—	—	103
Loss on disposal/impairment of property and equipment	—	1	37
Loss on impairment of intangible assets	95	—	—
Impairment of long-term investment	—	40	—
Gain on warrant liability	(89)	—	—
Amortization of discount on short-term investments	(66)	—	—
Amortization of discount on convertible notes payable	—	3	7
Changes in assets and liabilities:
Accounts receivable	236	(2,065)	(415)
Prepaid expenses and other assets	(4)	35	(17)
Accounts payable	(359)	739	339
Accrued and other liabilities	(306)	372	(85)
Net cash used by operating activities	1,338	1,633	(1,201)
Cash flows from investing activities
Purchase of property and equipment	(438)	(415)	(118)
Proceeds from disposal of fixed assets	—	41	18
Acquisition of business	(150)	—	—
Purchase of intangible asset	(9)	(8)	(35)
Purchase of marketable securities	(6,025)	—	—
Sale of marketable securities	—	—	51
Net cash provided (used) by investing activities	(6,622)	(382)	(84)
Cash flows from financing activities
Proceeds from convertible note payable	—	—	305
Proceeds from disgorgement of profit	3	—	—
Principal payments under capital leases	—	(101)	(162)
Issuance of common stock	6,287	260	2,887
Costs of issuing common stock	(267)	(168)	(44)

Net cash provided (used) by financing activities	6,023	(9)	2,986

Net increase in cash and cash equivalents	739	1,242	1,701

Cash and cash equivalents at beginning of period	3,610	2,368	667

Cash and cash equivalents at end of period	$4,349	$3,610	$2,368

The accompanying notes are an integral part of these consolidated financial statements.

APTIMUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Summary of significant accounting policies

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary, Neighbornet LLC. Inter-company balances and transactions have been eliminated.

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

Cash, and cash equivalents

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

Marketable securities

Aptimus classifies, at the date of acquisition, its marketable securities into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2005, short-term investments consisted of a commercial paper with maturities of less than one year. There were no short-term investments at December 31, 2004. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net.

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

Intangible assets

Intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

Email names	Two years
Aptimus trademarks, logo and patents	Three years

Long-term investments

Long-term investments consist of minority equity investments in non-public companies. These investments are being accounted for on the cost basis and will be evaluated for impairment each quarter. During the year ended December 31, 2004, Aptimus recorded a charge of approximately $40,000, related to the impairment of these investments. During 2003, there were no identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments.

Impairment of long-lived assets

Aptimus evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. If at the time, such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. A charge of $95,000 was recorded in December 2005 related to the impairment of intangible assets acquired in May 2005. No impairment charges were recognized during the year ended December 31, 2004 or 2003.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, marketable securities, accounts payable, and accrued liabilities approximate fair value because of their short maturities.

Deferred revenues

Deferred revenues consist of advance billings and payments on marketing contracts and are included in accrued and other liabilities in the accompanying balance sheet.

Revenue recognition

In the three years ended December 31, 2005, Aptimus derived revenue from providing response-based advertising programs through a network of web site and email distribution publishers.

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

Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-19 (EITF 99-19). Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Cost of revenues on the Statement of Operations. Aptimus shares a portion of the amounts it bills its advertiser clients with the third-party web site owners or “publishers” and email list owners on whose web properties and email lists Aptimus distributes the advertisements. While this “revenue share” approach is Aptimus’ primary payment model, it will as an alternative occasionally pay web site owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the web site. Email based campaigns that are sent to Company owned lists do not have publisher fees associated with them. In the future, due to the indefinite suspension of our email business, we do not expect to generate or, consequently, share any email-related revenues.

We have evaluated the guidance provided by EITF 99-19 as it relates to determining whether revenue should be recorded gross or net for the payments made to network publishers and opt-in email list owners and have determined the recording of revenues gross is appropriate based upon the following factors:

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

Advertising costs

Aptimus expenses advertising costs as incurred. Total advertising expense for the years ended December 31, 2005, 2004 and 2003, were $205,000, $67,000, and $45,000, respectively.

Research and development costs

Research and development costs are expensed as incurred.

Web site development costs

Costs incurred in developing our web sites are accounted for in accordance with Emerging Issues Task Force Issues Number 00-02, “Accounting for web site Development Costs.” As such, we expense all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the web site’s estimated useful life if the web site is expected to have a useful life beyond one year. Costs capitalized are included in fixed assets and are amortized over three years. Costs associated with the repair or maintenance of existing sites or development costs of web site content are expensed as incurred.

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

The following table sets forth the computation of the numerators and denominators in the basic and diluted earnings (loss) per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation as their effect on earnings (loss) per share is anti-dilutive (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Numerator:
Net income (loss) (A)	$1,352	$2,126	$(1,511)
Denominator:
Weighted average outstanding shares of common stock (B)	6,351	5,630	4,333
Weighted average dilutive effect of options to purchase common stock	1,121	1,326	—
Weighted average dilutive effect of shares to be issued on conversion of convertible notes payable	—	86	—
Weighted average dilutive effect of warrants to purchase common stock	103	140	—
Weighted average of common stock and common stock equivalents (C)	7,575	7,182	4,333

Earnings (loss) per share:
Basic (A) / (B)	$0.21	$0.38	$(0.35)
Diluted (A) / (C)	$0.18	$0.30	$(0.35)

Antidilutive securities excluded consist of the following:
Options to purchase common stock	52	32	1,522
Warrants to purchase common stock	91	—	183
Shares to be issued on conversion of convertible notes payable	—	—	381
	143	32	2,086

Concentrations of credit risk

Concentrations of credit risk with respect to accounts receivable exist due to the large number of Internet based companies that we do business with. This risk is mitigated due to the wide variety of customers to which Aptimus provides services, as well as the customer’s dispersion across many different geographic areas. During the year ended December 31, 2005, one customer accounted for 10.2% of total revenues. During the year ended December 31, 2004, two customers accounted for 20.2% and 12.3% of revenues. During the year ended December 31, 2003, two customers accounted for 13.6% and 10.1% of revenues. As of December 31, 2005, one customer accounted for 13.5% of outstanding accounts receivable. As of December 31, 2004, three customers accounted for 18.6%, 11.6% and 11.1%, of outstanding accounts receivable. As of December 31, 2003, two customers accounted for 34.4% and 17.2%, of outstanding accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable. During the year ended December 31, 2005, one publisher accounted for 10.6% of total revenues. During the year ended December 31, 2004, one publisher accounted for 23.7% of revenues. During the year ended December 31, 2003, no publisher accounted for more than 10% of revenues.

Stock compensation

At December 31, 2005, Aptimus had two stock-based employee compensation plans, which are more fully described in Note 10. Through December 31, 2005, Aptimus accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2006 the Company has adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”, (SFAS 123(R)), using the modified prospective application transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock grants related to the Company’s incentive plans, to be based on fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company will use the Black-Scholes model to determine the fair value of employee stock options granted. Financial statements for prior interim periods and fiscal years do not reflect any restated amounts as a result of this adoption in accordance with the modified prospective transition method under SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the periods indicated (in thousands, except per share data):

	Years ended December 31,
	2005	2004	2003
Net income (loss), as reported	$1,352	$2,126	$(1,511)
Add: Total stock-based employee compensation expense, included in the determination of net income as reported, net of related tax effects	—	—	104
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,978)	(552)	(249)
Pro forma net income (loss)	$(3,626)	$1,574	$(1,656)

Earnings per share:
Basic - as reported	$0.21	$0.38	$(0.35)
Basic - pro forma	$(0.57)	$0.28	$(0.38)
Diluted - as reported	$0.18	$0.30	$(0.35)
Diluted - pro forma	$(0.57)	$0.22	$(0.38)

Comprehensive income

To date, Aptimus has not had any transactions required to be reported in comprehensive income other than its net income (loss).

Segment information

Aptimus has organized and managed its operations in a single operating segment providing results based advertising to direct marketing clients. An additional operating segment was identified in the third quarter. However in the fourth quarter it was determined that this potential operating segment was not material and operating results would not be provided to the chief decision maker on a segment basis. See 18. Segment Information.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

In December 2004, the FASB issued rSFAS No. 123(R) “Share-Based Payment”. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee stock purchase plans (ESPP) will result in recognition of compensation cost if certain conditions are not met. As currently structured the Company’s ESPP plan will not meet those conditions and compensation will be recognized. This statement is effective as of the beginning of the first interim or annual reporting period that begins after January 1, 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. This statement will be implemented using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The impact of adoption of this statement on net income is expected to be a reduction of $54,000 related to stock option grants issued prior to January 1, 2006 in the quarter ended March 31, 2006. Total compensation related to such option grants is expected to be $196,000, for the year ended December 31, 2006. Additionally, the impact of any realized excess tax benefits will be shown as financing cash inflows instead of operating cash inflows in future periods.

3. Accounts receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2005	2004
Accounts receivable	$2,721	$2,957
Less: Allowance for doubtful accounts	(223)	(100)
	$2,498	$2,857

4. Property and equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Computer hardware and software	$2,518	$2,426
Office furniture and equipment	179	141
Leasehold improvements	77	74
	$2,774	2,641
Less: Accumulated depreciation	(2,084)	(2,092)
	$690	$549

Depreciation expense for the years ended December 31, 2005, 2004 and 2003, was $297,000, $232,000 and $286,000, respectively.

5. Intangible assets

Intangible assets consists of the following (in thousands):

	December 31,
	2005	2004
Email names and acquired relationships	$55	$36
Aptimus trademarks, logo and patents	83	74
	$138	110
Less: Accumulated amortization	(118)	(95)
	$20	$15

Amortization expense for the years ended December 31, 2005, 2004 and 2003, was $59,000, $95,000 and $72,000, respectively.

Expected future amortizations expense is as follows:

Year ending December 31,	Amortization
2006	$16
2007	2
2008	2
Total expected future amortization	$20

6. Accrued and other liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accrued network publisher fees	$63	$73
Accrued commissions	26	92
Deferred revenue	10	44
Accrued vacation	73	62
Accrued bonus	—	236
Other	153	124
	$325	$631

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

In July 2003, we borrowed $305,000 pursuant to the terms of a Convertible Note Purchase Agreement (see Note 7). The payment obligation, memorialized in a secured convertible promissory note issued to each investor, had a 36-month term, bore interest at 6% per annum, and could be converted to shares of common stock at the option of the holder at a fixed price of $0.80 per share. Accrued interest was payable quarterly, commencing one year from the closing date. As part of the transaction, we issued to the investors warrants to purchase a total of 127,094 shares of our common stock for $0.50 per share. The warrants have a term of five years. The $45,627 value of these warrants was recorded as a discount on the convertible note obligation and amortized to expense over the 36-month term of the obligation. In July 2003, Timothy C. Choate, our CEO, and Robert W. Wrubel, one of our independent directors and an employee as of June 2005, each participated in the convertible note financing in the amount of $50,000 and $15,000, respectively. In his capacity as an investor, Mr. Choate was granted a warrant to purchase 20,835 shares of our common stock; and Mr. Wrubel was granted a warrant to purchase 6,250 shares of our common stock. On March 30, 2004, the Convertible Promissory Note was converted into 381,250 shares of common stock of which Mr. Choate received 62,500 and Mr. Wrubel received 18,750. In April 2004 Mr. Choate and Mr. Wrubel received payments of $2,252.05 and $650.96, respectively, representing interest on the convertible promissory notes.

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

9. Commitments and contingencies

The Company’s office facilities are leased under operating leases that provide for minimum rentals and require payment of property taxes and include escalation clauses. Aptimus has two material operating leases. The operating lease for the Seattle office has a term that started In June of 2004 and ends in June of 2009. The Seattle office lease can be extended for an additional five years. The initial rental rate for the extension period shall be the then current market rate similar “class-A” office space. The operating lease for the San Francisco office has a term that started In December of 2003 and ends in December of 2007. The San Francisco office lease can be extended for an additional three years. The initial rental rate for the extension period shall equal the prevailing market rate as defined in the lease.

Future minimum lease payments under the non-cancelable leases are as follows (in thousands).

Year ending December 31,	Operating leases
2006	314
2007	321
2008	100
2009	50
Total minimum lease payments	$785

Rent expense for the years ended December 31, 2005, 2004 and 2003, was $231,000, $224,000 and $206,000 respectively.

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

Guarantees and Indemnifications

The following is a summary of our agreements that hawse have determined are within the scope of Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45, which are separately grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.

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

In March 2002, the Board of Directors of Aptimus declared a dividend distribution of one preferred share purchase right (a “right”) for each outstanding share of our Common Stock. The dividend was payable to the stockholders of record on March 29, 2002. Each right entitles the registered holder to purchase from Aptimus one one-thousandth of a share of Series C Preferred Stock at a price of $15 per one one-thousandth of a Preferred Share. In the event of an acquisition, except pursuant to a tender or exchange offer which is for all outstanding Common Shares at a price and on terms which a majority of certain members of the Board of Directors determines to be adequate, each holder of a right will thereafter have the right to receive upon exercise the number of Common Shares or of one one-thousandth of a share of Preferred Shares having a value equal to two times the exercise price of the right. There were no transactions during 2005, 2004 or 2003 related to the rights.

Common stock

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

On March 30, 2004, the Convertible Promissory Note described in Note 7 was converted into 381,250 shares of unregistered common stock. These shares were subsequently registered on November 12, 2004.

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

Warrants

In March of 2005, in connection with the completion of the $6 million private equity placement transaction, warrants for an additional 70,216 shares of common stock at a strike price of $20.22 were issued to the investors. In addition to the warrants issued to the seven purchasers warrants to purchase a total of 21,065 shares of common stock at a strike price of $18.15 were also issued to an entity who acted as our financial advisor in the transaction and an accredited-investor assignee of the financial advisor.

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

On May 13, 2005 the registration statement related to the March 2005 offering was declared effective and the warrant liability was reclassified to equity. At the time of the reclassification the fair value of the warrants was estimated to be $866,000, calculated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.83%, the contractual life of 4.863 years and volatility of 100%. The $89,000 decrease in the fair market value of the warrants was recorded as a gain on warrant liability in the Statement of Income.

In December of 2003, Aptimus issued a warrant to purchase 5,634 shares of common stock related to the sale of 776,690 shares of common stock. The warrant is fully vested, has an exercise price of $5.00 per share and a term of five years. Compensation related to the issuance of this warrant in the amount of $20,000 was recorded and is included as an offset to common stock in the balance sheet.

In October of 2003, Aptimus issued a warrant to purchase 50,000 shares of common stock for services. The warrant is fully vested, has an exercise price of $2.05 per share and a term of five years. Compensation related to the issuance of this warrant in the amount of $78,000 was recorded and is included in equity based compensation on the statement of operations.

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

In return for various services and in connection with various investment transactions, Aptimus has issued warrants to purchase shares of common stock. At December 31, 2005, warrants outstanding are as follows:

Year of issue	Shares	Exercise price	Year of expiration
2003	27,085	$0.50	2008
2003	43,125	$2.05	2008
2003	5,634	$5.00	2008
2005	70,216	$20.22	2010
2005	21,065	$18.15	2010

Stock options

Effective June 30, 1997, Aptimus approved the 1997 Stock Option Plan (the 1997 Plan) to provide for the granting of stock options for up to 2.4 million shares to employees, directors and consultants of Aptimus to acquire ownership in Aptimus and provide them with incentives for their service. As of December 31, 2005, under the terms of the 1997 Plan, 151,167 shares of common stock remain unissued and not subject to options and have been reserved for issuance to plan participants.

Effective June 12, 2001, the shareholders approved the 2001 Stock Plan (the 2001 Plan) to provide for the granting of stock options and restricted stock for up to 2.4 million shares to employees, directors and consultants of Aptimus to provide them with incentives for their service. As of December 31, 2005, under the terms of the 2001 Plan, 919,267 shares of common stock remain unissued and not subject to options and have been reserved for issuance to plan participants.

The Board of Directors of Aptimus, which determines the terms and conditions of the options or restricted stock shares granted, including exercise price, number of shares granted and the vesting period of such shares, administers the Plans. The maximum term of options is ten years from the date of grant. The options are generally granted at the estimated fair value of the underlying stock, as determined by the closing market price, on the date of grant and are generally granted with a vesting period of from one to four years. Shares used to settle options issued under the plan are issued from the Company’s authorized but unissued shares. For the years ended December 31, 2003, 2004 and 2005, there was no deferred compensation recorded for options and restricted stock grants for which the exercise price was lower than the fair market value at the date of grant.

On December 22, 2005 the Board of Directors approved the acceleration of vesting of the unvested portion of certain "out-of-the money" non-qualified stock options previously awarded to employees, officers and directors with option exercise prices greater than $13.97 to be effective as of December 31, 2005. The Company's directors, executive officers, and certain senior-level managers, prior to the acceleration effective date, entered into a Resale Restriction Agreement that imposes restrictions on the sale of any shares received through the exercise of accelerated options until the earlier of the original vesting dates set forth in the option or the individual holder’s termination of employment or Board service, as the case may be. The accelerated options represent approximately 23% of the total of all outstanding Company options. The Board of Directors' decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the applicable effective date of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” ("SFAS 123(R)"). SFAS 123(R) requires companies to recognize the grant-date fair value of stock options issued to employees as an expense in the income statement and, as of the applicable effective date, will require the Company to recognize the compensation costs related to share-based payment transactions, including stock options. In addition, the Board of Directors considered that because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of incentive compensation, employee retention and goal alignment. The acceleration of the vesting of these options resulted in approximately $3.0 million of additional stock-based employee compensation expense as determined under the fair value based method.

The fair value of each option grant under the plans was estimated on the date of grant using the Black Scholes Merton option-pricing model. Expected volatilities are based on the historical volatility of Aptimus common stock and other factors. The expected term of options granted is based on the assumptions related to the vesting schedule and contractual life of the grant. The expected term for grants in the future will be based on an analysis of historical exercise behavior and employee termination activity. The risk-free rate used is based on the U.S. Treasury Constant Maturities for the applicable grant date and expected term. Assumptions used to value employee options granted were as follows:

	Year ended December 31,
	2005	2004	2003
Range of expected volatility	88.0 - 92.4%%	100.0%	100.0%
Weighted-average expected volatility	91.8%	100.0%	100.0%
Range of risk free interest rates	3.70 - 4.43%	2.60 - 3.61%	1.86 - 3.21%
Weighted-average risk free interest rates	3.88%	3.16%	2.53%
Range of expected term	4.0 years	4.0 years	3.0 - 5.0 years
Weighted-average expected term	4.0 years	4.0 years	4.0 years
Expected dividends	0.0%	0.0%	0.0%

A summary of option activity and stock options outstanding under the Plans is presented below (in thousands, except prices):

	Year ended December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,376	$1.98	1,522	$1.98	1,394	$1.02
Options granted	530	14.13	174	9.32	643	0.42
Options exercised	(155)	1.10	(303)	0.57	(228)	0.60
Options forfeited	(54)	7.99	(17)	2.73	(287)	6.92
Options outstanding at end of period	1,697	$5.67	1,376	$1.98	1,522	$0.87
Weighted average grant-date fair value of options granted during the period		$9.45		$5.83		$0.32

The following table summarizes information about stock options outstanding under the Plans at December 31, 2005 (in thousands, except prices and remaining contractual life):

Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$ 0.00	25	7.6	$0.00	25	$0.00
0.28 — 0.82	837	6.3	0.44	822	0.44
1.02 — 1.95	105	4.8	1.60	101	1.60
4.27 — 6.90	146	6.7	6.31	107	6.15
8.37 — 20.60	584	9.1	13.98	528	14.55
	1,697	7.2	$5.67	1,583	$5.60

The weighted average fair values and weighted average exercise prices per share at the date of grant for options granted under the plans were as follows:

	Year ended December 31,
	Weighted average fair value			Weighted average exercise price
	2005	2004	2003	2005	2004	2003
Options granted with exercise prices less than the fair value of the stock on the date of grant	$—	$—	$0.58	$—	$—	$0.07
Options granted with exercise prices equal to the fair value of the stock on the date of grant	$9.45	$6.36	$0.31	$14.13	$9.06	$0.44
Options granted with exercise prices greater than the fair value of the stock on the date of grant	$—	$4.43	$—	$—	$10.00	$—

During the years ended December 31, 2005, 2004 and 2003, Aptimus granted options to purchase zero, zero, and 35,000 shares of common stock, respectively, to consultants and advisors.

Aptimus follows SFAS No. 123 in accounting for options and warrants issued to non-employees. Aptimus did not issue any options to non-employees during the year ended December 31, 2005 or 2004. During the year ended December 31, 2003, we recognized $8,000, of expense in connection with options issued to consultants and advisors. In determining the fair value of the options and warrants granted or issued to non-employees on the date of grant, we used the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2005	2004	2003
Weighted average risk free interest rate	N/A	N/A	2.53%
Weighted average expected term	N/A	N/A	4.0 years
Expected volatility	N/A	N/A	100%
Expected dividends	N/A	N/A	none

11. Equity based compensation

Amounts included in the statement of operations for equity-based compensation are as follows, in thousands:

	Year ended December 31,
	2005	2004	2003
Sales and marketing	$—	$—	$1
Internet and network	—	—	—
Research and development	—	—	—
General and administrative	—	—	103
Total Equity-based compensation	$—	$—	$104

Equity-based compensation of $54,000 related to stock option grants issued prior to January 1, 2006 is expected to be recorded, in the quarter ended March 31, 2006. Total compensation related to such option grants is expected to be $196,000, for the year ended December 31, 2006.

12. Stock purchase plan

Aptimus’ Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) on April 17, 2000, under which two million shares have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 50% of the employees’ cash compensation or 1,800 shares per purchase period. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan-defined dates. Pursuant to the Purchase Plan, 7,171 and 9,906 shares were purchased at a weighted average price of $13.29 and $4.42 per share for the years ended December 31, 2005 and 2004, respectively. No shares were purchased under the Purchase Plan in the year ended December 31, 2003. The current period of the Purchase Plan started on September 16, 2005 and will end on March 15, 2006. Estimated equity-based compensation expense to be recorded in the quarter ending March 31, 2006 related to the Purchase Plan is $4,000.

13. Employee retirement plan

During 1999, Aptimus established the Aptimus 401(k) plan, a tax-qualified savings and retirement plan intended to qualify under Section 401 of the Internal Revenue Code. All employees who satisfy the eligibility requirements relating to minimum age and length of service are eligible to participate in the plan and may enter the plan on the first day of any month after they become eligible to participate. Participants may make pre-tax contributions to the plan of up to 50% of their eligible earnings, subject to a statutorily prescribed annual limit. Aptimus may make matching contributions of up to 100% of the first 6% of the compensation elected for contribution to the plan by an employee. Each participant is fully vested in his or her contributions and the investment earnings thereon, but vesting in any matching contributions by Aptimus takes place over a period of five years. Aptimus has made no matching contributions to the plan as of December 31, 2005, 2004 or 2003.

14. Income taxes

A current provision for income taxes was not recorded for the years ended December 31, 2005, 2004 and 2003 due to taxable losses incurred in those years. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. A valuation allowance has been recorded for the full value of deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to the expiration of net operating loss carry-forwards.

Items that account for differences between income taxes computed at the federal statutory rate and the provision (benefit) recorded for income taxes are as follows:

	December 31,
	2005	2004	2003
Federal Statutory rate	34.00%	34.00%	(34.00)%
Change in valuation allowance	(38.91)%	(37.07)%	36.50%
Impact of state tax provision	3.07%	2.92%	(2.63)%
Other	1.84%	0.15%	0.13%
Effective income tax rate	0.00%	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2004 and 2005 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$22,707	$22,396
Write down of long-term investment	128	132
Nondeductible allowances and accruals	140	99
Expense related to stock options and warrants	75	78
Difference between book and tax depreciation	44	—
Total deferred tax assets	23,094	22,705
Deferred tax liabilities:
Difference between book and tax depreciation	—	(14)
Net Deferred tax assets before valuation allowance	23,094	22,691
Less: Valuation allowance	(23,094)	(22,691)
	$—	$—

The valuation allowance has increased (decreased) by approximately $403,000, $2.3 million, and $(564,000) in the years ended December 31, 2005, 2004, and 2003, respectively. In addition to the decrease in valuation allowance impacting the tax provision of $526,000, the valuation allowance was increased by stock compensation amounts of $929,000 that will be recorded to stockholder’s equity when realized.

At December 31, 2005, Aptimus had approximately $65.9 million of federal and $5.4 million of state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2017 for federal purposes and in 2012 for California purposes. We determined that a change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions, has occurred and may substantially limit the utilization of the net operating loss carry-forwards. The annual limitation may result in the expiration of $46.4 million in net operating losses before utilization.

Approximately $3.3 million of the valuation allowance is attributable to stock options, the benefit of which will be credited to additional paid in capital when realized.

15. Neighbornet acquisition

On May 16, 2005, we completed the formation of a wholly owned subsidiary, Neighbornet LLC. On May 20, 2005, Neighbornet LLC acquired substantially all of the assets of the Neighbornet division of Adfinis LLC. The aggregate purchase price consisted of $150,000 cash and direct transactional costs of $2,500 and was allocated to email list database and customer relationships and contracts intangible assets. The acquired intangible assets are to be amortized over their estimated useful lives of two years. The results of operations of Neighbornet have been included in our consolidated results from May 20, 2005, forward. The effect of these acquisitions on consolidated revenues and operating income for the twelve months ended December 31, 2005 was to reduce net income by approximately $268,000.

16. Supplemental cash flow information

The following items are supplemental information required for the statement of cash flows (in thousands):

	Year ended December 31,
	2005	2003	2004
Cash paid during the period for interest	$—	$24	$30
Fixed assets acquired with capital leases	$—	$203	$—

17. Quarterly financial information (unaudited)

The following table sets forth Aptimus’ unaudited quarterly financial information for the years ending December 31, 2005, 2004, and 2003 (in thousands, except per share data).

	Three months ended
	3/31/05	6/30/05	9/30/05	12/31/05
Revenue	$3,852	$4,483	$3879	$3,680
Net income (loss)	$681	$949	$10	$(288)
Basic net income (loss) per share	$0.11	$0.15	$0.00	$(0.04)
Diluted net income (loss) per share	$0.09	$0.12	$0.00	$(0.04)

	Three months ended
	3/31/04	6/30/04	9/30/04	12/31/04
Revenue	$1,806	$2,976	$4,441	$4,770
Net income (loss)	$(65)	$300	$901	$990
Basic net income (loss) per share	$(0.01)	$0.05	$0.16	$0.17
Diluted net income (loss) per share	$(0.01)	$0.04	$0.13	$0.14

18.  Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Aptimus’ chief operating decision-maker is considered to be our chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. In addition the CEO also receives disaggregated information about revenues by client, offer, web site publisher and email list owner. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, Aptimus has determined that it operates in a single operating segment: results based advertising services. An additional operating segment was identified in the third quarter. However in the fourth quarter it was determined that this potential operating segment was not material and operating results would not be provided to the chief decision maker on a segment basis. All third quarter results have been restated to combine the two previously identified segments into one operating segment.

Aptimus has no operations outside of the United States and no significant amount of revenues are derived from outside of the United States.

19.  Subsequent Events

On March 9, 2006, the Company’s board of directors repriced the strike price of certain option grants issued to certain employees and directors in 2005, including Rob Wrubel, Director and President, Bob Bejan, Director, senior members of the Company’s sales and business development groups, and other employees. The original strike price of the grants that were affected by the repricing ranged from $14.45 to $17.50. The new strike price is $7.00. A total of 38 individuals representing 360,775 option shares were affected by the repricing. In addition, the board of directors authorized the grant of 70,000 option shares to Mr. Wrubel, and the grant of an additional 65,000 to certain other senior members of the Company’s sales and business development groups. Each of these grants has a strike price of $4.58 and vest over a four-year period from the date of grant. We are still in the process of evaluating the impact of the repricing and option grants on the quarter ended March 31, 2006 and future periods. However, the impact is expected to be material.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A: Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the Company’s 2005 fiscal year, management conducted an assessment of the effectiveness of the design and operation of the Company’s disclosure controls. Based on this assessment, management has determined that the Company’s disclosure controls as of December 31, 2005 is effective.

Managements Report On Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Moss Adams, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

We reported in our Financial Report for the period ended September 30, 2005, that we believed there existed at that time strong indicators of material weaknesses in respect to one or more of the following:

•	Internal controls over financial reporting, primarily due to finance and accounting staff levels
•	General computer controls due to the limited time available to analyze, remediate, test and season the documented controls then in place
•	Concern about overall entity level controls due to our past focus on efficiency and cost savings in implementing and effecting Company-wide policies and procedures.

During the six month period ended December 31, 2005, we actively implemented certain changes to our internal controls to remediate the identified potential deficiencies and otherwise to enhance the reliability of our internal controls over financial reporting, including the retention of outside experts to assist in certain reporting matters, the establishment of new policies and procedures implemented to monitor and ensure remediated controls operate as designed, and the continuing education of personnel. Management considered the remedial steps taken by the company in assessing the effectiveness of our internal controls over financial reporting for the year ended December 31, 2005 and, as noted in Managements Report On Internal Controls Over Financial Reporting above, concluded that our internal controls over financial reporting were effective as of such date.

Other than as discussed above, during the year ended December 31, 2005, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aptimus, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Aptimus, Inc. and Subsidiary (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Aptimus Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Aptimus Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aptimus Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/S/ Moss Adams LLP
Seattle, Washington
March 15, 2006

Item 9B: Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

Information with respect to Directors may be found under the caption "Election of Directors and Management Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held June 9, 2006 (the "Proxy Statement"). Such information is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans [SEE S-K 201(d)]

The following table sets forth the number of securities issuable under our equity compensation plans and indicates whether or not the plan received shareholder approval:

Plan Category	A	B	C
	Number of securities to be issued upon exercise of options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	1,697,062	$5.67	3,644,349*
Equity compensation plans not approved by security holders	—	—	—
Total	1,697,062	$5.67	3,644,349*

*Includes 1,947,287 shares of common stock subject to the 2000 Employee Stock Purchase Plan

Item 13: Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

It is the policy of the Company for the Audit Committee to pre-approve all audit, tax and financial advisory services. All services rendered by Moss Adams were pre-approved by the audit committee in the years ended December 31, 2005 and 2004. The aggregate fees billed by Moss Adams for professional services rendered for the audit of the Company’s financial statements and other services were as follows:

	Year ended December 31,
	2005	2004
Audit fees	$427,194	$132,351
Audit related fees	$6,056	$48,982
Tax fees	$4,209	$17,713
All other fees	$—	$—

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following financial statements of the registrant and the Reports of our Independent Registered Public Accounting Firm thereon are included herewith in Item 8 above.

(a)2. Financial Statement Schedules

Schedule No.	Description
1.1	Valuation and Qualifying Accounts and Reserves Yeah Ended December 31, 2005, 2004 and 2003

Valuation and Qualifying Accounts and Reserves Year Ended December 31, 2005, 2004 and 2003

	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
Year ended December 31, 2005
Allowance for doubtful accounts	100,000	123,000	—	—	223,000
Tax valuation allowance	22,691,000	—	403,000	—	23,094,000
Year ended December 31, 2004
Allowance for doubtful accounts	61,000	39,000	—		100,000
Tax valuation allowance	20,436,000	—	2,255,000		22,691,000
Year ended December 31, 2003
Allowance for doubtful accounts	76,000	26,395	—	(41,395)	61,000
Tax valuation allowance	21,000,000	—	(564,000)	—	20,436,000

(a)3 Exhibits:

Exhibit Number	Description
3.1*	Second Amended and Restated Articles of Incorporation of registrant.
3.1.1(2)	Articles of Amendment filed September 16, 2000.
3.1.2(6)	Articles of Amendment filed March 29, 2002.
3.2*	Amended and Restated Bylaws of registrant.
4.1*	Specimen Stock Certificate.
4.3(3)	Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.
10.1*(7)	Form of Indemnification Agreement between the registrant and each of its directors.
10.2*(7)	1997 Stock Option Plan, as amended.
10.3*(7)	Form of Stock Option Agreement.
10.4(1)(7)	Aptimus, Inc. 2001 Stock Plan.
10.4.1(2)(7)	Form of Stock Option Agreement.
10.4.2(2)(7)	Form of Restricted Stock Agreement (for grants).
10.4.3(2)(7)	Form of Restricted Stock Agreement (for rights to purchase).
10.5(4)(7)	Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate
10.6(4)(7)	Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant
10.7(5)	Form of Convertible Note Purchase Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.8(5)	Form of Convertible Secured Promissory Note, dated July 2003, executed by and between the Company and payable to the order of certain investors.
10.9(5)	Form of Common Stock Warrant, dated July 2003, by and between the Company and certain investors.
10.10(5)	Form of Security Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.11(5)	Form of Registration Rights Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.12(11)	Agreement of Lease, dated as of November 18, 2003, by and between 100 Spear Street Owner’s Corp. and the Company.
10.13(9)	Agreement of Lease, dated as of April 29, 2004, by and between Sixth and Virginia Properties and the Company.
10.14(8)	Stock Purchase Agreement, dated as of December 4, 2003, by and between the Company and certain investors.
10.15(10)	Stock Purchase Agreement, dated as of March 25, 2005, by and between the Company and certain investors.
10.16(10)	Form of Common Stock Warrant, dated March 25 2005, by and between the Company and certain investors and service providers.
10.17(7)	Form of Stock Resale Restriction Agreement, dated as of December 23, 2005, by and between registrant and each of certain executive managers and key employees of registrant.
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

__________

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-81151).

(1)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, dated May 17, 2001.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2001.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 28, 2003.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2003.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 15, 2002.
(7)	Management compensation plan or agreement.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 30, 2004
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 17, 2004.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-124403), dated April 28, 2005.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 13, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aptimus, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2006	APTIMUS, INC.

/s/ Timothy C. Choate
Timothy C. Choate, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy C. Choate	Chairman of the Board,	March 15, 2006
Timothy C. Choate	Chief Executive Officer
and Director

/s/ John A. Wade	Vice President, Finance	March 15, 2006
John A. Wade	Chief Financial Officer and
Chief Accounting Officer

/s/ Robert W. Wrubel	President and Director	March 15, 2006
Robert W. Wrubel

/s/ John B. Balousek	Director	March 15, 2006
John B. Balousek

/s/ Bob Bejan	Director	March 15, 2006
Bob Bejan

/s/ Eric Helgeland	Director	March 15, 2006
Eric Helgeland

EXHIBITS INDEX

Exhibit Number	Description
3.1*	Second Amended and Restated Articles of Incorporation of registrant.
3.1.1(2)	Articles of Amendment filed September 16, 2000.
3.1.2(6)	Articles of Amendment filed March 29, 2002.
3.2*	Amended and Restated Bylaws of registrant.
4.1*	Specimen Stock Certificate.
4.3(3)	Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.
10.1*(7)	Form of Indemnification Agreement between the registrant and each of its directors.
10.2*(7)	1997 Stock Option Plan, as amended.
10.3*(7)	Form of Stock Option Agreement.
10.4(1)(7)	Aptimus, Inc. 2001 Stock Plan.
10.4.1(2)(7)	Form of Stock Option Agreement.
10.4.2(2)(7)	Form of Restricted Stock Agreement (for grants).
10.4.3(2)(7)	Form of Restricted Stock Agreement (for rights to purchase).
10.5(4)(7)	Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate
10.6(4)(7)	Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant
10.7(5)	Form of Convertible Note Purchase Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.8(5)	Form of Convertible Secured Promissory Note, dated July 2003, executed by and between the Company and payable to the order of certain investors.
10.9(5)	Form of Common Stock Warrant, dated July 2003, by and between the Company and certain investors.
10.10(5)	Form of Security Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.11(5)	Form of Registration Rights Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.12(11)	Agreement of Lease, dated as of November 18, 2003, by and between 100 Spear Street Owner’s Corp. and the Company.
10.13(9)	Agreement of Lease, dated as of April 29, 2004, by and between Sixth and Virginia Properties and the Company.
10.14(8)	Stock Purchase Agreement, dated as of December 4, 2003, by and between the Company and certain investors.
10.15(10)	Stock Purchase Agreement, dated as of March 25, 2005, by and between the Company and certain investors.
10.16(10)	Form of Common Stock Warrant, dated March 25 2005, by and between the Company and certain investors and service providers.
10.17(7)	Form of Stock Resale Restriction Agreement, dated as of December 23, 2005, by and between registrant and each of certain executive managers and key employees of registrant.
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

__________

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-81151).

(1)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, dated May 17, 2001.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2001.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 28, 2003.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2003.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 15, 2002.
(7)	Management compensation plan or agreement.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 30, 2004
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 17, 2004.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-124403), dated April 28, 2005.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 13, 2005.