Form 10-Q
period 2006-03-31
APTIMUS INC
filed 2006-05-10
CIK 1087277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of the registrant's Common Stock outstanding as of April 30, 2006 was 6,536,468.

APTIMUS, INC.

INDEX TO THE FORM 10-Q
For the quarterly period ended March 31, 2006

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

APTIMUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$998	$4,349
Accounts receivable, net	2,085	2,498
Prepaid expenses and other assets	173	140
Short-term investments	9,227	6,091
Total current assets	12,483	13,078
Fixed assets, net	661	690
Intangible assets, net	8	20
Deposits	39	39
	$13,191	$13,827
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$817	$1,016
Accrued and other liabilities	371	325
Total current liabilities	1,188	1,341
Commitments and contingent Liabilities
Shareholders' equity
Common stock, no par value; 100,000 shares authorized, 6,536 and 6,528 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	69,245	69,223
Additional paid-in capital	3,085	2,850
Accumulated deficit	(60,327)	(59,587)
Total shareholders' equity	12,003	12,486
	$13,191	$13,827

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended March 31,
	2006	2005
Revenues	$2,959	$3,852
Operating expenses:
Cost of revenues	1,363	1,466
Sales and marketing	1,311	725
Connectivity and network costs	210	211
Research and development	190	167
General and administrative	630	558
Depreciation and amortization	99	65
Loss on disposal of long-term assets	1
Total operating expenses	3,804	3,192
Operating income (loss)	(845)	660
Interest income	105	21
Net income (loss)	$(740)	$681
Earnings (loss) per share:
Basic	$(0.11)	$0.11
Diluted	$(0.11)	$0.09
Weighted average shares outstanding:
Basic	6,530	6,005
Diluted	6,530	7,342

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(740)	$681
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	99	65
Bad debt expense	13	40
Loss (gain) on disposal of assets	1	—
Issuance of options/warrants	235	—
Amortization of discount on short term investments	(89)	—
Changes in assets and liabilities:
Accounts receivable	400	278
Prepaid expenses and other assets	(33)	16
Accounts payable	(199)	(725)
Accrued and other liabilities	46	(181)
Net cash provided by (used in) operating activities	(267)	174
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(59)	(159)
Purchase of short-term investments	(6,104)	—
Sale of short-term investments	3,057	—
Net cash used in investing activities	(3,106)	(159)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	22	6,033
Costs of issuance of common stock	—	(267)
Net cash provided by financing activities	22	5,766
Net increase (decrease) in cash and cash equivalents	(3,351)	5,781
Cash and cash equivalents at beginning of period	4,349	3,610
Cash and cash equivalents at end of period	$998	$9,391

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       UNAUDITED INTERIM FINANCIAL INFORMATION

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

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2006.

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

We have evaluated the guidance provided by EITF consensus 99-19 as it relates to determining whether revenue should be recorded gross or net for the payments made to network publishers and opt-in email list owners and have determined the recording of revenues gross is appropriate based upon the following factors:

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

b)  Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

2.       EQUITY-BASED COMPENSATION

a)  Stock Option Plans

Effective June 30, 1997, Aptimus approved the 1997 Stock Option Plan (the 1997 Plan) to provide for the granting of stock options for up to 2.4 million shares to employees, directors and consultants of Aptimus to acquire ownership in Aptimus and provide them with incentives for their service. As of March 31, 2006, under the terms of the 1997 Plan, 17,856 shares of common stock remain unissued and not subject to options and have been reserved for issuance to plan participants.

Effective June 12, 2001, the shareholders approved the 2001 Stock Plan (the 2001 Plan) to provide for the granting of stock options and restricted stock for up to 2.4 million shares to employees, directors and consultants of Aptimus to provide them with incentives for their service. As of March 31, 2006, under the terms of the 2001 Plan, 849,267 shares of common stock remain unissued and not subject to options and have been reserved for issuance to plan participants.

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

On December 22, 2005 the Board of Directors approved the acceleration of vesting of the unvested portion of certain "out-of-the money" non-qualified stock options previously awarded to employees, officers and directors with option exercise prices greater than $13.97 to be effective as of December 31, 2005. The Company's directors, executive officers, and certain senior-level managers, prior to the acceleration effective date, entered into a Resale Restriction Agreement that imposes restrictions on the sale of any shares received through the exercise of accelerated options until the earlier of the original vesting dates set forth in the option or the individual holder’s termination of employment or Board service, as the case may be. The accelerated options represent approximately 23% of the total of all outstanding Company options. The Board of Directors' decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the applicable effective date of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” ("SFAS 123(R)"). SFAS 123(R) requires companies to recognize the grant-date fair value of stock options issued to employees as an expense in the income statement and, as of the applicable effective date, will require the Company to recognize the compensation costs related to share-based payment transactions, including stock options. In addition, the Board of Directors considered that because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of incentive compensation, employee retention and goal alignment. The acceleration of the vesting of these options resulted in approximately $3.0 million of additional stock-based employee compensation expense as determined under the fair value based method for the year ended December 31, 2005.

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) Share-Based Payment, (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The compensation cost for share-based payments granted subsequent to January 1, 2006 are expensed using a straight-line attribution methodology as permitted by SFAS 123(R). The compensation cost for share-based payments granted prior to January 1, 2006 are expensed using the accelerated attribution methodology of FASB Interpretation No. 28 (FIN 28) as previously included in the Company’s pro forma disclosures. Results for prior periods have not been restated.

SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock grants related to the Company’s incentive plans, to be based on fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes-Merton model to determine the fair value of employee stock options granted.

The fair value of each option grant under the plans was estimated on the date of grant using the Black Scholes Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Expected volatilities are based on the historical volatility of Aptimus common stock. The expected term of options granted is represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the yield for U.S. Treasury Constant Maturities for the applicable grant date and expected term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. Compensation expense is only recognized for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123(R), the effect of forfeitures on the pro-forma expense amounts was recognized as the forfeitures occurred.

A summary of option activity and stock options outstanding under the Plans is presented below:
	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2005	1,697	$5.67
Options granted	207	4.58
Options exercised	(4)	0.43
Options forfeited	(4)	12.53
Outstanding, March 31, 2006	1,896	5.55	7.33	$6,125
Exercisable March 31, 2006	1,590	$5.57	6.89	$5,675

The aggregate intrinsic value in the table above is, before applicable income taxes, based on the Company’s closing stock price of $6.46 a of the last business day of the period ended March 31, 2006, which would have been received by the optionees had all options been exercised on that date. As of March 31, 2006, total unrecognized equity-based compensation expense related to non-vested stock options was approximately $1.2 million, which is expected to be recognized over a weighted average period of approximately 3.0 years. During the three months ended March 31, 2006, the intrinsic value of stock options exercised was $17,000. During the three months ended March 31, 2006, the total fair value of options vested was $68,000.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three months ended March 31, 2006 is $235,000 lower than if it had continued to account for share-based compensation under APB 25. The $235,000 of share-based compensation is comprised of the following components. On March 9, 2006 the Company re-priced 364,275 outstanding stock options that had an original exercise price between $14.43 and $17.59 per share. These options have been re priced to change the exercise price of these shares to $7.00 per share. This re pricing resulted in stock based compensation expense of $153,000 for the quarter. In addition, $55,000 of the share based compensation expense is related to existing options at the beginning of the year that had not yet vested and $23,000 of the expense is for additional option grant issuances during the quarter. In addition, there is $4,000 of stock based compensation recorded as a result of the company’s ESPP plan.

Basic and diluted loss per share for the three months ended March 31, 2006 would have been $0.08 per share if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $0.11. Share based compensation included in the statement of operation is as follows:
Three months ended March 31, 2006
Sales and marketing	$212
Internet and network	6
Research and development	10
General and administrative	7
Total Equity-based compensation	$235

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option pricing formula and amortized to expense over the options’ vesting periods, using the accelerated attribution methodology of FIN 28 (in thousands, except per share data):

Three Months Ended March 31, (unaudited) 2005
Net income (loss), as reported	$681
Add: Total stock-based employee compensation expense, included in the determination of net income as reported, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(99)
Pro forma net income (loss)	$582

Earnings per share:
Basic - as reported	$0.11
Basic - pro forma	$0.10
Diluted - as reported	$0.09
Diluted - pro forma	$0.08

b)  Employee Stock Purchase Plan

The Company adopted the ESPP in April 2000. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed description of the ESPP. There were 4,447 and 3,505 shares issued for the ESPP periods that ended in the three months ended March 31, 2006 and 2005, respectively.

3.       NET EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of the numerators and denominators in the basic and diluted earnings (loss) per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation as their effect on earnings (loss) per share is anti-dilutive (in thousands):
	Three Months Ended March 31, (unaudited)
	2006	2005
Numerator:
Net income (loss) (A)	$(740)	$681
Denominator:
Weighted average outstanding shares of common stock (B)	6,530	6,005
Weighted average dilutive effect of options to purchase common stock	—	111
Weighted average dilutive effect of warrants to purchase common stock	—	1,226
Weighted average common stock and common stock equivalents (C)	6,530	7,342

Earnings (loss) per share:
Basic (A/B)	$(0.11)	$0.11
Diluted (A/C)	$(0.11)	$0.09

Antidilutive securities excluded consist of the following:
Options to purchase common stock	661	—
Warrants to purchase common stock	91	—
	752	—

4.       Contingencies

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

Guarantees and Indemnifications

The following is a summary of our agreements that we have determined are within the scope of Interpretation No. 45, or FIN 45, which are separately grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2006.

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

FORWARD LOOKING STATEMENTS

Certain statements in this filing constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, expect, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Aptimus, Inc. (“Aptimus”, “we”, “us” or the “Company”), or developments in the Company’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of the Company’s operating results, the ability to compete successfully, the ability of the Company to maintain current client and distribution publisher relationships and attract new ones, and the sufficiency of remaining cash and short-term investments to fund ongoing operations and the risk factors set forth in the Company’s 10-K for the fiscal year ended December 31, 2005.

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

Focus in current quarter

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

The key factors impacting revenues in the current quarter were the discontinuation of our email marketing business in the fourth quarter of last year and decreases in impression volumes from some of our larger publishers. Moving forward, Aptimus has chosen to focus its energies on the significant top 100 publishers and as we grow that base of large publishers, our impression volumes are more closely tied to the seasonality of the individual publishers. Also impacting our first quarter revenues was an insufficient focus on direct client sales in the past that we are in the process of correcting. As we add more strong advertiser relationships, it positions us to increase our revenues per impression further.

Concentrations

Given the importance of transacting consumers to our business, a key focus of our business development efforts has been to expand the number of publishers participating in our network. Because we remain at an early stage in the focused development of our distribution network, our lead volumes are concentrated among a limited number of top performing publishers. For the quarters ended March 31, 2006 and 2005, user leads from our top five largest website publishers accounted for 58.5% and 33.2% of our total revenues, respectively. For the quarter ended March 31, 2006, user leads from the top two publishers accounted for 26.5% and 13.2% of revenues, respectively. The concentration of revenue among our five largest website publishers increased as a result of our continued focus toward more brand-oriented destination publisher sites. While our goal is to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.

In the quarters ended March 31, 2006 and 2005 our ten largest clients accounted for 64.4 % and 56.6% of our revenues, respectively. During the quarter ended March 31, 2006, Prospective Direct, Inc. accounted for 23.4% of our revenues, The Vendare Group, Inc. accounted for 12.2% of our revenues and no other client accounted for more than 10% of our revenues. During the quarter ended March 31, 2005, Adteractive, Inc. accounted for 11.9% of revenue, The Vendare Group, Inc. accounted for 11.0% of revenue, and no other client accounted for more than 10% of revenue. The percentage of revenue represented by our ten largest clients when compared to the same quarter of 2005 has increased slightly. We expect our revenues to be composed of a similar mix of large and small advertiser clients in the immediate future.

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

On March 9, 2006, the Company’s board of directors repriced the strike price of certain option grants issued to certain employees and directors in 2005, including Rob Wrubel, Director and President, Bob Bejan, Director, senior members of the Company’s sales and business development groups, and other employees. The original strike price of the grants that were affected by the repricing ranged from $14.45 to $17.50. The new strike price is $7.00. A total of 31 individuals representing 364,275 option shares were affected by the repricing. This repricing of 364,275 stock option grants resulted in stock based compensation of $153,000 in the three months ended March 31, 2006 period. No future expense will be incurred as a result of repricing these options as the full repricing cost was fully incurred in the three months ended March 31, 2006 period. Under paragraph 51 of 123R and illustration 12(a), paragraph A149-A150 of FAS 123R states that - a modification of the exercise price of the options will result in recognition of additional expense in the period the grant is modified. The Incremental cost was measured as the excess, if any, of the fair value of the modified award determined in accordance with this Statement over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. In addition, the board of directors authorized the grant of 70,000 option shares to Mr. Wrubel, and the grant an additional 65,000 to certain other senior members of the Company’s sales and business development groups. Each of these grants has a strike price of $4.58 and vest over a four-year period from the date of grant.

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

(In thousands, except percentages)	2006	2005	Percentage (Decrease)
Three months ended March 31,	$2,959	$3,852	(23.2%)

	Three months ending March 31,
(Page impressions in thousands)	2006	2005	Percentage Increase (Decrease)
Core placement CPM	$216.16	$251.72	(14)%
Core placement page impressions	10,411	10,835	(4)%
Percentage of revenue from core placements	76.0%	70.8%	7%
Other placement CPM	$17.65	$18.93	(7)%
Other placement page impressions	39,508	37,541	5%
Percentage of revenue from other placements	23.6%	18.5%	28%
Percentage of revenue from email programs	0.4%	10.7%	(96)%

While the core CPM declined in the current quarter compared to the same quarter of 2005 it remained at a level consistent with the previous quarter. Core impressions on the other hand declined from the previous quarter as a result of a decrease in the number of impressions provided by our primary publishers. The average core CPM will generally fluctuate from period to period depending on both the mix of client offers and the type of publisher placements running in the network at any given time. Revenues in the current quarter sequentially declined from the quarter ended December 31, 2005 by 20%. We expect core impression oriented revenue in future quarters to grow from quarter to quarter as we plan to continue to expand our network with new publisher placements and client offers.

Revenue from email programs in the current quarter has decreased compared to the first quarter of 2005 as the majority of our email activities were paused in December 2005. We expect revenues from email programs for the foreseeable future to be near zero.

Cost of revenue

Costs of revenues consist of fees owed to network distribution publishers and opt-in email list owners based on revenue generating activities created in conjunction with these publishers.

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage (Decrease)
Three months ended March 31,	$1,363	46.1%	$1,466	38.1%	(7.0%)

Cost of revenues has decreased as a result of the decrease in total revenue and also as a result of the decrease as a percentage of revenue. The decrease as a percentage of revenue is primarily a result of the decrease in email revenues that historically provided a lower cost of revenue. Publisher fees are expected to normalize at around 47% to 50% of revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs.

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Increase
Three months ended March 31,	$1,311	44.3%	$725	18.8%	80.8%

The increase in sales and marketing expenses was a result of increases in labor costs, reductions in advertising costs for the EasyJoin process and equity-based compensation charges. These items accounted for 71%, (18)%, 36% of the increase in sales and marketing expense, respectively. Labor costs have increased primarily as a result of hiring additional employees since the first quarter of 2005. The EasyJoin process was launched in August 2004 and promotion of the program continued through July 2005 when the focus was shifted to larger publishers. Equity-based compensation charges are a result of adoption of SFAS 123(R), the re-pricing of options on March 9, 2006 and the grant of new options to employees. It is expected that sales and marketing expenses will increase in future quarters as we continue to increase sales and the related commissions and bad debts thereon, continue the hiring of additional employees and continue to record equity-based compensation in accordance with SFAS 123(R).

Connectivity and Network Costs

Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs and personnel costs.

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage (Decrease)
Three months ended March 31,	$210	7.1%	$211	5.5%	(0.5%)

Connectivity and network costs in the remaining quarters of 2006 are expected to be similar to amounts recorded in the current quarter.

Research and Development

Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems.

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Increase
Three months ended March 31,	$190	6.4%	$167	4.3%	13.8%

This increase in research and development expense was primarily due to increases in labor costs, including amounts for equity-based compensation. The increase in labor costs is a result of annual pay increases and the recognition of equity-based compensation amounts. Research and development expense in the remaining quarters of 2006 are expected to be slightly higher than amounts recorded in the current quarter.

General and Administrative

General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs, business taxes and professional service fees.

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Increase
Three months ended March 31,	$630	21.3%	$558	14.5%	12.9%

The increase in general and administrative expense was due to approximately a $160,000 increase in audit costs related to the completion of the 2005 annual audit and approximately a $115,000 decrease in costs associated with returning to the Nasdaq National Market in 2005. General and administrative expenses for the remaining quarters of 2006 are expected to be lower as than the current quarter audit fees are not expected to be as significant in the remaining quarters.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property and purchased email lists.

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Increase
Three months ended March 31,	$99	3.3%	$65	1.7%	52.3%

Depreciation and amortization in the current quarter has increased compared to the same period of the prior year. Although older assets have become fully depreciated recent acquisition of new computer equipment and software has resulted in depreciation and amortization expenses increasing. Depreciation and amortization is expected to be even higher in future quarters compared to the current quarter as a result of additional computer hardware and software purchases being made in the current year.

Interest Income

Interest income results from earnings on our available cash reserves and short-term investments. Interest income totaled $105,000 in the quarter ended March 31, 2006 and $21,000 in the same quarter of 2005. The increase in interest income is primarily a result of increased cash resulting from the receipt of approximately six million dollars from a private equity financing that was closed in March of 2005. Additionally there has been an increase in the average interest rate received. Interest income in future quarters is expected to be similar to amounts earned in the current quarter.

Income Taxes

No current or deferred federal income tax expense or benefit has been provided for any of the periods presented as we have incurred net tax losses from inception through the quarter ended March 31, 2006. Aptimus has provided full valuation allowances on the related net deferred tax assets because of the uncertainty regarding their realizability.

LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Net proceeds from the issuance of stock through March 31, 2006 totaled $73.3 million. As of March 31, 2006, we had approximately $10.2 million in cash and cash equivalents and short-term investments, providing working capital of $11.3 million. No off-balance sheet assets or liabilities existed at March 31, 2006, other than deferred tax assets that have been fully reserved.

Net cash provided by (used in) operating activities was $(267,000) and $174,000 for the three months ended March 31, 2006 and 2005, respectively. Cash used in operations during the three months ended March 31, 2006 and 2005 consisted of:

	Three months ended March 31,
	2006	2005
Cash received from customers	$3,359	$4,130
Cash paid to employees and vendors	(3,642)	(3,977)
Interest received	16	21
Interest paid	—	—
Net cash provided by (used in) operations	$(267)	$174

Net cash used in investing activities was $3.1 million and $159,000 in the three months ended March 31, 2006 and 2005, respectively. In the three months ended March 31, 2006, $59,000 was used for the purchase of additional computer equipment and software and $6.1 million was used for the purchase of short-term investments offset by proceeds of $3.1 million form the maturity of short-term investments. In the three months ended March 31, 2005, $159,000 was used for the purchase of additional software, equipment and intangible assets.

Net cash provided by financing activities was $22,000 and $5.8 million in the three months ended March 31, 2006 and 2005, respectively. In the three months ended March 31, 2006, net cash provided by financing activities resulted from $22,000 of proceeds from the issuance of common stock. In the three months ended March 31, 2005, net cash provided by financing activities resulted from $5.8 million of net proceeds from the issuance of common stock, primarily from a private placement in March 2005.

We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. This is based on the balance of cash, cash equivalents and short-term investments at March 31, 2006 and cash generated by operations during the year ended December 31, 2005. We currently anticipate spending an additional $450,000 to $550,000 on capital expenditures in 2006 in order to expand and improve our network infrastructure. Should our goal of maintaining returning to positive cash flow not be met, we may need to raise additional capital to meet our long-term operating requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS

No off-balance sheet arrangements existed as of March 31, 2006 except for the Company’s operating leases for operating facilities.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of the Annual Report on Form 10-K, filed with the SEC on March 16, 2006. We believe those areas subject to the greatest level of uncertainty are the allowance for doubtful accounts, the valuation allowance on deferred tax assets, equity-based compensation and depreciation of fixed and intangible assets. In addition to those areas subject to the greatest level of uncertainty revenue recognition is also considered a critical accounting policy.

Revenue Recognition

The Company currently derives revenue primarily from providing response-based advertising programs through a network of website distribution publishers.

Revenue earned for lead generation through the Aptimus network is based on a fee per lead and is recognized when the lead information is delivered to the client.

Revenues generated through network publishers and are recorded on a gross basis in accordance with Emerging Issues Task Force consensus 99-19 (EITF consensus 99-19). Fees paid to network publishers related to these revenues are shown as Cost of Revenue on the Statement of Operations. Aptimus shares a portion of the amounts it bills its advertiser clients with the third-party website owners or “publishers” on whose web properties Aptimus distributes the advertisements. While this “revenue share” approach is Aptimus’ primary payment model, it will as an alternative occasionally pay website owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the website.

The Company has evaluated the guidance provided by EITF consensus 99-19 as it relates to determining whether revenue should be recorded gross or net for the payments made to network publishers and opt-in email list owners. The Company has determined the recording of revenues gross is appropriate based upon the following factors:

•	Aptimus acts as a principal in these transactions;

•	Aptimus and its customer are the only companies identified in the signed contracts;

•	Aptimus and its customer are the parties who determine pricing for the services;

•	Aptimus is solely responsible to the client for fulfillment of the contract;

•	Aptimus bears the risk of loss related to collections

•	Aptimus determines how the offer will be presented across the network; and

•	Amounts earned are based on leads delivered and are not based on amounts paid to publishers.

Valuation Allowance for Deferred Tax Assets

SFAS 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. At March 31, 2006, our net deferred tax assets are approximately $23 million. Currently, a valuation allowance equal to the balance of the deferred tax assets has been recorded. This valuation allowance has been recorded, as the ability of the Company to utilize the deferred tax assets has not been assessed as being more likely than not.

Any change in the assessment of whether it is more likely than not that the deferred tax assets will be utilized will have a significant impact on the estimate of the valuation allowance. We believe the impact of the section 382 changes in control limitations may result in an inability to fully remove the valuation allowance. Should the ability of the company to utilize the deferred tax assets not be assessed as more likely than not, no reduction in the valuation allowance would be made.

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

	As of March 31,
	2006	2005
Current	0%	0%
Past due 1-30 days	0%	0%
Past due 31-60 days	25%	25%
Past due 61-90 days	50%	50%
Past due greater than 90 days	100%	100%

Additional metrics related to the allowance for doubtful accounts are as follow:

	As of March 31,
	2006	2005
Reserve balance	$205,000	$140,000
% Of overall AR reserved	9.0%	5.2%
Days sales outstanding (1)	65	61
    (1)    Days sales outstanding is calculated by dividing net accounts receivable by revenue for the preceding quarter divided by the number of days in the preceding quarter.

As of March 31, 2006 and 2005, reserves were based on applying the standard rates to the aging categories as no specific accounts were identified as needing to be reserved.

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

Equity-based Compensation

Aptimus accounts for equity-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). The Company uses the Black Scholes Merton option valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them “expected term”, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate and consequently, the related amount recognized on the consolidated statements of earning. An increase in the estimated fair values used would result in additional equity-based compensation being included in the applicable line item of the statement of operations and an increase in additional paid-in capital.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three months ended March 31, 2006 is $235,000 lower than if it had continued to account for share-based compensation under APB 25. The $235,000 of share-based compensation is comprised of the following components. On March 9, 2006 the Company re-priced 364,275 outstanding stock options that had an original exercise price between $14.43 and $17.59 per share. These options have been re priced to change the exercise price of these shares to $7.00 per share. This re pricing resulted in stock based compensation expense of $153,000 for the quarter. In addition, $55,000 of the share based compensation expense is related to existing options at the beginning of the year that had not yet vested and $23,000 of the expense is for additional option grant issuances during the quarter. In addition, there is $4,000 of stock based compensation recorded as a result of the company’s ESPP plan.

Share based compensation included in the statement of operation is as follows:

Three months ended March 31, 2006
Sales and marketing	$212
Internet and network	6
Research and development	10
General and administrative	7
Total Equity-based compensation	$235

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s cash equivalents are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of March 31, 2006, however, the Company’s cash equivalents mature within one month. As of March 31, 2006, the Company believes the reported amounts of cash equivalents to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

APTIMUS, INC.

Date: May 10, 2006	/s/ John A. Wade Name: John A. Wade Title: Chief Financial Officer, authorized officer and principal financial officer