Form 10-Q
period 2006-06-30
APTIMUS INC
filed 2006-08-09
CIK 1087277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant's Common Stock outstanding as of July 31, 2006 was 6,536,460.

APTIMUS, INC.

INDEX TO THE FORM 10-Q
For the quarterly period ended June 30, 2006

		Page

Part I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	18

Part II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5.	OTHER INFORMATION	19

ITEM 6.	EXHIBITS	20

SIGNATURES		22

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

APTIMUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$1,176	$4,349
Accounts receivable, net	2,398	2,498
Prepaid expenses and other assets	141	140
Marketable securities	8,725	6,091
Total current assets	12,440	13,078
Fixed assets, net	935	690
Intangible assets, net	8	20
Deposits	39	39
Total assets	$13,422	$13,827
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$855	$1,016
Accrued and other liabilities	1,052	325
Total current liabilities	1,907	1,341
Commitments and contingent Liabilities
Shareholders' equity
Common stock, no par value; 100,000 shares authorized, 6,536 and 6,528 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	69,245	69,223
Additional paid-in capital	3,210	2,850
Accumulated deficit	(60,940)	(59,587)
Total shareholders' equity	11,515	12,486
Total liabilities and shareholders’ equity	$13,422	$13,827

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$3,186	$4,483	$6,145	$8,335
Operating expenses:
Cost of revenues	1,607	2,036	2,970	3,502
Sales and marketing	1,310	735	2,621	1,460
Connectivity and network costs	229	209	439	420
Research and development	219	158	409	325
General and administrative	441	458	1,071	1,016
Depreciation and amortization	102	85	201	150
Loss (gain) on disposal of long-term	—	—	1	—
Total operating expenses	3,908	3,681	7,712	6,873
Operating income (loss)	(722)	802	(1,567)	1,462

Interest income	109	58	214	79
Gain on warrant liability	—	89	—	89
Net income (loss)	$(613)	$949	$(1,353)	$1,630
Earnings (loss) per share:
Basic	$(0.09)	$0.15	$(0.21)	$0.26
Diluted	$(0.09)	$0.12	$(0.21)	$0.22
Weighted average shares outstanding:
Basic	6,536	6,420	6,533	6,213
Diluted	6,536	7,704	6,533	7,538
The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,353)	$1,630
Adjustments to reconcile net loss to net cash provide by (used in) operating activities
Depreciation and amortization	201	149
Bad debt expense	13	70
Loss on disposal of long-term assets	1	—
Stock-based compensation	361	—
(Gain) on warrant liability	—	(89)
Amortization of discount on short-term investments	(192)	—
Changes in operating assets and liabilities:
Accounts receivable	86	(528)
Prepaid expenses and other assets	(1)	(20)
Accounts payable	(161)	(529)
Accrued and other liabilities	727	(63)
Net cash provided by (used in) operating activities	(318)	620
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(435)	(303)
Payments for intangible assets	—	(150)
Purchase of short-term investments	(11,694)	—
Sale of short-term investments	9,252	—
Net cash used in investing activities	(2,877)	(453)
CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock, net	22	5,863

Net cash provided by (used in) financing activities	22	5,863
Net increase (decrease) in cash and cash equivalents	(3,173)	6,030
Cash and cash equivalents at beginning of period	4,349	3,610
Cash and cash equivalents at end of period	$1,176	$9,640

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS

We are a results-based advertising network that distributes advertisements for direct marketing advertisers across a network of third-party web sites. In 2005 and prior years, we also distributed advertisements for direct marketing advertisers across company-owned and licensed email lists. Advertisers pay us only for the results that we deliver through one of four pricing models - (i) cost per click, (ii) cost per lead, (iii) cost per acquisition or (iv) cost per impression. We then share a portion of the amounts we bill to our advertiser clients with publishers and email list owners on whose web properties and email lists we distribute the advertisements. In addition, we occasionally pay web site owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the web site.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2006.

c) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant accounting policies and estimates underlying the accompanying financial statements include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	lives and recoverability of equipment;

•	deferred tax asset reserves;

•	stock-based compensation.

It is reasonably possible that the estimates we make may change in the future.

d) Revenue Recognition

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

e) Concentrations of credit risk

Concentrations of credit risk with respect to accounts receivable exist due to the large number of Internet based companies that we do business with. This risk is mitigated due to the wide variety of customers to which Aptimus provides services, as well as the customer’s dispersion across many different geographic areas In the quarters ended June 30, 2006 and 2005 our ten largest clients accounted for 63.0% and 53.8% of our revenues, respectively. During the quarter ended June 30, 2006 Valueclick and Emarketmakers accounted for 22.1% and 10.9% of our revenues, respectively. No other client accounted for more than 10% of our revenues. During the quarter ended June 30, 2005 Adteractive accounted for 13.8% of our revenues and no other client accounted for more than 10% of our revenues. For the six months ended June 30, 2006 and 2005 our ten largest clients accounted for 61.4% and 49.7% of our revenues, respectively. During the six months ended June 30, 2006 Prospective Direct, Valueclick and Vendare Group accounted for 14.3%, 12.6% and 11.5% of our revenues, respectively. No other client accounted for more than 10% of our revenues. During the six months ended June 30, 2005 Adteractive accounted for 12.9% of our revenues and no other client accounted for more than 10% of our revenues. As of June 30, 2006, one customer accounted for 24.1% of outstanding accounts receivable. As of December 31, 2005, two customers accounted for 34.4% and 17.2%, of outstanding accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable. For the quarters ended June 30, 2006 and 2005, user leads from our top five largest website publishers accounted for 62.1% and 41.9% of our total revenues, respectively. For the quarter ended June 30, 2006, user leads from the top two publishers accounting for 23.5% and 11.4% of revenues, respectively. For the quarter ended June 30, 2005, user leads from the top two publishers accounting for 12.5% and 10.3% of revenues, respectively. For the six-months ended June 30, 2006 and 2005, user leads from our top five largest website publishers accounted for 55.5% and 34.9% of our total revenues, respectively. For the six-months ended June 30, 2006, user leads from the top two publishers accounting for 24.8% and 11.6% of revenues, respectively. For the six-months ended June 30, 2005, user leads from the top two publishers accounting for 10.6% and 8.2% of revenues, respectively.

3. STOCK-BASED COMPENSATION

a) Stock Option Plans

Effective June 30, 1997, Aptimus approved the 1997 Stock Option Plan (the 1997 Plan) to provide for the granting of stock options for up to 2.4 million shares to employees, directors and consultants of Aptimus to acquire ownership in Aptimus and provide them with incentives for their service. As of June 30, 2006, under the terms of the 1997 Plan, 34,856 shares of common stock remain unissued and not subject to outstanding options and have been reserved for issuance to plan participants.

Effective June 12, 2001, the shareholders approved the 2001 Stock Plan (the 2001 Plan) to provide for the granting of stock options and restricted stock for up to 2.4 million shares to employees, directors and consultants of Aptimus to provide them with incentives for their service. At the Company’s 2005 Annual Meeting of Shareholders held on June 8, 2006, the shareholders approved modification of the 2001 Stock Plan to allow the grant of stock appreciation rights. As of June 30, 2006, under the terms of the 2001 Plan, 720,267 shares of common stock remain unissued and not subject to outstanding options and have been reserved for issuance to plan participants.

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

On December 22, 2005 the Board of Directors approved the acceleration of vesting on the unvested portion of certain "out-of-the money" non-qualified stock options previously awarded to employees, officers and directors with option exercise prices greater than $13.97 to be effective as of December 31, 2005. The Company's directors, executive officers, and certain senior-level managers, prior to the acceleration effective date, entered into a Resale Restriction Agreement that imposes restrictions on the sale of any shares received through the exercise of accelerated options until the earlier of the original vesting dates set forth in the option or the individual holder’s termination of employment or Board service, as the case may be. The accelerated options represented approximately 23% of the total of all outstanding Company options. The Board of Directors' decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the applicable effective date of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” ("SFAS 123(R)"). SFAS 123(R) requires companies to recognize the grant-date fair value of stock options issued to employees as an expense in the income statement and, as of the applicable effective date, will require the Company to recognize the compensation costs related to share-based payment transactions, including stock options. In addition, the Board of Directors considered that because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of incentive compensation, employee retention and goal alignment. The acceleration of the vesting of these options resulted in approximately $3.0 million of additional pro-forma stock-based employee compensation expense as determined under the fair value based method for the year ended December 31, 2005.

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). No stock-based employee compensation cost was recognized in the Statement of Operations for the three months and six months ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) Share-Based Payment, (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The compensation cost for share-based payments granted subsequent to January 1, 2006 are expensed using a straight-line attribution methodology as permitted by SFAS 123(R). The compensation cost for share-based payments granted prior to January 1, 2006 are expensed using the accelerated attribution methodology of FASB Interpretation No. 28 (FIN 28) as previously included in the Company’s pro forma disclosures. Results for prior periods have not been restated.

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

A summary of option activity and stock options outstanding under the Plans is presented below:

	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2005	1,697	$5.67
Options granted	336	5.38
Options exercised	(4)	0.43
Options forfeited	(21)	11.41
Outstanding, June 30, 2006	2,008	4.11	7.25	$9,921
Exercisable June 30, 2006	1,591	$3.70	6.65	$8,666

The aggregate intrinsic value in the table above is, before applicable income taxes, based on the Company’s closing stock price of $8.70 on the last business day of the period ended June 30, 2006, which would have been received by the optionees had all options been exercised on that date. As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 3.2 years. During the six months ended June 30, 2006, the intrinsic value of stock options exercised was $17,000. During the six months ended June 30, 2006, the total fair value of options vested was $132,000.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three months ended June 30, 2006 is $126,000 lower and $361,000 lower for the six months ended June 30, 2006 than if it had continued to account for share-based compensation under APB 25. The six months ended June 30, 2006 $361,000 of stock-based compensation is comprised of the following components. On March 9, 2006 the Company re-priced 364,275 outstanding stock options that had an original exercise price between $14.43 and $17.59 per share. These options were re-priced to change the exercise price of these shares to $7.00 per share. This re-pricing resulted in stock-based compensation expense of $153,000 in the six months ended June 30, 2006. In addition, $108,000 of the stock based compensation expense is related to existing options at the beginning of the year that had not yet vested and $84,000 of the expense is for additional option grant issuances during the six months. In addition, there is $16,000 of stock based compensation recorded as a result of the company’s ESPP plan.

The impact of adopting SFAS 123(R) on basic and diluted loss per share for the three and six months ended June 30, 2006 was $(0.02) and $(0.06), respectively. Share based compensation included in the statement of operation is as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006

Sales and marketing	$111	$323
Connectivity and network	6	12
Research and development	2	12
General and administrative	7	14
Total Stock-based compensation	$126	$361

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

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income (loss), as reported	$949	$1,630
Add: Total stock-based employee compensation expense, included in the determination of net income as reported, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(579)	(678)
Pro forma net income (loss)	$370	$952

Earnings per share:
Basic - as reported	$0.15	$0.26
Basic - pro forma	$0.06	$0.15
Diluted - as reported	$0.12	$0.22
Diluted - pro forma	$0.05	$0.13

b) Employee Stock Purchase Plan

The Company adopted the ESPP in April 2000. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed description of the ESPP. There were 4,447 and 3,505 shares issued for the ESPP periods that ended in the six months ended June 30, 2006 and 2005, respectively.

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

The following table sets forth the computation of the numerators and denominators in the basic and diluted earnings (loss) per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation as their effect on earnings (loss) per share is anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) (A)	$(613)	$949	$(1,353)	$1,630
Denominator:
Weighted average outstanding shares of common stock (B)	6,536	6,420	6,533	6,213
Weighted average dilutive effect of options to purchase common stock	-	1,175	-	1,215
Weighted average dilutive effect of warrants to purchase common stock	-	109	-	110
Weighted average common stock and common stock equivalents (C)	6,536	7,704	6,533	7,538

Earnings (loss) per share:
Basic (A/B)	$(0.09)	$0.15	$(0.21)	$0.26
Diluted (A/C)	$(0.09)	$0.12	$(0.21)	$0.22

Antidilutive securities excluded consist of the following:
Options to purchase common stock	2,008	22	2,008	22
Warrants to purchase common stock	167	91	167	70
	2,175	113	2,175	92

5.  Contingencies

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

Guarantees and Indemnifications

The following is a summary of our agreements that we have determined are within the scope of Interpretation No. 45, or FIN 45, which are separately grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006.

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

Focus in current quarter

A continued key focus of ours has been expanding both the number of publishers and the number of offers in our network. In addition, we are repeatedly looking to increase the quality of leads delivered, measured by resultant end value for our Clients. To this end, we have added a number of employees to both our sales and business development teams over the last year. Our Business Development employees job is to focus exclusively on adding new publishers to our network and expanding our relationships with current publishers. Our Sales team’s focus is to add new and compelling Client offers into the Aptimus network. Our lead volumes remain concentrated among a limited number of top performing publishers. While our goal is to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.

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

The key factors impacting revenues in the current quarter when compared to the previous years quarter were the discontinuation of our email marketing business in the fourth quarter of last year and annual decreases in impression volumes from some of our more promotionally oriented publishers. Moving forward, Aptimus has chosen to focus its energies on the significant top 100 publishers and as we grow that base of large publishers which tend to have a higher quality of lead for our Clients. Also, because we are publisher concentrated at this stage, our impression volumes are more closely tied to the seasonality of the individual publishers. Also impacting our second quarter revenues was mandate to focus on lead quality delivered to our clients. We have spent considerable amount of time and energy improving the quality of leads through improved validations and working with larger publishers which we feel will improve our clients satisfaction.

Concentrations

Given the importance of transacting consumers to our business, a key focus of our business development efforts has been to expand the number of publishers participating in our network. Because we remain at an early stage in the focused development of our distribution network, our lead volumes are concentrated among a limited number of top performing publishers. For the quarters ended June 30, 2006 and 2005, user leads from our top five largest website publishers accounted for 62.1% and 41.9% of our total revenues, respectively. For the quarter ended June 30, 2006, user leads from the top two publishers accounting for 23.5% and 11.4% of revenues, respectively. For the quarter ended June 30, 2005, user leads from the top two publishers accounting for 12.5% and 10.3% of revenues, respectively. For the six-months ended June 30, 2006 and 2005, user leads from our top five largest website publishers accounted for 55.5% and 34.9% of our total revenues, respectively. For the six-months ended June 30, 2006, user leads from the top two publishers accounting for 24.8% and 11.6% of revenues, respectively. For the six-months ended June 30, 2005, user leads from the top two publishers accounting for 10.6% and 8.2% of revenues, respectively. The concentration of revenue among our five largest website publishers decreased as a result of our continued focus to expand the number of publishers in our network. While our goal is to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.

In the quarters ended June 30, 2006 and 2005 our ten largest clients accounted for 63.0% and 53.8% of our revenues, respectively. During the quarter ended June 30, 2006 Valueclick and Emarketmakers accounted for 22.1% and 10.9% of our revenues, respectively. No other client accounted for more than 10% of our revenues. During the quarter ended June 30, 2005 Adteractive accounted for 13.8% of our revenues and no other client accounted for more than 10% of our revenues. For the six months ended June 30, 2006 and 2005 our ten largest clients accounted for 61.4% and 49.7% of our revenues, respectively. During the six months ended June 30, 2006 Prospective Direct, Valueclick and Vendare Group accounted for 14.3%, 12.6% and 11.5% of our revenues, respectively. No other client accounted for more than 10% of our revenues. During the six months ended June 30, 2005 Adteractive accounted for 12.9% of our revenues and no other client accounted for more than 10% of our revenues. The percentage of revenue represented by our ten largest clients when compared to the same quarter of 2005 has increased due to a number of our presented offers being derived from offer consolidators, in which one client has many offer clients that they represent. We expect our revenues to be composed of a similar mix of large and small advertiser clients in the immediate future.

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

Revenues and revenue information are summarized in the following tables:

(In thousands, except percentages)	2006	2005	Percentage Change
Three months ended June 30,	$3,186	$4,483	(28.9)%
Six months ended June 30,	$6,145	$8,335	(26.3)%

	Three months ending June 30,
(Page impressions in thousands)	2006	2005	Percentage Change
Core placement CPM	$219.61	$263.58	(16)%
Core placement page impressions	10,717	12,066	(11)%

Percentage of revenue from core placements	73.9%	70.9%	4%
Other placement CPM	$19.34	$18.79	3%
Other placement page impressions	43,066	39,472	9%

Percentage of revenue from other placements	26.1%	16.6%	58%
Percentage of revenue from email & other programs	0.0%	12.5%	(100)%

While the core CPM declined in the current quarter compared to the same quarter of 2005 it remained at a level consistent with the previous quarter of $216. Core impressions also declined from the previous years quarter as a result of a decrease in the number of impressions provided by what we considered lesser quality promotionally oriented publisher placements. The average core CPM will generally fluctuate from period to period depending on both the mix of client offers and the type of publisher placements running in the network at any given time. Revenues in the current quarter sequentially increased from the quarter ended March 31, 2006 by 8%. We expect core and non core impression oriented revenue in future quarters to grow from quarter to quarter as we plan to continue to expand our network with new publisher placements and additional client offers.

Revenue from email programs in the current quarter has decreased to $0 compared to the second quarter of 2005 as we discontinued our email activities in December 2005. We expect revenues from email programs for the foreseeable future to be zero.

Cost of revenue

Costs of revenues consist of fees owed to network distribution publishers and in 2005 and earlier included opt-in email list owners based on revenue generating activities created in conjunction with these publishers.

Cost of revenue is summarized in the following table:

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Change
Three months ended June 30,	$1,607	50.4%	$2,036	45.4%	(21.1)%
Six months ended June 30,	$2,970	48.3%	$3,502	42.0%	(15.2)%

Cost of revenues, in dollars, has decreased for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 primarily as a result of the decrease in total revenue. However cost of revenues as a percentage of revenue has sequentially increased from 45% to 50%. The increase as a percentage of revenue is a result of both the decrease in email revenues, that historically provided a lower cost of revenue, and an increase in the publisher fee payout percentage being paid to our publishers. Publisher fees are expected to normalize at around 50% to 55% of revenues in the foreseeable future.

Sales and Marketing

Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs.

Sales and marketing expenses are summarized in the following table:

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Change
Three months ended June 30,	$1,310	41.1%	$735	16.4%	78.2%
Six months ended June 30,	$2,621	42.7%	$1,460	17.5%	79.5%

The increase in sales and marketing expenses for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 was a result of increases in labor costs, reductions in advertising costs for the EasyJoin process and stock-based compensation charges. For the three months ended June 30, 2006, these items accounted for 75%, (10)%, 18% of the increase in sales and marketing expense, respectively. For the six months ended June 30, 2006, the increase in sales and marketing expenses are similar to those for the three months ended June 30, 2006. Labor costs have increased primarily as a result of hiring additional employees since the second quarter of 2005. The EasyJoin process, which was targeted at smaller publishers, was launched in August 2004 and promotion of the program continued through July 2005 when the company’s focus was shifted to larger publishers. Stock-based compensation charges are a result of adoption of SFAS 123(R), the re-pricing of options on March 9, 2006 and the grant of new options to employees. It is expected that sales and marketing expenses will increase in future quarters as we continue to increase sales and the related commissions thereon, along with the hiring of additional employees and additional stock-based compensation required to be expensed in accordance with SFAS 123(R).

Connectivity and Network Costs

Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs and personnel costs.

Connectivity and network costs are summarized in the following table:

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Change
Three months ended June 30,	$229	7.2%	$209	4.7%	9.6%
Six months ended June 30,	$439	7.1%	$420	5.0%	4.5%

Connectivity and network costs remained consistent for the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005. Such costs are expected to be similar in future periods.

Research and Development

Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems.

Research and development expenses are summarized in the following table:

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Change
Three months ended June 30,	$219	6.9%	$158	3.5%	38.6%
Six months ended June 30,	$409	6.7%	$325	3.9%	25.8%

The increase in research and development expenses for the three and six months ended June 30, 2006 compared to the corresponding periods in 2005 was primarily due to increases in labor costs, including amounts for stock-based compensation. The increase in labor costs is a result of annual pay increases and the recognition of stock-based compensation amounts. Research and development expense in the remaining quarters of 2006 are expected to be slightly higher than amounts recorded in the current quarter as a result of the current years planned annual pay increases and additional stock-based compensation amounts.

General and Administrative

General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs, business taxes and professional service fees.

General and administrative expenses are summarized in the following table:

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Change
Three months ended June 30,	$441	13.8%	$458	10.2%	(3.7)%
Six months ended June 30,	$1,071	17.4%	$1,016	12.2%	5.4%

General and administrative expense for the three and six months ended June 30, 2006 is relatively consistent when compared to the corresponding periods in 2005. General and administrative expenses for the remaining quarters of 2006 are expected to be approximately 10% to 15% higher than the current quarter as the Company anticipates adding two additional accounting staff.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property and purchased email lists.

Depreciation and amortization expenses are summarized in the following table:

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Change
Three months ended June 30,	$102	3.2%	$85	1.9%	20.0%
Six months ended June 30,	$201	3.3%	$150	1.8%	34.0%

The increases in depreciation and amortization for the three and six months ended June 30, 2006 compared to the corresponding period of the prior year primarily due to acquisitions of new computer equipment and software resulting in additional depreciation and amortization expenses. Depreciation and amortization is expected to be even higher in future quarters compared to the current quarter as a result of additional computer hardware and software purchases being made in the current year.

Interest Income

Interest income results from earnings on our available cash reserves and short-term investments. Interest income totaled $214,000 and $109,000 in the six months and three months ended June 30, 2006, respectively compared to $79,000 and $58,000 in the respective periods of 2005. The increase in interest income is primarily a result of increased cash resulting from the receipt of approximately six million dollars from a private equity financing that was closed in March of 2005. Additionally there has been an increase in the average interest rate received over the comparable periods. Interest income in future quarters is expected to be similar to amounts earned in the current quarter.

Income Taxes

No current or deferred federal income tax expense or benefit has been provided for any of the periods presented as we have incurred net tax losses from inception through the quarter ended June 30, 2006. Aptimus has provided full valuation allowances on the related net deferred tax assets because of the uncertainty regarding their realizability.

LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Net proceeds from the issuance of stock through June 30, 2006 totaled $73.3 million. As of June 30, 2006, we had approximately $9.9 million in cash and cash equivalents and short-term investments, and working capital of $10.5 million.

Net cash provided by (used in) operating activities was $(318,000) and $620,000 for the six months ended June 30, 2006 and 2005, respectively. Cash used in operations during the six months ended June 30, 2006 and 2005 consisted of:

	Six months ended June 30,
	2006	2005
Cash received from customers	$5,823	$7,848
Cash paid to employees and vendors	(6,233)	(7,286)
Interest received	92	58

Net cash provided by (used in) operations	$(318)	$620

Net cash used in investing activities was $2.9 million and $453,000 in the six months ended June 30, 2006 and 2005, respectively. In the six months ended June 30, 2006, $435,000 was used for the purchase of additional computer equipment and software and $11.7 million was used for the purchase of short-term investments offset by proceeds of $9.3 million from the maturity of short-term investments. In the six months ended June 30, 2005, $303,000 was used for the purchase of additional computer hardware and software and $150,000 was used for the purchase of the intangible assets of Neighbornet.

Net cash provided by financing activities was $22,000 and $5.9 million in the six months ended June 30, 2006 and 2005, respectively. In the six months ended June 30, 2006, net cash provided by financing activities resulted from $22,000 of proceeds from the issuance of common stock. In the six months ended June 30, 2005, net cash provided by financing activities resulted from $5.9 million of net proceeds from the issuance of common stock, primarily from a private placement in March 2005.

We believe our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and capital expenditures for the foreseeable future. This is based on the balance of cash, cash equivalents and short-term investments at June 30, 2006. We currently anticipate spending an additional $150,000 to $250,000 on capital expenditures in 2006, on top of the $435,000 invested to date this year, in order to expand and improve our network infrastructure. Should our goal of maintaining returning to positive cash flow not be met, we may need to raise additional capital to meet our long-term operating requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS

No off-balance sheet arrangements existed as of June 30, 2006.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of the Annual Report on Form 10-K, filed with the SEC on March 16, 2006. We believe those areas subject to the greatest level of uncertainty are the allowance for doubtful accounts, the valuation allowance on deferred tax assets, stock-based compensation and depreciation of fixed and intangible assets. In addition to those areas subject to the greatest level of uncertainty revenue recognition is also considered a critical accounting policy.

Stock-based Compensation

Aptimus accounts for Stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). The Company uses the Black Scholes Merton option valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them “expected term”, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate and consequently, the related amount recognized on the consolidated statements of earning. An increase in the estimated fair values used would result in additional Stock-based compensation being included in the applicable line item of the statement of operations and an increase in additional paid-in capital.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three months ended June 30, 2006 is $126,000 lower and $361,000 lower for the six months ended June 30, 2006 than if it had continued to account for share-based compensation under APB 25. The six months ended June 30, 2006 $361,000 of stock-based compensation is comprised of the following components. On March 9, 2006 the Company re-priced 364,275 outstanding stock options that had an original exercise price between $14.43 and $17.59 per share. These options were re-priced to change the exercise price of these shares to $7.00 per share. This re-pricing resulted in stock-based compensation expense of $153,000 in the six months ended June 30, 2006. In addition, $108,000 of the stock based compensation expense is related to existing options at the beginning of the year that had not yet vested and $84,000 of the expense is for additional option grant issuances during the six months. In addition, there is $16,000 of stock based compensation recorded as a result of the company’s ESPP plan.

Stock-based compensation included in the statement of operation is as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006

Sales and marketing	$111	$323
Connectivity and network	6	12
Research and development	2	12
General and administrative	7	14
Total Stock-based compensation	$126	$361

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s cash equivalents and marketable securities are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of June 30, 2006, however, the Company’s cash equivalents mature within three months from the date of purchase and all of the marketable securities mature within three months of June 30, 2006. As of June 30, 2006, the Company believes the reported amounts of cash equivalents to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2005 Annual Meeting of Shareholders held on June 8, 2006, John B. Balousek, Timothy C. Choate, Eric Helgeland, Robert W. Wrubel and Bob Bejan were each elected as a director of the company, to serve until the next Annual Meeting of Shareholders and until his successor is elected and qualified. In addition, Our shareholders ratified the selection of Moss Adams LLP as the company's independent registered public accounting firm. In addition, our shareholders approved the amendment to the company’s 2001 Stock Plan authorizing the issuance of stock appreciation rights under the plan.

(a) Election of a Board of Directors consisting of the following four (4) directors:

NAME	VOTES FOR	VOTES WITHHELD
John B. Balousek	4,501,419	270,111
Timothy C. Choate	4,592,793	178,737
Eric Helgeland	4,552,945	218,585
Robert W. Wrubel	4,592,793	178,737
Bob Bejan	4,552,945	218,585

(b) The proposal to ratify the selection of Moss Adams LLP as the company’s independent registered public accounting firm passed with the following vote results: 4,754,085 for; 12,775 against and 4,670 abstain.

(c) The proposal to approve the amendment to the company’s 2001 Stock Plan authorizing the issuance of stock appreciation rights passed with the following vote results: 1,883,968 for;54,910 against; 28,790 abstained and 2,803,862 broker non-votes.

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

APTIMUS, INC.

Date: August 10, 2006	/s/ John A. Wade Name: John A. Wade Title: Chief Financial Officer, authorized officer and principal financial officer