Form 10-Q
period 2006-09-30
APTIMUS INC
filed 2006-11-09
CIK 1087277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________.

Commission file number 0-27065

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

The number of shares of the registrant's Common Stock outstanding as of November 1, 2006 was 6,552,633.

APTIMUS, INC.

INDEX TO THE FORM 10-Q
For the quarterly period ended September 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

APTIMUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$5,961	$4,349
Accounts receivable, net	3,704	2,498
Prepaid expenses and other assets	197	140
Marketable securities	-	6,091
Total current assets	9,862	13,078
Fixed assets, net	901	690
Goodwill	3,028	-
Intangible assets, net	2,672	20
Deposits	158	39
Total assets	$16,621	$13,827
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$1,894	$1,016
Accrued and other liabilities	1,097	325
Current portion of notes payable	2,763	-
Total current liabilities	5,754	1,341
Shareholders' equity
Common stock, no par value; 100,000 shares authorized, 6,553 and 6,528 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	69,328	69,223
Additional paid-in capital	3,462	2,850
Accumulated deficit	(61,923)	(59,587)
Total shareholders' equity	10,867	12,486
Total liabilities and shareholders’ equity	$16,621	$13,827

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$4,608	$3,879	$10,753	$12,214
Operating expenses:
Cost of revenues	2,538	1,986	5,508	5,488
Sales and marketing	1,797	1,016	4,418	2,476
Connectivity and network costs	275	186	714	606
Research and development	230	169	639	494
General and administrative	641	492	1,712	1,508
Depreciation and amortization	147	101	348	251
Loss (gain) on disposal of long-term	—	—	1	—
Total operating expenses	5,628	3,950	13,340	10,823
Operating income (loss)	(1,020)	(71)	(2,587)	1,391

Interest income	61	81	275	160
Interest expense	(24)	—	(24)	—
Gain on warrant liability	—	—	—	89
Net income (loss)	$(983)	$10	$(2,336)	$1,640
Earnings (loss) per share:
Basic	$(0.15)	$0.00	$(0.36)	$0.26
Diluted	$(0.15)	$0.00	$(0.36)	$0.21
Weighted average shares outstanding:
Basic	6,541	6,469	6,536	6,299
Diluted	6,541	7,663	6,536	7,962

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,336)	$1,640
Adjustments to reconcile net loss to net cash provide by (used in) operating activities
Depreciation and amortization	348	251
Bad debt expense	32	80
Loss on disposal of long-term assets	1	—
Stock-based compensation	612	—
(Gain) on warrant liability	—	(89)
Amortization of discount on short-term investments	(244)	(16)
Changes in operating assets and liabilities:
Accounts receivable	(1,238)	39
Prepaid expenses and other assets	(176)	(58)
Accounts payable	878	(886)
Accrued and other liabilities	772	195
Net cash provided by (used in) operating activities	(1,351)	1,156
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(512)	(345)
Payments for intangible assets	(5,728)	(9)
Acquisition of business	—	(150)
Purchase of short-term investments	(17,315)	(2,999)
Sale of short-term investments	23,650	—
Net cash used in investing activities	95	(3,503)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from line of credit	2,763	—
Issuance of common stock, net	105	6,263
Costs of issuance of common stock	—	(267)
Net cash provided by financing activities	2,868	5,996
Net increase in cash and cash equivalents	1,612	3,649
Cash and cash equivalents at beginning of period	4,349	3,610
Cash and cash equivalents at end of period	$5,961	$7,259

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

On August 17, 2006, the Company acquired substantially all of the assets and certain liabilities of High Voltage Interactive, Inc. (HVI), an Internet marketing and lead generation firm, for $6.0 million cash. HVI is an online marketing firm specializing in recruitment and enrollment solutions for the higher education marketplace. The HVI network manages a targeted network of publishers and affiliates focused on career and education.

The results of operations of HVI have been included in the accompanying condensed consolidated financial statements from the date of the acquisition. See Note 7 for additional details of the transaction.

2. SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aptimus and its wholly owned subsidiaries High Voltage Interactive, LLC and Neighbornet, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2006.

c) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant accounting policies and estimates underlying the accompanying financial statements include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	lives and recoverability of equipment;

•	deferred tax asset reserves;

•	stock-based compensation;

•	business combinations.

It is reasonably possible that the estimates we make may change in the future.

d) Revenue Recognition

The Company currently derives revenue primarily from providing response-based advertising programs through a network of websites.

Revenue earned for lead generation through the Aptimus network is based on a fee per lead and is recognized when the lead information is delivered to the client. Revenue earned for e-mail mailings can be based on a fee per lead, a percentage of revenue earned from the mailing, or a cost per thousand e-mails delivered. Revenue from e-mail mailings delivered on a cost per thousand basis is recognized when the e-mail is delivered. Revenue from e-mail mailings sent on a fee per lead or a percentage of revenue earned from the mailing basis is recognized when amounts are determinable, generally when the customer receives the leads. . Reference to e-mail revenues herein is for use when comparing historical periods as effective December 2005, Aptimus has indefinitely suspended its e-mail marketing efforts.

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

e) Concentrations of credit risk

Concentrations of credit risk with respect to accounts receivable exist due to the large number of Internet based companies that we do business with. This risk is mitigated due to the wide variety of customers to which Aptimus provides services, as well as the customer’s dispersion across many different geographic areas in the quarters ended September 30, 2006 and 2005 our ten largest clients accounted for 48.7% and 60.0% of our revenues, respectively. During the quarter ended September 30, 2006 the Vendare Group (Emarketmakers) accounted for 10.5% of our revenues. No other client accounted for more than 10% of our revenues. During the quarter ended September 30, 2005 Prospective Direct accounted for 10.8% of our revenues, Adteractive accounted for 10.7% of our revenues and no other client accounted for more than 10% of our revenues. For the nine months ended September 30, 2006 and 2005 our ten largest clients accounted for 51.6% and 49.5% of our revenues, respectively. During the nine months ended September 30, 2006 the Vendare Group (Emarketmakers) accounted for 11.1% of our revenues. No other client accounted for more than 10% of our revenues. During the nine months ended September 30, 2005 Adteractive accounted for 12.2% of our revenues and no other client accounted for more than 10% of our revenues. As of September 30, 2006, no customers accounted for more than 10.0% of outstanding accounts receivable.

The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable. For the quarters ended September 30, 2006 and 2005, user leads from our top five largest website publishers accounted for 42.2% and 49.9% of our total revenues, respectively. For the quarter ended September 30, 2006, user leads from the top two publishers accounting for 18.7% and 7.8% of revenues, respectively. For the quarter ended September 30, 2005, user leads from the top two publishers accounting for 13.6% and 13.1% of revenues, respectively. For the nine months ended September 30, 2006 and 2005, user leads from our top five largest website publishers accounted for 50.2% and 49.5% of our total revenues, respectively. For the nine months ended September 30, 2006, user leads from the top two publishers accounting for 23.2% and 9.4% of revenues, respectively. For the nine months ended September 30, 2005, user leads from the top two publishers accounting for 10.6% and 8.2% of revenues, respectively.

3. STOCK-BASED COMPENSATION

a) Stock Option Plans

Effective June 30, 1997, Aptimus approved the 1997 Stock Option Plan (the 1997 Plan) to provide for the granting of stock options for up to 2.4 million shares to employees, directors and consultants of Aptimus to acquire ownership in Aptimus and provide them with incentives for their service. As of September 30, 2006, under the terms of the 1997 Plan, 38,856 shares of common stock remain unissued and not subject to outstanding options and have been reserved for issuance to plan participants.

Effective June 12, 2001, the shareholders approved the 2001 Stock Plan (the 2001 Plan) to provide for the granting of stock options and restricted stock for up to 2.4 million shares to employees, directors and consultants of Aptimus to provide them with incentives for their service. At the Company’s 2005 Annual Meeting of Shareholders held on June 8, 2006, the shareholders approved modification of the 2001 Stock Plan to allow the grant of stock appreciation rights. As of September 30, 2006, under the terms of the 2001 Plan, 510,267 shares of common stock remain unissued and not subject to outstanding options and have been reserved for issuance to plan participants.

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

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). No stock-based employee compensation cost was recognized in the Statement of Operations for the three months and nine months ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) Share-Based Payment, (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The compensation cost for share-based payments granted subsequent to January 1, 2006 are expensed using a straight-line attribution methodology as permitted by SFAS 123(R). The compensation cost for share-based payments granted prior to January 1, 2006 are expensed using the accelerated attribution methodology of FASB Interpretation No. 28 (FIN 28) as previously included in the Company’s pro forma disclosures. Results for prior periods have not been restated.

In conjunction with the acquisition of High Voltage Interactive, Inc., the Company issued 200,000 restricted shares of common stock to certain key employees of the acquired company. The restriction on the shares lapses in three annual increments measured from the closing date under the condition that the specific key employees remain with the Company during the three year period. 115,000 of Shares were issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act for sales to accredited investors, as that term is defined in Rule 501(a) of Regulation D, and 85,000 of the Shares were issued pursuant to the Company’s 2001 Stock Plan and corresponding Registration Statement on Form S-8. The company will recognize compensation expense over the three year vesting terms of the restricted stock grants under the guidelines of SFAS 123R.

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

A summary of option activity and stock options outstanding under the Plans is presented below:

	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2005	1,697	$5.67
Options granted	546	5.07
Options exercised	(9)	4.08
Options forfeited	(25)	10.70
Outstanding, September 30, 2006	2,209	5.47	6.87	$8,962
Exercisable September 30, 2006	1,596	$2.67	6.40	$11,172

The aggregate intrinsic value in the table above is, before applicable income taxes, based on the Company’s closing stock price of $7.00 on the last business day of the period ended September 30, 2006, which would have been received by the optionees had all options been exercised on that date. As of September 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.9 million, which is expected to be recognized over a weighted average period of approximately 3.5 years. During the nine months ended September 30, 2006, the intrinsic value of stock options exercised was $18,000. During the nine months ended September 30, 2006, the total fair value of options vested was $198,000.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three months ended September 30, 2006 is $251,000 lower and $612,000 lower for the nine months ended September 30, 2006 than if it had continued to account for share-based compensation under APB 25. The nine months ended September 30, 2006 includes $153,000 of stock-based compensation that was the result of the March 9, 2006 re-pricing of 364,275 outstanding stock options that had an original exercise price between $14.43 and $17.59 per share. These options were re-priced to change the exercise price of these shares to $7.00 per share. This re-pricing resulted in stock-based compensation expense of $153,000 in the nine months ended September 30, 2006.

The impact of adopting SFAS 123(R) on basic and diluted loss per share for the three and nine months ended September 30, 2006 was $(0.04) and $(0.10), respectively. Share based compensation included in the statement of operation is as follows:

	Three months ended September 30, 2006	Nine months ended September 30, 2006

Sales and marketing	$224	$547
Connectivity and network	9	21
Research and development	11	23
General and administrative	7	21
Total Stock-based compensation	$251	$612

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

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income (loss), as reported	$10	$1,640
Add: Total stock-based employee compensation expense, included in the determination of net income as reported, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(695)	(1,373)
Pro forma net income (loss)	$(685)	$267

Earnings per share:
Basic - as reported	$0.00	$0.26
Basic - pro forma	$(0.11)	$0.04
Diluted - as reported	$0.00	$0.21
Diluted - pro forma	$(0.11)	$0.03

b) Employee Stock Purchase Plan

The Company adopted the ESPP in April 2000. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed description of the ESPP. There were 15,620 and 7,171 shares issued for the ESPP periods that ended in the nine months ended September 30, 2006 and 2005, respectively.

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

The following table sets forth the computation of the numerators and denominators in the basic and diluted earnings (loss) per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation as their effect on earnings (loss) per share is anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) (A)	$(983)	$10	$2,336	$1,640
Denominator:
Weighted average outstanding shares of common stock (B)	6,541	6,469	6,536	6,299
Weighted average dilutive effect of options to purchase common stock	-	1,086	-	1,554
Weighted average dilutive effect of warrants to purchase common stock	-	108	-	109
Weighted average common stock and common stock equivalents (C)	6,541	7,663	6,536	7,962

Earnings (loss) per share:
Basic (A/B)	$(0.15)	$0.00	$(0.36)	$0.26
Diluted (A/C)	$(0.15)	$0.00	$(0.36)	$0.21

Antidilutive securities excluded consist of the following:
Options to purchase common stock	309	59	2,124	20
Warrants to purchase common stock	91	91	167	70
	400	150	2,291	90

5.	CONTINGENCIES

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

Guarantees and Indemnifications

The following is a summary of our agreements that we have determined are within the scope of Interpretation No. 45, or FIN 45, which are separately grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2006.

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

6. LINE OF CREDIT

In August 2006, the Company obtained a $5.0 million line-of-credit from a commercial bank, with a term of one year, which is renewable at the Company's option, and is secured by the Company's assets. The company used $2.8 million of the line to purchase of High Voltage Interactive, Inc. The available line of credit is based on eligible accounts receivables (excludes over 90 day old AR) and is for a 1 year term. The amount available under the line at September 30, 2006 was $2.8 million. Advances on the line bear interest, on the outstanding daily balance thereof, at a variable rate equal to :(i) one quarter of one percent (0.25%) above the Prime Rate if Company’s total cash maintained at the bank is less than $2.0 million, (ii) the Prime Rate if the Company’s total cash maintained at the bank is at least $2.0 million but less than $5.0 million and (iii) one quarter of one percent (0.25%) below the Prime Rate if the Company’s total cash maintained at the bank is greater than $5.0 million. At September 30, 2006 the prime rate of 8.25 percent was charged on the outstanding balance. At September 30, 2006 there was $2.8 million available and outstanding under the line-of-credit.

7. ACQUISITION

Effective August 17, 2006, the Company acquired substantially all of the assets and certain enumerated liabilities of High Voltage Interactive, Inc. (HVI), an Internet marketing and lead generation firm for $6.0 million cash. The Company believes the acquisition will create a full-service offering to help acquire, retain and extend relationships with customers.

The acquisition was accounted for under the purchase method of accounting. The results of operations of HVI have been included in the accompanying condensed consolidated financial statements from the dated of the acquisition. In connection with the acquisition, the Company paid $6.0 million in cash and incurred negligible transaction related expenses, for a total initial purchase price of $6.0 million.

As of June 30, 2006, the purchase price allocation associated with this acquisition is preliminary and subject to finalization. The preliminary purchase price allocation is as follows (in thousands):

Goodwill	$3,028
Trade name	1,100
Customer relationships	1,600
Net book value of acquired assets and liabilities which approximate fair value	272

Total preliminary purchase price	$6,000

In conjunction with the acquisition, the Company issued 200,000 shares of restricted common stock to certain key employees of the acquired company. The restriction on the shares lapses in respect to specified amounts in three annual increments measured from the closing date conditioned on the retention of the specific key employees to whom the shares were issued. The Company is accounting for the restricted common stock as share-based payments as described in Note 3.

The unaudited pro forma combined historical results of operations, as if High Voltage Interactive had been acquired on January 1, 2005 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$4,608	$5,715	$16,519	$17,746
Net income (loss)	$(983)	$(33)	$(2,169)	$1,795
Earnings (loss) per share:
Basic	$(0.15)	$(0.01)	$(0.33)	$0.28
Diluted	$(0.15)	$(0.01)	$(0.33)	$0.24
Weighted average shares outstanding:
Basic	6,541	6,469	6,536	6,299
Diluted	6,541	6,469	6,536	7,962

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

High Voltage Interactive, is an online marketing firm specializing in recruitment and enrollment solutions for the higher education marketplace. High Voltage focuses in the education category and they manage marketing solutions and lead generation programs for education clients. The High Voltage network manages a targeted network of publishers and affiliates focused on career and education.

Acquisition and Comparability of Operations

Our results of operations for the three and nine months ended September 30, 2006 include the results of High Voltage Interactive (HVI) from the date of acquisition (August 17, 2006) through September 30, 2006. The results of HVI must be factored into any comparison of our 2006 results of operations to 2005 results. See Note 6 of our condensed consolidated financial statements for pro forma financial statements as if HVI had been acquired on January 1, 2005.

Focus in current quarter

A continued key focus of ours has been expanding both the number of publishers and the number of offers in our network. In addition, we are repeatedly looking to increase the quality of leads delivered, measured by resultant end value for our advertising clients. To this end, we have added a number of employees to both our sales and business development teams over the last year. Our Business Development employees job is to focus exclusively on adding new publishers to our network and expanding our relationships with current publishers. Our Sales team’s focus is to add new and compelling Client offers into the Aptimus network. Our lead volumes remain concentrated among a limited number of top performing publishers. While our goal is to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.

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

Concentrations

Given the importance of transacting consumers to our business, a key focus of our business development efforts has been to expand the number of publishers participating in our network. Because we remain at an early stage in the focused development of our distribution network, our lead volumes are concentrated among a limited number of top performing publishers. For the quarters ended September 30, 2006 and 2005, user leads from our top five largest website publishers accounted for 42.2% and 49.9% of our total revenues, respectively. For the quarter ended September 30, 2006, user leads from the top two publishers accounting for 26.5% and 13.6% of revenues, respectively. For the quarter ended September 30, 2005, user leads from the top two publishers accounting for 18.7% and 7.8% of revenues, respectively. For the nine months ended September 30, 2006 and 2005, user leads from our top five largest website publishers accounted for 50.2% and 34.9% of our total revenues, respectively. For the nine months ended September 30, 2006, user leads from the top two publishers accounting for 23.2% and 9.4% of revenues, respectively. For the nine months ended September 30, 2005, user leads from the top two publishers accounting for 32.6% and 8.2% of revenues, respectively. The concentration of revenue among our five largest website publishers will decrease over time as a result of our continued focus to expand the number of publishers in our network. While our goal is to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.

In the quarters ended September 30, 2006 and 2005 our ten largest clients accounted for 48.7% and 60.0% of our revenues, respectively. During the quarter ended September 30, 2006 and the Vendare Group(Emarketmakers) accounted for 10.5 of our revenues. No other client accounted for more than 10% of our revenues. During the quarter ended September 30, 2005 Prospective Direct, Inc. accounted for 10.8% of our revenues, Adteractive accounted for 10.7% of our revenues and no other client accounted for more than 10% of our revenues. For the nine months ended September 30, 2006 and 2005 our ten largest clients accounted for 51.6% and 49.5% of our revenues, respectively. During the nine months ended September 30, 2006 The Vendare Group (Emarketmakers) accounted for 11.1% of our revenues. No other client accounted for more than 10% of our revenues. During the nine months ended September 30, 2005 Adteractive accounted for 12.2% of our revenues and no other client accounted for more than 10% of our revenues. The percentage of revenue represented by our ten largest clients when compared to the same quarter of 2005 has decreased due to the acquisition of High Voltage Interactive which increased our revenues and client base. We expect our revenues in the immediate future to be similarly concentrated at the third quarter 2006 levels and to be composed of a similar mix of large and small advertiser clients.

Other information

In 2005, we initiated a focused drive to improve lead quality and customer conversion for our advertising clients. To this end, we terminated relationships with publishers with lower quality traffic and added or enhanced a number of automated data validation processes that screen in real time the lead data a user submits before that lead is passed on to our advertisers. We also directed considerable energy in the year toward building distribution relationships with name brand and high quality web sites. Going forward, to support enhanced lead quality and attract new and larger advertisers and budgets, Aptimus will continue to expand our technology and validation capabilities, add innovative product solutions, as well as develop focused marketing strategies around specific targeted verticals such as our newly updated www.euniversitydegree.com and High Voltage’s www.searchforclasses.com education site. We will also continue pursuing distribution relationships with name brand and high quality publishers. Finally, we plan to hire seasoned sales professionals and support staff to target the primary education, finance, technology and other industry verticals.

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

RESULTS OF OPERATIONS

Revenues

We derive our revenues primarily from response-based advertising contracts. Leads are obtained through promoting our clients’ offers across our Network of web site publishers and our own syndicated web pages and included opt-in email lists in 2005. Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with EITF consensus 99-19. Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Cost of revenues on the Statement of Operations.

Revenues and revenue information are summarized in the following tables:

(In thousands, except percentages)	2006	2005	Percentage Change
Three months ended September 30,	$4,608	$3,879	18.8%
Nine months ended September 30,	$10,753	$12,214	(12.0)%

	Three months ending September 30,
(Page impressions in thousands)	2006	2005	Percentage Change
Core placement CPM	$221.54	$247.61	(11)%
Core placement page impressions	10,944	12,041	(9)%
Percentage of revenue from core placements	64.7%	76.7%	(16)%
Other placement CPM	$25.30	$15.06	68%
Other placement page impressions	52,344	39,596	32%
Percentage of revenue from other placements	35.3%	15.4%	129%
Percentage of revenue from email & other programs	0.0%	7.9%	(100)%

Core impressions were 10.9 million for the three months ended September 30, 2006, which is a decrease of 9% from the 12.0 million core impressions generated in the three months ended September 30, 2005. The impression decrease year over year primarily reflects the termination of the publisher relationships that were very promotionally oriented. Core placement average Revenues per thousand impressions (CPM), was $222 during the three months ended September 30, 2006, decreasing 11% from the $248 average in the comparable period of 2005. The decrease in CPM is also due to terminating the promotionally oriented publishers which generated more response and yielded a higher CPM, however the resultant quality of the leads from the promotionally oriented sites was not at the level required by our clients. Core CPMs are expected to stay in this current quarters range for the foreseeable future, while there continue to be many publisher and advertiser factors which could impact the average.

Other or non-core impressions, which include a variety of other ad media types, such as login and download placements, interstitial ads, and other formats, were 52.3 million in the three months ended September 30, 2006 up 32 % when compared to 39.6 million in the three months ended September 30, 2005. Revenues per thousand impressions for these other types of impressions was $25 in the three months ended September 30, 2006 which is up 68% from the $15 average CPM in the previous year quarter. Other impressions involve a mix of many different formats, as well as different publishers, and thus have less predictable average revenues per impression, though as Rob mentioned, our increasing focus and expansion of these other types of placements will likely increase our impression volumes and revenues in this area over the coming quarters. As we continue to expand our tests with new media types in these important but less responsive locations, it is possible that the average RPMs for Other Impressions could decline. It is expected, however, that the RPM‘s for this category will remain in the $20 - $25 range.

Revenue from email programs in the current quarter has decreased to $0 compared to the third quarter of 2005 as we discontinued our email activities in December 2005. We expect revenues from email programs for the foreseeable future to be zero.

Cost of revenue

Costs of revenues consist of fees owed to network distribution publishers and in 2005 and earlier included opt-in email list owners based on revenue generating activities created in conjunction with these publishers.

Cost of revenue is summarized in the following table:

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Change
Three months ended September 30,	$2,538	55.1%	$1,986	51.2%	27.8%
Nine months ended September 30,	$5,508	51.2%	$5,488	44.9%	0.4%

Cost of revenue, or the fees earned by the company’s network publishers for the three months ended September 30, 2006 was $2.5 million, or 55% of revenues compared to $2.0 million or 51% of revenues for the third quarter of 2005. There are 2 main areas that were drivers of the increase in cost of revenues. First factor was the acquisition of High Voltage. Their current cost of revenue percentage is closer to 65%. So, the revenue we recognized during the quarter from their network caused our overall cost of revenue average to increase. Secondly, the total revenue increased by 19% and therefore the cost of revenues increased. It is expected that our cost of revenues will trend in the 55% to 60% range over the foreseeable next couple of quarters.

Cost of revenue percentage for the nine months ended September 30, 2006 increased from 44.9% in the comparable period last year to 51.2% this year. This is a 14.0% percentage increase change is cost. Offsetting this percentage increase, in dollars, is the 12% reduction in revenues from the nine months ended September 30, 2005. The net effect was just a 0.4% increase in cost of revenue dollars.

In addition, the increase as a percentage of revenue is a result of both the decrease in email revenues, that historically provided a lower cost of revenue, and an increase in the publisher fee payout percentage being paid to our publishers due to typically higher publisher payment % for the High Voltage Interactive business acquired on August 17, 2006 and the higher payout percentage required under the AOL publisher contract. Publisher fees are expected to normalize at around 55% of revenues in the foreseeable future.

Sales and Marketing

Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs.

Sales and marketing expenses are summarized in the following table:

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Change
Three months ended September 30,	$1,797	39.0%	$1,016	26.2%	76.9%
Nine months ended September 30,	$4,418	41.1%	$2,476	20.3%	78.4%

The increase in sales and marketing expenses for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 was a result of the acquisition of High Voltage and including one-half of a quarter of their expenses and increases in labor costs and stock-based compensation charges. For the nine months ended September 30, 2006, the increase in sales and marketing expenses are similar to those for the three months ended September 30, 2006. Labor costs have increased primarily as a result of hiring additional employees since the second quarter of 2006. The EasyJoin process, which was targeted at smaller publishers, was launched in August 2004 and promotion of the program continued through July 2005 when the company’s focus was shifted to larger publishers. Stock-based compensation charges are a result of adoption of SFAS 123(R), the re-pricing of options on March 9, 2006 and the grant of new options to employees. It is expected that sales and marketing expenses will increase in future quarters as we continue to increase sales and the related commissions thereon, along with the hiring of additional employees and additional stock-based compensation required to be expensed in accordance with SFAS 123(R).

Connectivity and Network Costs

Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs and personnel costs.

Connectivity and network costs are summarized in the following table:

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Change
Three months ended September 30,	$275	6.0%	$186	4.8%	47.8%
Nine months ended September 30,	$714	6.6%	$606	5.0%	17.8%

Connectivity and network costs increased for the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005 primarily due to two factors. The purchase of High Voltage on August 17, 2006 and inclusion of one-half of a quarter of their expenses resulted in increased connectivity and network costs as their business platform is currently on separate systems and thus we incurred incremental costs in this area. Secondly, during the three months ended September 30, 2006 we successfully implemented a new fully redundant back up system for our network servers which resulted in increased network costs.

Research and Development

Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems.

Research and development expenses are summarized in the following table:

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Change
Three months ended September 30,	$230	5.0%	$169	4.4%	36.1%
Nine months ended September 30,	$639	5.9%	$494	4.0%	29.4%

The increase in research and development expenses for the three and nine months ended September 30, 2006 compared to the corresponding periods in 2005 was primarily due to increases in labor costs, including amounts for stock-based compensation. In addition, the purchase of High Voltage resulted in increased costs in this category as High Voltage has research and development costs for the High Voltage network. The increase in labor costs is a result of annual pay increases and the recognition of stock-based compensation amounts. Research and development expense in the remaining quarters of 2006 are expected to be slightly higher than amounts recorded in the current quarter as a result of a full quarter of High Voltage costs as well as planned annual pay increases and corresponding additional stock-based compensation amounts.

General and Administrative

General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs, business taxes and professional service fees.

General and administrative expenses are summarized in the following table:

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Change
Three months ended September 30,	$641	13.9%	$492	12.7%	30.3%
Nine months ended September 30,	$1,712	15.9%	$1,508	12.3%	13.5%

General and administrative expense for the three and nine months ended September 30, 2006 increased when compared to the corresponding periods in 2005. The increase is attributable to additional accounting staff brought on board to handle the additional human resource needs as the company has substantially increased its headcount. The company also incurred one-half of a quarter of High Voltage’s General and Administrative costs. In addition, the company has incurred increased legal fees as part of its acquisition strategy. General and administrative expenses for the fourth quarter of 2006 is expected to be approximately 25% higher than the current quarter as the Company will have a full quarter of additional costs and headcount recently brought on hired in connection with the High Voltage Interactive acquisition. In addition, the company will incur approximately $125,000 in audit compliance fees in conjunction with the High Voltage acquisition.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on acquired intangible assets, intellectual property and purchased email lists.

Depreciation and amortization expenses are summarized in the following table:

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Change
Three months ended September 30,	$147	3.2%	$101	2.6%	45.5%
Nine months ended September 30,	$348	3.2%	$251	2.1%	38.6%

The increases in depreciation and amortization for the three and nine months ended September 30, 2006 compared to the corresponding period of the prior year is primarily due to the acquisition of High Voltage Interactive on August 17, 2006. The Company is amortizing $2.7 million of the purchase price over a period of 8 to 15 years. In addition, the new computer equipment purchased for the new redundant backup system resulted in additional depreciation expenses. Depreciation and amortization is expected to be approximately $50,000 higher in future quarters compared to the current quarter as a result of a full quarter of amortization versus only having one-half of a quarters amortization expenses in the third quarter.

Interest Income

Interest income results from earnings on our available cash reserves and short-term investments. Interest income totaled $275,000 and $61,000 in the nine months and three months ended September 30, 2006, respectively compared to $160,000 and $81,000 in the respective periods of 2005. The increase in interest income is primarily a result of increased cash being invested resulting from the receipt of approximately six million dollars from a private equity financing that was closed in March of 2005. Additionally there has been an increase in the average interest rate received over the comparable periods. Interest income in future quarters is expected to be lower to amounts earned in the current quarter as the company used $3.25 million of cash towards the purchase of High Voltage and will therefore have less cash invested. Interest expense will increase in the coming quarters as the company has borrowed $2.75 million off of a Line of Credit and used the proceeds to pay for the remaining balance of the $6.0 million purchase price.

Income Taxes

No current or deferred federal income tax expense or benefit has been provided for any of the periods presented as we have incurred net tax losses from inception through the quarter ended September 30, 2006. Aptimus has provided full valuation allowances on the related net deferred tax assets because of the uncertainty regarding their realizability.

LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Net proceeds from the issuance of stock through September 30, 2006 totaled $73.3 million. As of September 30, 2006, we had approximately $6.0 million in cash and cash equivalents, and working capital of $4.1 million.

In August 2006, the Company obtained a $5.0 million line-of-credit from a commercial bank, with a term of one year, which is renewable at the Company's option, and is secured by the Company's assets. The company used $2.8 million of the line to purchase of High Voltage Interactive, Inc. The available line of credit is based on eligible accounts receivables (excludes over 90 day old AR) and is for a 1 year term. The amount available under the line at September 30, 2006 was $2.8 million. Advances on the line bear interest, on the outstanding daily balance thereof, at a variable rate equal to :(i) one quarter of one percent (0.25%) above the Prime Rate if Company’s total cash maintained at the bank is less than $2.0 million, (ii) the Prime Rate if the Company’s total cash maintained at the bank is at least $2.0 million but less than $5.0 million and (iii) one quarter of one percent (0.25%) below the Prime Rate if the Company’s total cash maintained at the bank is greater than $5.0 million. At September 30, 2006 the prime rate of 8.25 percent was charged on the outstanding balance. At September 30, 2006 there was $2.8 million available and outstanding under the line-of-credit.

Net cash provided by (used in) operating activities was $(1.3) million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively. Cash used in operations during the nine months ended September 30, 2006 and 2005 consisted of:

	Nine months ended September 30,
	2006	2005
Cash received from customers	$9,547	$12,254
Cash paid to employees and vendors	(11,056)	(11,258)
Interest received	158	160

Net cash provided by (used in) operations	$(1,351)	$1,156

Net cash provided by (used in) investing activities was $95,000 and ($3.5) million in the nine months ended September 30, 2006 and 2005, respectively. In the nine months ended September 30, 2006, $512,000 was used for the purchase of additional computer equipment and software and $17.3 million was used for the purchase of short-term investments offset by proceeds of $23.7 million from the maturity of short-term investments. In the nine months ended September 30, 2005, $345,000 was used for the purchase of additional computer hardware and software and $150,000 was used for the purchase of the intangible assets of Neighbornet.

Net cash provided by financing activities was $2.9 million and $6.0 million in the nine months ended September 30, 2006 and 2005, respectively. In the nine months ended September 30, 2006, net cash provided by financing activities resulted from $105,000 of proceeds from the issuance of common stock and $2.8 million funding from a line of credit. In the nine months ended September 30, 2005, net cash provided by financing activities resulted from $6.27 million of net proceeds from the issuance of common stock, offset by $270,000 of costs related to issuing the common stock.

We believe our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and capital expenditures for the foreseeable future. This is based on the balance of cash, cash equivalents and short-term investments at September 30, 2006. We currently anticipate spending an additional $150,000 on capital expenditures in 2006 in order to continue the expansion and improvements to our network infrastructure. Should our goal of returning to positive cash flow in early 2007 not be met, we may need to raise additional capital to meet our long-term operating requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS

No off-balance sheet arrangements existed as of September 30, 2006.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three months ended September 30, 2006 is $251,000 lower and $612,000 lower for the nine months ended September 30, 2006 than if it had continued to account for share-based compensation under APB 25. The nine months ended September 30, 2006 includes $153,000 of stock-based compensation that was the result of the March 9, 2006 re-pricing of 364,275 outstanding stock options that had an original exercise price between $14.43 and $17.59 per share. These options were re-priced to change the exercise price of these shares to $7.00 per share. This re-pricing resulted in stock-based compensation expense of $153,000 in the nine months ended September 30, 2006. Stock-based compensation included in the statement of operation is as follows:

	Three months ended September 30, 2006	Nine months ended September 30, 2006

Sales and marketing	$224	$547
Connectivity and network	9	21
Research and development	11	23
General and administrative	7	21
Total Stock-based compensation	$251	$612

Accounting for Acquisitions

Significant judgment is required to estimate the fair value of intangible assets at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives, and other assumptions. Our process to determine the fair value of the customer relationships and developed technology includes the use of estimates including: revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs willing to be incurred to purchase the capabilities gained through the developed technology; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process.

Accounting for Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting units: revenue based on assumed market segment growth rates; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. In addition to being used in our goodwill impairment analysis, the same estimates are used in the planning for both our long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis by comparison to available and comparable market data. We will perform our next annual review during the fourth quarter of 2006. We may incur charges for the impairment of goodwill in the future if a business segment fails to achieve our assumed revenue growth rates or assumed operating margin

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s cash equivalents and marketable securities are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of September 30, 2006, however, the Company’s cash equivalents mature within three months from the date of purchase and all of the marketable securities mature within three months of September 30, 2006. As of September 30, 2006, the Company believes the reported amounts of cash equivalents to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

As part of the transaction with High Voltage Interactive described in Item 1, Note 7 above, the company has issued 200,000 restricted shares (“Shares”) of common stock at a price per share of $7.32, which is the closing sale price of the common stock on the August 17, 2006 closing date. The restriction on the Shares lapses in respect to specified amounts in three annual increments measured from the closing date conditioned on the retention of the specific key employees of High Voltage to whom the Shares were issued. 115,000 of Shares were issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act for sales to accredited investors, as that term is defined in Rule 501(a) of Regulation D, and 85,000 of the Shares were issued pursuant to the Company’s 2001 Stock Plan and corresponding Registration Statement on Form S-8.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

APTIMUS, INC.

Date: November 9, 2006	/s/ John A. Wade Name: John A. Wade Title: Chief Financial Officer, authorized officer and principal financial officer