Form 10-K
period 2006-12-31
APTIMUS INC
filed 2007-04-02
CIK 1087277

y're

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission file number 000-27065

APTIMUS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1809146
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

199 Fremont St.
Suite 1800
San Francisco, CA 94105
(Address of principal executive offices)

Registrant's telephone number: (415) 896-2123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2006: $28,391,635.

The number of shares of the registrant's Common Stock outstanding as of March 12, 2007 was 6,587,719.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 20, 2007 are incorporated by reference into Part III.

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

In August of 2006 we acquired High Voltage Interactive, which is an online marketing firm specializing in the advertising vertical of recruitment and enrollment solutions for the higher education marketplace. High Voltage focuses solely in the education category and they manage marketing solutions and lead generation programs for education clients. The High Voltage network manages a targeted network of publishers and affiliates focused on career and education.

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

Our revenues per thousand page impressions or RPM, a standard measurement of value for Internet-based companies, for the year ended December 31, 2006 averaged $57.51 across all our impression. More specifically, our RPM was $218.91 for our core type placements and $31.14 for our other, non-transaction related type placements. Core placements are defined in our network as offers presented typically in the middle of an active process such as placing an offer in the middle of a website registration process. Whereas non-core placements are typically placed at the beginning or end of an active process such as a log in or thank you page. Advertising offers that are placed in the middle of a process will be noticed by the internet user as the user is trying to complete a process and is therefore paying greater attention to each page presented so that the user can complete the desired active process. Because of the nature of this placement, the conversion rate of a user potentially selecting an offer is much higher in a core type placement. Whereas, when an offer is placed at the end of an active process, the likelihood of the offer being paid attention to drops off significantly since the user does not have to pay such close attention to the process the user is looking to complete.

Our developed real-time data validation capabilities filter the data users input and reject orders with invalid data so that we only deliver orders to our advertising clients that our systems have prescreened for data quality. For the year ended December 31, 2006, 2005 and 2004, user leads from our top five largest website publishers accounted for 48.8%, 29.4% and 45.7% of our total revenues, respectively. For the year ended December 31, 2006, user leads from the largest publisher accounted for 21.2% of revenues and no other publisher accounted for more than 10% of total revenues. For the year ended December 31, 2005, user leads from the largest publisher accounting for 10.6% of revenues and no other publisher accounted for more than 10% of total revenues. For the year ended December 31, 2004, user leads the largest publisher accounted for 23.7%of revenues and no other publisher accounted for more than 10% of total revenues. Marketers pay only for the results they achieve on a cost per click, cost per lead, percentage of revenue, cost per acquisition, or cost per impression basis, as well as combinations of those models. As a result, marketers can refine their offers and payment models to achieve their specific objectives.

The Aptimus Network is focused primarily on advertising placements at the points of various user processes on web sites where consumers are more active and, thus, more likely to respond to offers from marketers. Key formats include cross-marketing promotions at the point of registration, log-in, download, end of process “thank you” and log-out or other transactional activities on web sites.

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

Benefits to Consumers

We present our offers from leading brands to consumers, allowing consumers to easily select and respond to the offers that are of greatest interest to them. Because the Aptimus Network prioritizes offers in each location based on actual response behavior in that location, consumers are more likely to find offers of unique interest and value to them since they are likely to have interests in common with others who have come to the same location. Our traditional offer presentation format includes a brief, easy to read text that is accompanied by an HTML image of the advertised product or service. More recent enhancements to our technology support a high degree of user interactivity that, in turn, has expanded the functional and presentation capabilities of our offer formats. While we can support the placement of many offers on a page, we have found that users prefer and respond best if presented with relatively few offers on a page. And consistent with our desire to maintain a user-friendly process, our offer pages are intuitive and easy to navigate and users are not forced or required to order something before proceeding to the next step in the transaction process.

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

The process-related positions on our publishers’ web sites that we prefer are different than the targeted positions of other ad networks. The Aptimus Network generates attractive revenues while keeping consumers at the publisher’s web site, rather than clicking them away to the web site of a sponsoring advertiser, which is disruptive to the consumer’s experience and counter to the publisher’s interests.

Strategy

Our objective is to be the performance-based advertising network on the Internet preferred by advertisers and web site publishers alike. We intend to achieve this objective by the following key strategies:

Grow Web Site Publisher Base

We intend to continue to grow our web site distribution network as our primary emphasis in 2007 and beyond now that we have an established technology platform and a growing base of advertiser clients with both continuing and campaign-based customer acquisition goals. We believe our Dynamic Revenue Optimization system enables us to generate higher revenues than through random placement of offers. Our main emphasis is to increase the number of web site publisher impressions throughout our network. Our key distribution publishers are large web site properties with significant volumes of transactional activities such as registrations, log-ins, downloads, auction bids, and other processes where users are performing a transactional activity of some form. We are also seeking major brand distribution publishers in key vertical interest categories to continue to attract more and new types of major brand clients. These types of clients have products and services that appeal to a broad demographic market, have large advertising budgets, have historically relied on traditional print and electronic distribution channels to advertise and acquire new customers, and are interested in extending their customer acquisition efforts to direct, measurable online marketing programs.

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

Sales and Marketing

Client Base Development

We sell our solutions to advertiser clients primarily through a sales and marketing organization comprised of Aptimus employed sales staff based in San Francisco and New York. In addition, we work extensively with advertising agencies, which often act as “offer aggregators” bringing multiple new clients and offers to us simultaneously. Relationships with key advertising agencies have enabled us to expand our base of clients and offers more rapidly, without having to expand our internal sales team as quickly or as much as might otherwise be required. We consider our relationships with the agencies we work with to be good. However, use of agencies also can mean that we are paid a lower fee for the leads we generate than if we were to source the offers directly from the advertisers. This is so because the advertisers pay an agency fee to the agencies, which is calculated as a percentage of the total fee payable for the leads we deliver, and which have the effect of reducing the fee we get paid by the sum the advertiser must pay the agency. In addition, use of an agency as an intermediary between the advertiser and us inhibits or prevents the development of direct personal relationships with the advertiser. In the absence of direct personal relationships the potential for account retention and expansion can be limited or eliminated entirely. Finally, our policy is to not sign contracts with agencies that prohibit or restrict our ability to contract directly with the advertisers we source through them or to contract with other agencies to source the same offers from the same advertisers as we source through the first agency. There are no agency contracts currently in place with such limitations. Going forward, we intend to place a greater emphasis on continuing to develop direct relationships with advertisers and their agencies of record in 2007 and beyond.

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

Operations and Technology

We have implemented a broad array of offer presentation, dynamic optimization, customer service, transaction processing and reporting systems using both proprietary and licensed technologies. The Aptimus Network resides on a proprietary platform that is flexible, reliable and scalable. The proprietary elements of our platform we have developed over the past six years include our database configurations, our data models and the software code we have written that retrieves, analyzes and assigns random values to user, offer and placement information, and distributes offers based on that analysis and random valuation. Together we term this combination of proprietary software code, data modeling and database architecture our offer rotation engine and the resulting process Dynamic Revenue Optimization. We believe that our system can support millions of consumers and large numbers of advertiser clients and web site distribution publishers. Our proprietary network has been developed using both data and process engineering approaches to ensure a comprehensive and reliable architecture. We have filed a non-provisional patent application with the US Patent and Trademark Office that covers our proprietary offer rotation engine as a whole as well as its various unique component parts. However, the proprietary elements of our platform will remain proprietary whether or not the US Patent and Trademark Office accepts our application and issues the requested business method patent. The Aptimus Network technology has been created with four foundation goals in mind:

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

Competition

While we believe that our Dynamic Revenue Optimization technology offers us a significant advantage over any potential competition in the transaction-based environments we prefer, we nonetheless face competition from other online advertising and direct marketing networks in competing for client advertising budgets. Other online advertising networks and performance based marketing providers that advertisers might work with include ValueClick, Google, Q Interactive (f/k/a/CoolSavings), QuinStreet, aZoogle, Adteractive, aQuantive, Ask.com, Miva and Advertising.com. The online lead generation space continued to see increased competition in 2006, particularly in respect to “high value” ad inventory paying $10 or more per lead. It also saw heightened demand from advertisers, particularly those with high value lead inventory, for an increase in the “quality” of the leads delivered to them. In this respect, the advertisers’ quality demands included both accuracy in respect to the data itself - for example, valid email and postal addresses and telephone numbers - as well as the interest level of the user selecting the offer - for example, users who have affirmatively selected an offer as opposed to being forced by the process to select the offer. We expect these trends to continue in the future. In response to these challenges, Aptimus must learn and monitor the consumer demographics and consumer intent with publishers whose site traffic the Company might ultimately conclude are incompatible with the quality requirements of our advertisers. We continue to improve automated data validation processes that are both scalable and unique to Aptimus that the Company believes will increase our lead quality and differentiates us favorably from the competition

We also compete indirectly for Internet advertising revenues in general with large Web publishers and Web portals, such as America Online, Microsoft Network, and Yahoo!, each of whom also either is or would be a strong distribution publisher for the Aptimus Network.

Seasonality

We are subject to seasonal and cyclical fluctuations from both the clients and publishers within our network. The primary seasonality is due to Web site publishers that are less likely to integrate our network solution into their transaction-based processes during their busiest revenue periods. The fourth quarter of each year will typically be the busiest period for most of our targeted publishers. Some publishers also buy media to drive traffic to their sites. These media buys will often fluctuate with the season, resulting in higher traffic volumes during the publishers’ peak media buying activities. Additionally, on the client side of our network, many advertisers generally increase their customer acquisition efforts in the third quarter and early fourth quarter more than at any other time of the year. Other clients generally increase their expenditures on advertising in the third and fourth quarters of their fiscal year, which typically end either on December 31 or June 30 of each calendar year. Further, in the United States Internet user traffic typically subsides during the summer months. Expenditures by advertisers also tend to reflect overall economic conditions as well as individual budgeting and buying patterns of advertisers.

Significant Customers

For the year ended December 31, 2006, 2005 and 2004 our ten largest clients accounted for 55.9%, 50.0% and 63.9% of our revenues, respectively. During the year ended December 31, 2006 no client accounted for more than 10% of our revenues. During the year ended December 31, 2005 Adteractive accounted for 10.2% of our revenues and no other client accounted for more than 10% of our revenues. During the year ended December 31, 2004 Advertising.com accounted for 20.2% of our revenues and Quinstreet accounted for 12.3% of our revenues.

We continue look to work with larger clients with bigger ad budgets. This has resulted in the percentage of our revenues derived from our 10 largest clients remaining relatively high. We expect our revenues to be composed of a similar mix of large and small advertiser clients in the immediate future.

Intellectual Property

We regard our copyrights, service marks, trademarks, pending patents, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, patent and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, publishers and others to protect our intellectual property rights. We have registrations of the trademark “Aptimus” and the Centaur design in the United States, both of which will expire in 2013 if we do not renew them prior to that time. We have registrations for the trademark “Aptimus” in Australia, Canada, China, and New Zealand, which will respectively expire in 2010, 2019, 2012 and 2007 if we do not renew them prior to their respective expiration dates. And we have a pending registration of the trademark “Aptimus” in the European Union. We also have a pending non-provisional business method patent application in the United States and Canada that covers our proprietary offer rotation engine as a whole as well as its various unique component parts. Our intellectual property rights have broad application across all of our business activities.

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

Financial Information About Geographic Areas

For the years ended December 31, 2006, 2005, and 2004 revenues attributable to the United States have been $15.2 million, $15.9 million, and $14.0 million, or 100% in each year. For the past three fiscal years all long-lived assets of the Company have been located in the United States.

Employees

As of March 12, 2007, we had a total of 58 employees. The current employee mix includes 39 in sales and marketing, 10 in technology and development, and 9 in finance and administration. Unions represent none of our employees. We consider relations with our employees to be good.

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

A limited number of advertisers accounted for a significant percentage of our revenues in 2006 and the loss of one or more of these advertisers could cause our revenues to decline.

For the year ended December 31, 2006, revenues from our two largest advertiser clients accounted for 17.0% of our total revenues. For the year ended December 31, 2006 our largest client accounted for less than 10.0% of our total revenue. We anticipate that a limited number of clients collectively will continue to account for a significant portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with these clients include our performance on individual campaigns, the quality of the results we generate for these clients, and the relationships of our sales employees with client personnel. To the extent that our performance does not meet client expectations, or the reputation of our data quality or relationships with one or more major clients are impaired such that they reduce or eliminate use of our services, our revenues could decline significantly and our operating results could be adversely affected.

A limited number of publishers accounted for a significant percentage of our user leads in 2006 and the loss of one or more of these publishers could cause our revenues to decline.

For the year ended December 31, 2006, user leads from our five largest website publishers accounted for 48.8% of our total revenue, with the top two publishers accounting for 21.2% and 18.5% of revenues, respectively. We anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.  Key factors in maintaining our relationships with these distributors include the performance of our individual placements on their respective sites, the total revenues we generate for each of these publishers, and the relationships of our business development employees with publisher personnel. Of this group of publishers, all but one can terminate its contract with us at any time on thirty (30) days prior notice or less. The other publisher has a contract with a three year term with three, one-year optional renewal term extensions. To the extent that our performance does not meet publisher expectations, or that the publishers source alternative, higher paying advertising placements from competitive third-party networks or directly from advertisers such that they reduce or eliminate use of our services, our lead volume and, in turn, our revenues could decline significantly and our operating results could be adversely affected.

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

In addition, current and potential clients and publishers have or may establish products and services that are competitive with ours, or that better serve their own internal needs or the needs of others. For example, a number of our competitors for advertisers, including, QuinStreet, Advertising.com and ValueClick, are also clients of ours. Similarly, AOL and Yahoo! are publishers in our network. As a result, current clients and publishers may choose to terminate their contracts with us and potential clients and publishers may choose not to contract for our products and services or to contract with one of our competitors.

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

We depend on interactive publishers for impression inventory to display our clients’ advertising, and any decline in the supply of advertising inventory available through our network could cause our revenues to decline.

Most of the web sites and search engines on whose pages, and before whose users, our advertising is displayed are not bound by long-term contracts that ensure us a consistent supply of advertising impression inventory. We generate a significant portion of our revenues from the advertising impressions provided by a limited number of publishers. In many instances, publishers can change the amount of impressions they make available to us at any time. In addition, publishers may place reasonable restrictions on our use of their impression inventory. These restrictions may prohibit advertisements from specific advertisers or specific industries, or restrict the use of certain creative content or formats. If a publisher decides not to make inventory available to us, or decides to increase the cost, or places significant restrictions on the use of such inventory, we may not be able to replace this with impressions from other publishers that satisfy our requirements in a timely and cost-effective manner. As a result, we may be unable to place advertisements in high value positions and advertisers may be dissuaded from using our services. In addition, we may find it necessary to pay a substantially larger fee to publishers to maintain impression inventory. If this happens, our revenues could decline or our cost of acquiring inventory may increase.

New technologies could block or filter our ads, which could reduce the effectiveness of our services and lead to a loss of customers.

Technologies may be developed that can block the display of our ads. We derive substantially all of our revenues from fees paid to us by advertisers in connection with the display of ads on web pages. Any ad-blocking technology effective against our ad placements could severely restrict the number of advertisements that we are able to place before consumers resulting in a reduction in the attractiveness of our services to advertisers. If advertisers determine that our services are not providing substantial value, we may suffer a loss of clients. As a result, ad-blocking technology could, in the future, substantially decrease the number of ads we place resulting in a decrease in our revenues.

We have to keep up with rapid technological change to continue offering our advertising clients competitive services or we may lose clients and be unable to compete.

Our future success will depend on our ability to continue delivering our advertising clients and publishers competitive results-based Internet marketing services. In order to do so, we will need to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance of our services. Our failure to adapt to such changes would likely lead to a loss of clients or a substantial reduction in the fees we are able to charge versus competitors who have more rapidly adopted improved technology. Any loss of clients or reduction of fees would adversely impact our revenue. In addition, the widespread adoption of new Internet technologies or other technological changes could require substantial expenditures by us to modify or adapt our services or infrastructure. If we are unable to pass all or part of these costs on to our clients, our margins and, therefore, profitability will be reduced.

Because our advertiser client and publisher contracts generally can be cancelled by the client or publisher with little or no notice or penalty, the termination of one or more large contracts could result in an immediate decline in our revenues.

We derive substantially all of our revenues from marketing services under short-term insertion order contracts with advertising clients and web site publishers, approximately 65% of which may be cancelled upon thirty (30) days or less notice. In addition, the client contracts generally do not contain penalty provisions for cancellation before the end of the contract term. The short contract terms in general reflect the limited timelines, budgets and customer acquisition goals of specific advertising campaigns and are consistent with industry practice. The non-renewal, re-negotiation, cancellation or deferral of large contracts or a number of contracts that in the aggregate account for a significant amount of revenues, could cause an immediate and significant decline in our revenues and harm our business.

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

We have a history of losses and we have an accumulated deficit of $63.4 million.

We incurred net losses of $3.8 million, or one-quarter the amount of our revenues, for the year ended December 31, 2006, and $1.5 million, or one-third the amount of our revenues, for the year ended December 31, 2003. As of December 31, 2006, our accumulated deficit was $63.4 million. Even though we achieved profitability in the fiscal years ended December 31, 2005 and 2004, we may be unable to return to profitability on a quarterly or annual basis in the future. In the three months ended December 31, 2006 we incurred net operating losses of approximately $1.5 million. It is possible that our revenues will grow more slowly than we anticipate or that operating expenses will exceed our expectations.

We may need additional financing at some point in the future, without which we may be required to restrict or discontinue our operations.

We anticipate that our available cash resources will be sufficient to meet our currently anticipated capital expenditures and working capital requirements for the next twelve calendar months. In the event our cash from operations does not meet or exceed our capital expenditure and working capital requirements, we may need to raise additional funds to continue operation, significantly reduce our operating expenses or a combination of both. In addition, we may need to raise additional funds to develop or enhance our services or products, fund expansion, respond to competitive pressures or acquire businesses or technologies. Unanticipated expenses, poor financial results or unanticipated opportunities that require financial commitments could give rise to earlier financing requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict or discontinue our operations.

Our quarterly operating results are uncertain and may fluctuate significantly, which could negatively affect the value of our share price.

Our operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate. For example, during the year ended December 31, 2006, the percentage of annual revenues attributable to the first, second, third and fourth quarters were 19.5%, 21.0%, 30.3% and 29.2%, respectively and for the year ended December 31, 2005, the percentage of annual revenues attributable to the first, second, third and fourth quarters were 24.2%, 28.2%, 24.4% and 23.2%, respectively.

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

The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. Factors affecting the stability of our stock price include the limited number of shares held by holders who are not deemed company “insiders” (i.e. executive management, directors and holders of in excess of 10% of the issued and outstanding shares of common stock), the limited trading volume of our common stock on the Nasdaq National Market, the limited size of the public market for our common stock, and speculative buying and selling of our common stock. In addition, as of December 31, 2006, our employees and outside directors held vested options to purchase a total of approximately 1.6 million shares of our common stock. Significant sales of our common stock by a significant number of our employees and directors as a result of option exercises, could adversely impact the price of our common stock. As a result, it may be difficult to sell shares of our common stock at a profit. Furthermore, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Litigation brought against us could result in substantial costs to us in defending against the lawsuit and a diversion of management’s attention that could result in higher expenses and lower revenue, which may, in turn, further diminish the value of your investment.

The chairman of our board of directors holds a substantial portion of our stock, which could limit your ability to influence the outcome of key transactions, including changes of control.

As of December 31, 2006, Mr. Choate beneficially owned approximately 20.1% of our issued and outstanding common stock. As a result, the ability of our other shareholders to influence matters requiring approval by our shareholders, including the election of directors and the approval of mergers or similar transactions, could be limited.

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

•
declaration of a dividend distribution of preferred share purchase rights and adoption of a Rights Plan in March 2002, which would discourage a change of control attempt without the approval of the Board of Directors; and

•
under change in control agreements between the company and each of Messrs. Choate, Wade, Davis, Nelson, Wrubel, Benz and Mayor in the event of a sale or merger of the company that results in the termination of the executive’s employment, the executive will receive a severance payment equal to six months of his base salary (Messrs. Benz and Mayor), eight months of his base salary (Messrs. Wrubel, Wade, Davis and Nelson) or one-year of his base salary (Mr. Choate).. As of December 31, 2006, the aggregate total of such severance payments equals approximately $880,000. In addition, 100% of the unvested portion of any stock options held by the individual executive at the time of his termination will automatically vest and become exercisable.

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

Substantially all of our contracts specifically exclude liability resulting from computer hardware or software failures, third-party systems malfunctions and Internet connectivity failure. Furthermore, except for a very limited number of publisher contracts, we do not guarantee system availability or “up time” in any of our contracts. However, a third party may still file a claim against us. Any claims by third parties against us could be time-consuming, could result in costly litigation and adverse judgments and could require us to modify or upgrade our operating systems and infrastructure.

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

We have a limited operating history as an advertising network business and a relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risk of your investment.

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

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. The adoption of such laws could create uncertainty in use of the Internet and reduce the demand for our services, or impair our ability to provide our services to clients. Congress has enacted legislation regarding children’s privacy on the Internet. In addition, the federal Control the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN SPAM Act”), which regulates commercial email practices in the United States, was signed into law in December 2003. Additional laws and regulations may be proposed or adopted with respect to the Internet covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Passage of the CAN SPAM Act, which preempts state laws regulating commercial email, certainly has eliminated some uncertainty in respect to our discontinued commercial email practices caused by the various, often conflicting state laws. The Act’s effect on our future business will be limited in scope and more likely positive than negative to the extent it makes our network business more attractive to advertisers and publishers alike, but it may still impact any legacy claims arising from our former email business as well as any new business opportunities we may elect to pursue in the future in respect to data licensing and rental. The passage of legislation regarding user privacy or direct marketing on the Internet may reduce demand for our services or limit our ability to provide customer information to marketers. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. For example, the European Union has adopted a directive addressing data privacy that may result in limits on the collection and use of consumer information. The adoption of consumer protection laws that apply to online marketing could create uncertainty in Internet usage and reduce the demand for our services, or impair our ability to provide those services to clients.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2: Properties

We currently occupy 4,200 square feet in a leased facility in Seattle, Washington and 17,806 square feet in a leased facility in San Francisco, California. The current lease in Seattle expires in May 2009 and the current lease in San Francisco expires in September 2011. The leased facilities are adequate for our current needs.

Item 3: Legal Proceedings

We are not engaged in any material litigation at this time.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2006.

PART II

Item 5: Market For Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Common Stock was quoted on the Nasdaq National Market (now the Nasdaq Global Market) under the symbol “FSHP” from our initial public offering on September 27, 1999 through October 23, 2000. From October 24, 2000 through September 30, 2002, the Common Stock was quoted on the Nasdaq Global Market under the symbol “APTM.” From October 1, 2002 to March 6, 2003, the Common Stock was quoted on the Nasdaq Small-Cap Market (now the Nasdaq Capital Market) under the symbol “APTM.” From March 7, 2003 through March 16, 2005, the Common Stock was traded on the OTCBB under the symbol “APTM.” As of March 17, 2005, the Common Stock has traded on the Nasdaq Global Market under the symbol “APTM.” Prior to September 27, 1999, there was no public market for our common stock. The following table shows the high and low closing sale prices for our common stock as reported on the Nasdaq Blobal Market, the Nasdaq Capital Market and the OTCBB for the periods indicated:

	High	Low
Year Ended December 31, 2005
First quarter	$27.00	$16.90
Second quarter	$22.24	$12.96
Third quarter	$20.79	$12.30
Fourth quarter	$14.09	$6.15

Year Ended December 31, 2006
First quarter	$7.77	$4.58
Second quarter	$8.90	$5.46
Third quarter	$8.81	$6.02
Fourth quarter	$8.54	$6.11

As of March 12, 2007, there were approximately 113 holders of record of the Common Stock and 6,587,719 shares of the Common Stock outstanding. The number of holders of record is calculated excluding individual participants in securities positions listings. The closing price of our shares on March 12, 2007, was $4.27.

We have never paid cash dividends on the Common Stock and do not intend to pay cash dividends on the Common Stock in the foreseeable future. Our board of directors intends to retain any earnings to provide funds for the operation and expansion of our business.

We made no repurchases of our Common Stock during the fiscal year ended December 31, 2006.

Recent Sales of Unregistered Securities

None

Item 6: Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004, and the selected consolidated balance sheet data as of December 31, 2006 and 2005 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$15,198	$15,894	$13,993	$4,571	$2,915
Operating expenses:
Cost of revenues	8,107	7,316	6,262	1,436	1,013
Sales and marketing (1)	6,217	3,598	2,316	1,288	1,974
Connectivity and network costs (1)	953	865	812	1,023	1,312
Research and development (1)	1,040	658	615	527	559
General and administrative (1)	2,462	2,004	1,564	1,423	1,695
Depreciation and amortization	509	356	256	315	1,305
Lease renegotiation costs and abandonment of leasehold improvements	—	—	—	—	478
Other operating expenses	—	95	—	37	105
Total operating expenses	19,288	14,892	11,825	6,049	8,441
Operating income (loss)	(4,090)	1,002	2,168	(1,478)	(5,526)
Interest expense	64	—	35	41	24
Interest income	354	261	33	8	46
Gain on warrant liability	—	89	—	—	—
Other income (expense), net	—	—	40	—	—
Net income (loss)	$(3,800)	$1,352	$2,126	$(1,511)	$(5,504)
Net income (loss) per share:
Basic	$(0.58)	$0.21	$0.38	$(0.35)	$(1.35)
Diluted	$(0.58)	$0.18	$0.30	$(0.35)	$(1.35)
Weighted average shares outstanding:
Basic	6,541	6,351	5,630	4,333	4,073
Diluted	6,541	7,578	7,182	4,333	4,073

(1) Amounts include share-based compensation as follows:

	Year ended December 31,
	2006	2005	2004	2003	2002
Sales and marketing	$631	$—	$—	$1	$3
Connectivity and network	28	—	—	—	—
Research and development	46	—	—	—	—
General and administrative	82	—	—	103	8
Total share-based compensation	$787	$—	$—	$104	$11

	As of December 31,
	2006	2005	2004	2003	2002

Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,757	$4,349	$3,610	$2,368	$667
Working capital	3,368	11,737	4,591	2,457	698
Total assets	14,720	13,827	7,206	3,975	1,941
Current Liabilities	5,101	1,341	2,006	996	709
Long-term obligations, less current portion	—	—	—	267	—
Total shareholders’ equity	9,619	12,486	5,200	2,712	1,232

Item 7: Management’s Discussion And Analysis Of Financial Conditions And Results Of Operations

OVERVIEW

We are a results-based advertising network that distributes advertisements for direct marketing advertisers across a network of third-party web sites. For advertisers, the Aptimus Network offers an Internet-based distribution channel to present their advertisements to users on web sites. Advertisers pay us only for the results that we deliver. We then share a portion of the amounts we bill our advertiser clients with third-party web site owners or “publishers” on whose web properties we distribute the advertisements.

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

Acquisition and Comparability of Operations

Our results of operations for the year ended December 31, 2006 include the results of High Voltage Interactive (HVI) from the date of acquisition (August 17, 2006) through December 31, 2006. The results of HVI must be factored into any comparison of our 2006 results of operations to 2005 results. See Note 3 of our consolidated financial statements for pro forma financial statements as if HVI had been acquired on January 1, 2005.

Focus in current year

A continued key focus of ours has been expanding both the number of publishers along with the number of offers in our network. In addition, we are continually looking to increase the quality of leads delivered, measured by the resultant end value for our advertising clients. We have two separate teams which manage our network sales. Our Business Development employees job is to focus exclusively adding new publishers to our point of action network and expanding our existing relationships with current publishers. Our Sales team’s focus is to add new and compelling client offers into the Aptimus network and also mange existing accounts.

The key factors impacting revenues in the current year when compared to the previous year were the reduction in the RPM, or revenues per thousand impressions, generated from our network. This is in response to meeting our client’s needs of higher quality leads delivered to them. In order to meet their needs we decided to terminate a number of the web sites that we previously worked with. The result was that we had a decrease in impression volumes from the more promotionally oriented publishers that were in our network during 2005. Moving forward, Aptimus intends to focus developing distribution relationships with the entities within the “top 100” list of publishers, which we have found tend to generate higher quality of leads for our clients. Also, because we are publisher concentrated at this stage of our development, we expect our impression volumes will remain tied to the seasonality of the individual publishers for the foreseeable future. In addition to improving the quality of user impressions in our network through improved publisher quality, we have spent a considerable effort during the 2006 improving lead quality through enhanced data validation processes. We intend to continue this focus in 2007 and beyond.

Concentrations

Our lead volumes are concentrated among a limited number of top performing publishers. For the year ended December 31, 2006, 2005 and 2004, user leads from our top five largest website publishers accounted for 48.8%, 29.4% and 45.7% of our total revenues, respectively. For the year ended December 31, 2006, user leads from the largest publisher accounted for 21.2% of revenues and no other publisher accounted for more than 10% of total revenues. For the year ended December 31, 2005, user leads from the largest publisher accounting for 10.6% of revenues and no other publisher accounted for more than 10% of total revenues. For the year ended December 31, 2004, user leads the largest publisher accounted for 23.7%of revenues and no other publisher accounted for more than 10% of total revenues. We expect that the concentration of revenue among our five largest website publishers will decrease over time as a result of our continued focus to expand the number of publishers in our network. While our goal is to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.

For the year ended December 31, 2006, 2005 and 2004 our ten largest clients accounted for 55.9%, 50.0% and 63.9% of our revenues, respectively. During the year ended December 31, 2006 no client accounted for more than 10% of our revenues. During the year ended December 31, 2005 Adteractive accounted for 10.2% of our revenues and no other client accounted for more than 10% of our revenues. During the year ended December 31, 2004 Advertising.com accounted for 20.2% of our revenues and Quinstreet accounted for 12.3% of our revenues. No other client accounted for more than 10% of our revenues. We expect our revenues in the immediate future to be similarly concentrated at 2006 levels and to be composed of a similar mix of large and small advertiser clients.

Other information

In late 2005, we initiated a focused drive to improve lead quality and customer conversion for our advertising clients. To this end, we terminated relationships with publishers with lower quality traffic and added or enhanced a number of automated data validation processes that screen in real time the lead data a user submits before that lead is passed on to our advertisers. We also directed considerable energy in the year toward building distribution relationships with name brand and high quality web sites. Going forward, to support enhanced lead quality and attract new and larger advertisers and budgets, Aptimus will continue to expand our technology and validation capabilities, add innovative product solutions, as well as develop focused marketing strategies around specific targeted verticals such as www.euniversitydegree.com and High Voltage’s www.searchforclasses.com education site. We will also continue pursuing distribution relationships with name brand and high quality publishers.

On March 9, 2006, the Company’s board of directors repriced the strike price of certain option grants issued to certain employees and directors in 2005, including Rob Wrubel, Director and President, Bob Bejan, Director, senior members of the Company’s sales and business development groups, and other employees. The original strike price of the grants that were affected by the repricing ranged from $14.45 to $17.50. The new strike price was set at $7.00. A total of 31 individuals representing 364,275 option shares were affected by the repricing. The repricing of 364,275 stock option grants resulted in share-based compensation of $153,000 in the three months ended March 31, 2006 period. No future expense was incurred as a result of repricing these options as the full repricing cost was fully incurred in the three months ended March 31, 2006 period. Under paragraph 51 of 123R and illustration 12(a), paragraph A149-A150 of FAS 123R states that - a modification of the exercise price of the options will result in recognition of additional expense in the period the grant is modified. The Incremental cost was measured as the excess, if any, of the fair value of the modified award determined in accordance with this Statement over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. In addition, the board of directors authorized the grant of 70,000 option shares to Mr. Wrubel, and the grant of an additional 65,000 to certain other senior members of the Company’s sales and business development groups. Each of these grants had a strike price of $4.58 and vest over a four-year period from the date of grant.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. We derive our revenues primarily from response-based advertising contracts. Leads are obtained through promoting our clients’ offers across our Aptimus Network of web site publishers. Revenues generated through network publishers are recorded on a gross basis in accordance with Emerging Issues Task Force Issue Number 99-19 (EITF 99-19). Fees paid to network publishers related to these revenues are shown as Cost of revenues on the Statement of Operations.

Revenue(In thousands, except percentages)	2006	2005	Percentage Increase (Decrease)
Year ended December 31,	$15,198	$15,894	(4.4)%

	Year Ended December 31,
Revenue Per Thousand Impression (RPM) (In thousands, except percentages and RPM data)	2006	2005	Percentage Increase (Decrease)
Overall placement RPM	$57.51	$68.89	(16.5)%
Overall placement page impressions	264,080	209,929	25.8%

Core placement RPM	$218.91	$243.70	(10.2)%
Core placement page impressions	40,399	47,367	(14.7)%
Other placement RPM	$31.14	$17.96	73.4%
Other placement page impressions	203,750	162,561	25.3%

Revenues have decreased $696,000 from 2005. The company suspended email operations at the end of 2005. During 2005 there was approximately a $1.4 million of revenue derived from email. This decrease was partially offset by an $800,000 increase in the revenues derived from the High Voltage acquisition, that occured in the middle of the third quarter of 2006, and website distribution revenues. Overall network impressions increased by 25.8% to 264 million from 210 million in 2005. Overall Placement RPM’s were reduced to $57.51 in 2006 from $68.89 in 2005, or 16.5%, due to the increased focus on non core type placements. Core placements are defined in our network as offers presented typically in the middle of a process such as placing an offer in the middle of a website registration process. Whereas non-core placements are typically placed at the beginning or end of an active process such as a log in or thank you page. Offers that are placed in the middle of a process will be noticed by the internet user as the user is trying to complete a process and is therefore paying attention to each page so that the user can complete the desired process. Because of the nature of this placement, the conversion rate of a user selecting an offer is much higher in a core type placement. Since a non-core type placement is typically placed at the end of a process, the likelihood of the offer being paid attention to drops off significantly since the user does not have to pay such close attention to the offer. During the 2006 year, we found that our technical solution works very well for Publishers in non-core type placements as they can replace static Banner type advertising with a lead generation model. In addition, since the non core type placements tend to be of a less invasive nature, publishers appreciate the improved user experience for their consumers. Although these locations have historically been considered non-core, our future focus will be increased on these less invasive placements. Moving forward, we will be blending core and non core impressions and will just report on overall page and RPM metrics.

For the year ended December 31, 2006, our average RPM for our core placements decreased to $219 per thousand impressions compared to $244 for the comparable period in 2005. The RPM rate for our core placements decreased by 10%, year over year, due to our efforts to increase the quality of our leads. We focused on higher quality during 2006 and a major way to do this was to terminate certain publisher relationships that although were delivering a higher RPM, we learned that were delivering a lower quality lead than desired by our clients. Quality, from a client perspective, is the return on their advertising investment spending. Our average revenue per thousand impressions for our other placements for the year ended December 31, 2006 increased to $23 from $18 for the comparable period of 2005. As we applied our technical solution, DRO, to these other placements we found that we could greatly increase upon the existing results for our publishers in these locations. As a result of our increased attention in the non-core area, we were able to increase the effective results of our RPM rate.

The number of page impressions for core placements for the year ending December 31, 2006 decreased to 40.4 million, compared to 47.4 million, for the comparable period in 2005. The primary reasons for the reduction in core impressions was our effort to terminate certain publisher relationships with promotionally oriented publishers, coupled with a shift in focus to placements located in high volume, less intrusive traffic flows. The number of page impressions for other placements for the year ending December 31, 2006 increased to 203.7 million, compared to 162.6 million, for the comparable period in 2005. We believe long-term opportunity lies in designing user friendly advertising products and have focused our technology and business development efforts accordingly. With an evolving suite of products that work well in higher traffic, less intrusive traffic flows and a growing publisher base eager to introduce our solution to their high traffic inventories, our future focus will be expanding what we have to date termed other type impressions and limiting efforts to maintain and expand more cumbersome and intrusive core impressions. Accordingly, in the future we will aggregate our core and non core impressions into one placement metric, and expect the average RPM will be closer to the current blended averages. However, levels over the long term might fluctuate quarter-to-quarter depending on the mix of publishers added to our network and the specific placements within those publishers as well as the mix and relative values of our offer inventory.

Our plan remains to continue our efforts to expand our network with new distribution publishers, client offers and product types and placements. We expect that these efforts will result in growth in our revenues.

Cost of revenues. Cost of revenues consists of fees to web site publishers and email list owners participating in our network.

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Increase
Year Ended December 31,	$8,107	53.3%	$7,316	46.0%	10.8%

Cost of revenues as a percentage of revenues has increased 7.3% from 46.0% in 2005 to 53.3% in 2006. The primary reason for the increase is a result of an increase in the average rate paid out to our website publishers. This increase is also partially a result of the Email programs that were indefinitely suspended during 2005. The effective rate at which revenues were shared for email-based revenue was lower than that of website network based revenues. So, as email revenues were nearly zero in the current year and $1.4 million in the prior year, the percentage of revenue paid to our publishers increased. During late 2005 and 2006, we also experimented with paying network publishers on a cost per thousand impressions basis, which has contributed to the increase in costs as a percentage of revenue for the year. Cost of revenues for 2007 is expected to normalize at around 52% to 55% of revenues.

Sales and Marketing. Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs.

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Increase
Year Ended December 31,	$6,217	40.9%	$3,598	22.6%	55.3%

The increase in sales and marketing expenses was a result of the hiring of additional personnel, increases in overall commission costs and share-based compensation. These items accounted for 61%, 10% and 23% of the increase in sales and marketing expense, respectively. During 2006, the average number of sales and marketing employees increased by approximately 9 people, many of whom were senior level employees. In addition to this there were also annual pay raises during the year. Commission plans were also changed during the year to remain competitive, causing an increase in commission expense. The share-based compensation increase is a result of adopting FAS 123(R) effective January 1, 2006. Prior to the 2006 year, share-based compensation costs were not generally recognized in the income statement. Going forward, sales and marketing costs are expected to decrease 15% as a result of cost cutting measures implemented from December 2006 through January 2007.

Connectivity and Network Costs. Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include Internet connection charges, hosting facility costs, email delivery costs and personnel costs.

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Increase
Year Ended December 31,	$953	6.3%	$865	5.4%	6.9%

This increase was the result of increased labor costs, increased connectivity costs, share-based compensation costs, and a decrease in outside services. These items accounted for 69%, 51%, 32% and (77%) of the change in connectivity and networks costs, respectively. Increased labor costs resulted form annual pay increases and the full-year cost of an employee hired half-way through 2005. Increased connectivity costs are a result of the addition of a redundant collocation facility in 2006 that will provide additional back up capabilities. The share-based compensation is a result of adopting FAS 123(R) January 1, 2006. Prior to the 2006 year share-based compensation costs were not generally recognized in the income statement. The decrease in outside services results primarily from approximately $40,000 of costs incurred in the prior year for email delivery consulting services, which were not incurred in the current year. Connectivity and network costs for 2007 are expected to be slightly higher than levels in 2006 as a result of annual pay increases and general price increases.

Research and Development. Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems.

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Increase
Year Ended December 31,	$1,040	6.8%	$658	4.1%	51.1%

This increase in research and development expense was due High Voltage research and development costs, an increase in labor costs and share-based compensation. High Voltage was acquired in August of 2006 and as part of the acquisition included approximately six development staff. The increase in labor costs was due primarily to pay increases. The share-based compensation is a result of adopting FAS 123(R) January 1, 2006. Prior to the 2006 year share-based compensation costs were not generally recognized in the income statement. Research and development expense for 2007 is expected to be slightly higher than levels in 2006 as a result of annual pay increases and general price increases.

General and Administrative. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees.

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Increase
Year Ended December 31,	$2,462	16.2%	$2,004	12.6%	18.8%

There are six areas that account for the majority of the increase in general and administrative expense. These areas and the amount of the increase they account for or offset are as follows, in thousands:

Area	Increase (offset)
Labor and related costs	$173
Legal fees	172
High Voltage costs	163
Share-based compensation	79
Accounting and audit fees	(62)
Shareholder services	(145)

Labor and related costs increased in the current year as a result of the hiring of a two new employees and pay increases. Legal fees in 2006 were substantially higher than in 2005 as a result of costs incurred related to the acquisition of High Voltage, investigating the potential acquisition of other companies, obtaining a line-of-credit, review by outside counsel of several publisher agreements and costs incurred to register and protect the Aptimus trade name in European countries. The business of High Voltage was acquired in August 2006. Significant general and administrative costs were incurred for High Voltage during the four and one-half months of included operations. The share-based compensation is a result of adopting FAS 123(R) January 1, 2006. Prior to the 2006 year share-based compensation costs were not generally recognized in the income statement. Accounting and audit fees were lower in 2006 as significant costs were incurred during 2005 to comply with Sarbanes Oxley Section 404 requirements. Shareholder service costs were lower in 2006 compared to 2005 as $200,000 was paid in 2005 to list Aptimus shares on the Nasdaq Global Market. General and administrative expense for 2007 is expected to be similar to levels in 2006 as a result of annual pay increases and general price increases offset by lower legal fees.

Depreciation and Amortization. Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on intellectual property and purchased email lists.

(In thousands, except percentages)	2006	% of revenue	2005	% of revenue	Percentage Increase
Year Ended December 31,	$509	3.3%	$356	2.2%	43%

Depreciation and amortization expense increased in 2006 as a result of the amortization of intangible assets related to the acquisition of High Voltage and as additional computer equipment and software was purchased. Amortization of intangible assets related to the acquisition of High Voltage accounted for approximately 54% of the increase in depreciation and amortization. We anticipate depreciation and amortization expense in 2007 to increase compared to 2006 because 2007 will include a full year of amortization for the High Voltage intangible assets and other computer equipment and software acquired in 2006.

Other operating expense. Other operating expense in 2005 consisted primarily of an impairment charge taken on the Neighbornet assets. No similar events occurred in 2006.

Interest Expense. Interest expense in the current year was incurred for four and one-half months from the line-of-credit established to facilitate the High Voltage acquisition. Interest expense is expected to increase slightly in 2007 due to the line of credit being outstanding for the entire year compared to only four and one-half months of 2006.

Interest Income. Interest income results from earnings on our available cash reserves. Interest income totaled $354,000 in the year ended December 31, 2006 and $261,000 in 2005. The increase in interest income is primarily a result of increases in interest rates and continued investment of our excess cash reserves. Interest income is expected to be lower in 2007 as the average cash available for investment is expected to be lower in 2007 as compared to 2006.

Income Taxes. No provision for federal income taxes has been recorded for any of the periods presented due to taxable losses incurred in those years. The Company has provided full valuation allowances on the related net deferred tax assets because of the uncertainty regarding their realizability. As of December 31, 2006, approximately $68.8 million of net operating losses remain for federal income tax reporting purposes. Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

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

Revenue (In thousands, except percentages)	2005	2004	Percentage Increase
Year ended December 31,	$15,894	$13,993	13.6%

	Year Ended December 31,
Revenue Per Thousand Impression (RPM) (In thousands, except percentages and RPM data)	2005	2004	Percentage Increase (Decrease)
Core placement RPM	$243.70	$377.02	(35.4)%
Core placement page impressions	47,367	23,373	102.7%
Other placement RPM	$17.96	$20.24	(11.3)%
Other placement page impressions	162,561	133,737	21.6%

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

For the year ended December 31, 2005, our average RPM for our core placements decreased to $244 per thousand impressions compared to $377 for the comparable period in 2004. Our average revenue per thousand impressions for our other placements for the year ended December 31, 2005 decreased to $18 from $20 for the comparable period of 2004. The decrease in RPM rates for both our core and other placements resulted from our significant efforts in the current year to increase the back-end conversion, or quality from an advertiser perspective, of the leads being delivered to our clients. A primary change we made to effect client back end conversion quality was that during the second half of 2005 we ended multiple existing publisher relationships. We identified the sites in our network that had high impression volume yet had a user experience that involved a more promotion-oriented approach that, for our clients, delivered a lower quality user profile that failed to achieve back end conversion levels consistent with client expectations. We then looked to build the majority of our publisher network with impressions from non-promotional oriented sites that will yield a better lead for our clients. The number of page impressions for core placements and other placements for the year ending December 31, 2005 increased to 47.4 million and 162.6 million, respectively, compared to 23.4 million and 133.7 million, respectively, for the comparable period in 2004. The increase in page impressions was the result of adding more publishers to the Aptimus Network and adding additional placements within existing publisher websites.

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

This increase was primarily the result of additional fees paid to outside vendors related to our quality initiative that has resulted in the addition of several new types of lead validations such as full lead confirm and call confirm validations. Data verification costs are unique to each specific offer in our network and will vary from month to month depending on the number of offers requiring this service

Research and Development. Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems.

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

(In thousands, except percentages)	2005	% of revenue	2004	% of revenue	Percentage Increase
Year Ended December 31,	$356	2.2%	$256	1.8%	39.6%

Depreciation and amortization expense increased in 2005 as additional computer equipment and software was purchased.

Other operating expense. Other operating expense primarily consists of an impairment charge taken on the Neighbornet assets that were acquired in May 2005.

Interest Expense. There is no interest expense in the current year, as the Company had no amounts outstanding under capital equipment leases or other debt instruments.

Interest Income. Interest income results from earnings on our available cash reserves. Interest income totaled $261,000 in the year ended December 31, 2005 and $33,000 in 2004. The increase in interest income is primarily a result of our improved cash position resulting from the proceeds from the sale of common stock in March 2005 and the positive cash flow generated by operations during 2005.

Income Taxes. No provision for federal income taxes has been recorded for any of the periods presented due to taxable losses incurred in those years. The Company has provided full valuation allowances on the related net deferred tax assets because of the uncertainty regarding their realizability. As of December 31, 2005, approximately $65.9 million of net operating losses remain for federal income tax reporting purposes. Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Net proceeds from the issuance of stock through December 31, 2006, totaled $73.4 million. As of December 31, 2006, we had approximately $3.8 million in cash and cash equivalents, providing working capital of $3.4 million. Other than the deferred tax asset, as described more fully below, no off-balance sheet assets or liabilities existed at December 31, 2006.

In August 2006, the Company obtained a line-of-credit from a commercial bank, with a term of one year, which is renewable at the Company's option, and is secured by the Company's assets. The original line of credit allowed for draws up to the lesser of $5.0 million or 80% of eligible account receivable balances, generally those less than 90 days old. The line of credit was modified in November 2006 to reduce the eligible draws up to the lesser of $2.5 million or 80% of eligible account receivable balances, generally those less than 90 days old. The company used $2.8 million of the line to purchase High Voltage Interactive, Inc. Advances on the line bear interest, on the outstanding daily balance thereof, at a variable rate equal to :(i) one quarter of one percent (0.25%) above the Prime Rate if Company’s total cash maintained at the bank is less than $2.0 million, (ii) the Prime Rate if the Company’s total cash maintained at the bank is at least $2.0 million but less than $5.0 million and (iii) one quarter of one percent (0.25%) below the Prime Rate if the Company’s total cash maintained at the bank is greater than $5.0 million, 10.25% at December 31, 2006. Interest is payable monthly on the first calendar day of each month. As of December 31, 2006 $612,000 remained available under the revolving line-of-credit.

Net cash used in operating activities was $3.2 million during the year ended December 31, 2006. Net cash provided by operating activities was $1.3 million during the year ended December 31, 2005. Cash provided by (used in) operating activities consisted of (in thousands):

	Years ended December 31,
	2006	2005
Cash received from customers	$15,179	$15,934
Cash paid to employees and vendors	(18,339)	(14,791)
Interest received	102	195
Interest paid	(64)	—
Net cash provided by (used in) operations	$(3,182)	$1,338

Net cash provided by (used in) investing activities was $556,000 and $($6.6 million) in the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, $607,000 was used to acquire fixed assets, $5.2 million, net of cash acquired, was used to acquire the assets of High Voltage and $17.3 million was used to acquire short-term investments. These uses of cash were offset by $23.7 million from the sale of short-term investments. For the year ended December 31, 2005, $438,000 was used to acquire fixed assets, $150,000 was used to acquire the assets of Neighbornet, $9,000 was used to acquire intangible assets, and $6.0 million was used to acquire short-term investments.

Net cash provided by financing activities was $2.0 million and $6.0 million for the years ended December 31, 2006 and 2005, respectively. Net cash provided by financing activities during the year ended December 31, 2006 resulted from borrowing $2.8 million under on a line-of-credit and $146,000 from the issuance of shares in connection with the exercise of options, warrants and the employee stock purchase plan. These sources of cash were offset by the repayment of $875,000 under the line-of-credit. Net cash provided by financing activities during the year ended December 31, 2005 resulted from the sale of $6.0 million from the sale of stock in a private placement in March of 2005 and $287,000 from the issuance of stock in connection with the exercise of options, warrants and the employee stock purchase plan. These sources of cash were offset by the payment of $267,000 of costs related to the March 2005 private placement.

We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve calendar months. This is based on the balance of cash and cash equivalents at December 31, 2006. We currently anticipate spending $200,000 to $300,000 on capital expenditures in 2007 in order to continue the expansion and improvements to our network infrastructure. Should our goal of returning to positive cash flow in 2007 not be met, we will need to raise additional capital, substantially reduce our operating expenses or a combination of both to meet our long-term operating requirements.

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

The following table summarizes the contractual obligations and commercial commitments entered into by the Company (in thousands).

		Payments Due by Period Year ending December 31,
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases (1)	$2,733	$786	$966	$981	$—
Line-of-credit (2)	1,888	1,888	—	—	—
Operating agreements (3)	80	58	22	—	—
Total Contractual Obligations	$4,701	$2,732	$988	$981	$—

(1) These commitments relate to the leasing of our offices in Seattle and San Francisco. We expect to fund these commitments with existing cash, cash flows from operations, and cash flows from sublease payments. Sublease payments expected to be received in 2007 are $159,000. No sublease payments are expected to be received after November 2007.

(2) This commitment relates to balances due under a line of credit. We expect to fund this commitment with existing cash and cash flows from operations.

(3) These commitments relate to connectivity and collocation contracts. We expect to fund these commitments with existing cash and cash flows from operations.

OFF-BALANCE SHEET ARRANGEMENTS

No off-balance sheet arrangements existed as of December 31, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this annual report. We believe those areas subject to the greatest level of uncertainty are the recording of share-based compensation, the allocation of purchase price in acquisitions, the impairment of goodwill and other intangible assets, the valuation allowance for deferred tax assets, the allowance for doubtful accounts receivable. In addition to those areas subject to the greatest level of uncertainty, revenue recognition is also considered a critical accounting policy.

Revenue Recognition

The Company currently derives revenue from providing response-based advertising programs through a network of web site distribution publishers. The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;
•	The service has been provided to the customer;
•	The collection of the fees is reasonably assured; and
•	The amount of fees to be paid by the customer is fixed or determinable.

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

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the requisite service period for awards expected to vest. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning before January l, 2006. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The fair value of each option or stock appreciation award under the plans is estimated on the date of grant using the Black Scholes Merton option-pricing model. The risk-free rate used is based on the U.S. Treasury Constant Maturities for the applicable grant date and expected term. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates. In valuing shares-based awards, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. Expected volatilities are based on the historical volatility of Aptimus common stock and other factors. The expected term of options granted is based on an analysis of historical exercise behavior and employee termination activity and represents the period of time that options granted are expected to be outstanding.

The fair value of stock options, as determined by the Black-Scholes option-pricing model, can vary significantly depending on the assumptions used.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. We periodically engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include customer relationships, trade names, trademarks, and customer lists. The fair values assigned to the identified intangible assets are discussed in detail in Note 3 to the Consolidated Financial Statements in Item 8.

Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer contracts and customer lists; trade name awareness and market position, as well as assumptions about the period of time the trade name will continue to be used in our product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill

We review goodwill at least annually for impairment. Should certain events or indicators of impairment occur between annual impairment tests, we perform the impairment test of goodwill at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting, as some of the assets and liabilities related to those reporting are not held by those reporting units but by corporate headquarters. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of the reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of a reporting unit for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of that reporting unit. Although our cash flow forecasts are based on assumptions that are consistent with our plans and estimates we are using to manage the underlying businesses, there is significant exercise of judgment involved in determining the cash flows attributable to a reporting unit over its estimated remaining useful life. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. We also consider our and our competitor’s market capitalization on the date we perform the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.

Long-lived Assets

We review our long-lived assets including fixed assets and identifiable intangible assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Determining if such events or changes in circumstances have occurred is subjective and judgmental. Should we determine such events have occurred, we then determine whether such assets are recoverable based on estimated future undiscounted net cash flows and fair value. If future undiscounted net cash flows and fair value are less than the carrying value of such asset, we write down that asset to its fair value.
We make estimates and judgments about future undiscounted cash flows and fair value. Although our cash flow forecasts are based on assumptions that are consistent with our plans, there is significant exercise of judgment involved in determining the cash flows attributable to a long-lived asset over its estimated remaining useful life. Our estimates of anticipated future cash flows could be reduced significantly in the future. As a result, the carrying amount of our long-lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets including intangibles.

Valuation Allowance for Deferred Tax Assets

SFAS 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. At December 31, 2006, our net deferred tax assets are $24.5 million. Currently a valuation allowance equal to the balance of the deferred tax assets has been recorded. This valuation allowance has been recorded, as the ability of the Company to utilize the deferred tax assets has not been assessed as being more likely than not.

Any change in the assessment of whether it is more likely than not that the deferred tax assets will be utilized will have a significant impact on the estimate of the valuation allowance.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay, aging of accounts receivable balances and our collection history with each customer. We make estimates and judgments about the inability of customers to pay the amount they owe us which could change significantly if their financial condition changes or the economy in general deteriorates. The estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the aging categories are updated.

RECENT ACCOUNTING PRONOUNCMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of whether it is more likely than not that a tax position will be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what the impact of the adoption of FIN 48 and believes it will not have a material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning in the first quarter of the year ending December 31, 2008. The Company is currently assessing whether adoption of SFAS No. 157 will have an impact on its financial statements, but we do not expect the effect to be material.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

All of our cash is held in accounts that are not at fixed interest rates and therefore the fair value of these instruments is not affected by changes in market interest rates. As of December 31, 2006, we believe the reported amounts of cash equivalents to be reasonable approximations of their fair values. As a result, we believe that the market risk and interest risk arising from its holding of financial instruments is minimal.

Item 8: Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Aptimus, Inc.

We have audited the accompanying consolidated balance sheets of Aptimus, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aptimus, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, Aptimus, Inc. changed its method of accounting for stock-based compensation in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ Moss Adams LLP
San Francisco, California
March 30, 2007

APTIMUS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$3,757	$4,349
Accounts receivable, net	3,953	2,498
Prepaid expenses and other current assets	759	140
Marketable securities	—	6,091
Total current assets	8,469	13,078
Fixed assets, net	901	690
Intangible assets, net	2,026	20
Goodwill	3,163	—
Other assets	161	39
	$14,720	$13,827
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,869	$1,016
Current portion of notes payable	1,888	—
Accrued and other liabilities	1,344	325
Total current liabilities	5,101	1,341
Commitments and contingent liabilities (note 10)
Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized and none issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, no par value; 100,000 shares authorized, 6,566 and 6,528 issued and outstanding at December 31, 2006 and 2005, respectively	69,369	69,223
Additional paid-in capital	3,637	2,850
Accumulated deficit	(63,387)	(59,587)
Total shareholders’ equity	9,619	12,486
	$14,720	$13,827

The accompanying notes are an integral part of these consolidated financial statements.

APTIMUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004

Revenues	$15,198	$15,894	$13,993
Operating expenses:
Cost of revenues	8,107	7,316	6,262
Sales and marketing (1)	6,217	3,598	2,316
Connectivity and network (1)	953	865	812
Research and development (1)	1,040	658	615
General and administrative (1)	2,462	2,004	1,564
Depreciation and amortization	509	356	256
Other operating expenses	-	95	-
Total operating expenses	19,288	14,892	11,825
Operating income (loss)	(4,090)	1,002	2,168

Interest expense	(64)	—	(35)
Gain on warrant liability	—	89	—
Interest income	354	261	33
Other income (expense), net	—	—	(40)
Net income (loss)	$(3,800)	$1,352	$2,126
Net income (loss) per share:
Basic	$(0.58)	$0.21	$0.38
Diluted	$(0.58)	$0.18	$0.30
Weighted average shares outstanding:
Basic	6,541	6,351	5,630
Diluted	6,541	7,575	7,182

(1) Amounts include share-based compensation as follows (see Note 11)

	Year ended December 31,
	2006	2005	2004
Sales and marketing	$631	$—	$—
Connectivity and network	28	—	—
Research and development	46	—	—
General and administrative	82	—	—
Total share-based compensation	$787	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

APTIMUS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2003	5,213	$63,098	$2,679	$(63,065)	$2,712
Costs related to issuance of stock	—	(168)	—	—	(168)
Issuance of shares under employee stock purchase program	10	44	—	—	44
Exercise of stock options and warrants	369	216	—	—	216
Conversion of Note Payable	381	305	(35)	—	270
Net income	—	—	—	2,126	2,126

Balances at December 31, 2004	5,973	$63,495	$2,644	$(60,939)	$5,200
Issuance of stock, net of issuance costs	351	5,441	203	—	5,644
Issuance of shares under employee stock purchase program	7	95	—	—	95
Exercise of stock options and warrants	197	192	—	—	192
Disgorgement of profit	—	—	3	—	3
Net income	—	—	—	1,352	1,352

Balances at December 31, 2005	6,528	$69,223	$2,850	$(59,587)	$12,486
Share-based compensation	—	—	787	—	787
Issuance of shares under employee stock purchase program	16	68	—	—	68
Exercise of stock options	22	78	—	—	78
Net loss	—	—	—	(3,800)	(3,800)

Balances at December 31, 2006	6,566	$69,369	$3,637	$(63,387)	$9,619

The accompanying notes are an integral part of these consolidated financial statements.

APTIMUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$(3,800)	$1,352	$2,126
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	509	356	256
Bad debt expense	48	123	127
Share-based compensation	787	—	—
Loss on impairment of intangible assets	—	95	—
Impairment of long-term investment	—	—	40
Gain on warrant liability	—	(89)	—
Amortization of discount on short-term investments	(244)	(66)	—
Amortization of discount on convertible notes payable	—	—	3
Changes in assets and liabilities:
Accounts receivable	(67)	236	(2,065)
Prepaid expenses and other assets	(723)	(4)	35
Accounts payable	(711)	(359)	739
Accrued and other liabilities	1,019	(306)	372
Net cash provided by (used in) operating activities	(3,182)	1,338	1,633
Cash flows from investing activities
Purchase of fixed assets	(606)	(438)	(415)
Proceeds from disposal of fixed assets	—	—	41
Acquisition of business, net of cash acquired	(5,173)	(150)	—
Purchase of intangible asset	—	(9)	(8)
Purchase of marketable securities	(17,315)	(6,025)	—
Sale of marketable securities	23,650	—	—
Net cash provided by (used in) investing activities	556	(6,622)	(382)
Cash flows from financing activities
Borrowings under notes payable	2,763	—	—
Repayments under notes payable	(875)	—	—
Proceeds from disgorgement of profit	—	3	—
Principal payments under capital leases	—	—	(101)
Net proceeds from issuances of common stock	146	6,020	92

Net cash provided by (used in) financing activities	2,034	6,023	(9)
Net increase (decrease) in cash and cash equivalents	(592)	739	1,242
Cash and cash equivalents at beginning of period	4,349	3,610	2,368

Cash and cash equivalents at end of period	$3,757	$4,349	$3,610
Supplemental cash flow disclosure:
Cash paid during the period for interest	$64	$—	$30

The accompanying notes are an integral part of these consolidated financial statements.

APTIMUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and business

Aptimus, Inc. (the “Company”) is a results-based advertising network that distributes advertisements for direct marketing advertisers across a network of third-party web sites. In 2005 and prior years, the Company also distributed advertisements for direct marketing advertisers across company-owned and licensed email lists. Advertisers pay for the results that the Company delivers through one of four pricing models - (i) cost per click, (ii) cost per lead, (iii) cost per acquisition or (iv) cost per impression. The Company then shares a portion of the amounts billed to advertiser clients with publishers and email list owners on whose web properties and email lists the Company distributes the advertisements. In addition, the Company occasionally pays web site owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the web site.

At the core of the Aptimus Network is a database configuration and software platform used in conjunction with a direct marketing approach for which the Company has filed a non-provisional business method patent application called Dynamic Revenue Optimization™ (DRO). DRO determines through computer-based logic, on a real-time basis, which advertisements in the Company’s system, using the yield of both response history and value, should be reflected for prominent promotion on each individual web site placement and in each email sent to consumers. The outcome of this approach is that the Company generates superior user response and revenue potential for that specific web site or email placement and a targeted result for advertiser clients.

On August 17, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of High Voltage Interactive, Inc. (HVI), an Internet marketing and lead generation firm, for $5.4 million in cash. HVI is an online marketing firm specializing in recruitment and enrollment solutions for the higher education marketplace. HVI focuses in the education category and they manage marketing solutions and lead generation programs for education clients. The HVI network manages a targeted network of publishers and affiliates focused on career and education.

The results of operations of HVI have been included in the accompanying consolidated financial statements from the date of the acquisition. See Note 3 for additional details of the transaction.

2. Summary of significant accounting policies

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no impact on operating income (loss), net income (loss), or net income (loss) per share.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant accounting policies and estimates underlying the accompanying financial statements include:

•	the recognition of revenue
•	the determination of fair values of share awards;
•	the determination of fair values of assets acquired and liabilities assumed in business combinations
•	assessing impairment of goodwill and long-lived assets;
•	determining allowances for doubtful accounts;
•	determining lives and recoverability of fixed assets;
•	determining reserves for deferred tax assets;

It is reasonably possible that the estimates may change in the future.

Cash and cash equivalents

The Company generally considers any highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

The Company invests its cash and cash equivalents in deposits at a major financial institution that may, at times, exceed federally insured limits. The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to temporary cash investments.

Marketable securities

The Company classifies, at the date of acquisition, its marketable securities into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities, which are classified as available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense), net. There were no marketable securities at December 31, 2006. At December 31, 2005, marketable securities consisted of commercial paper with maturities of less than one year. There were no significant realized or unrealized gains or losses in any period presented.

Accounts receivable

The Company grants credit to its customers for substantially all of its sales. Accounts receivable are stated at their estimated net realizable value. The estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the aging categories are updated. Accounts receivable are considered past due when payment has not been received within the contractual terms, which are generally net 30 days from invoice date. Amounts are considered uncollectible and written off to the reserve for bad debts when all internal collection efforts have been exhausted.

Fixed assets

Fixed assets are stated at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives. The estimated useful lives for financial reporting purposes are as follows:

Office furniture and equipment	Five years
Computer hardware and software	Three years
Leasehold improvements	Shorter of the estimated useful lives or the lease term

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

Intangible assets

Intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

Email names	Two years
Trademarks, logos and patents	Three years
Trade names	Fifteen years
Customer relationships	Eight years

Impairment of long-lived assets

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. If at the time, such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. No impairment charges were recognized during the years ended December 31, 2006 and December 31, 2004. A charge of $95,000 was recorded in other operating expenses for the year ended December 31, 2005 related to the impairment of certain intangible assets.

Goodwill

The Company evaluates the recoverability of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company tests the goodwill balances for impairment on an annual basis or more often whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company conducts its annual impairment test in the fourth quarter of each year, and has determined there was no impairment in 2006.

Long-term investments

During 2006 and 2005, the Company had no long-term investments. During the year ended December 31, 2004, Aptimus recorded a charge of approximately $40,000 in other income (expense), related to the impairment of investments in equity investments in non-public companies.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

Deferred revenues

Deferred revenues consist of advance billings and payments on marketing contracts and are included in accrued and other liabilities in the accompanying balance sheet.

Revenue recognition

The Company currently derives revenue primarily from providing response-based advertising programs through a network of websites. The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;
•	The service has been provided to the customer;
•	The collection of the fees is reasonably assured; and
•	The amount of fees to be paid by the customer is fixed or determinable.

Revenue earned for lead generation through the Aptimus Network is based on a fee per lead and is recognized when the lead information is delivered to the client. Revenue earned for e-mail mailings can be based on a fee per lead, a percentage of revenue earned from the mailing, or a cost per thousand e-mails delivered. Revenue from e-mail mailings delivered on a cost per thousand basis is recognized when the e-mail is delivered. Revenue from e-mail mailings sent on a fee per lead or a percentage of revenue earned from the mailing basis is recognized when amounts are determinable, generally when the customer receives the leads. Reference to e-mail revenues herein is for use when comparing historical periods to the results for the year ended December 31, 2006 since the Company indefinitely suspended its e-mail marketing efforts in December 2005.

Revenues generated through network publishers and opt-in email list owners are recorded on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Fees paid to network publishers and opt-in email list owners related to these revenues are shown as Cost of revenues on the Statement of Operations. The Company shares a portion of the amounts it bills its advertiser clients with the third-party web site owners or “publishers” and email list owners on whose web properties and email lists the Company distributes the advertisements. While this “revenue share” approach is the Company’s primary payment model, it will as an alternative occasionally pay web site owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the web site. Email based campaigns that are sent to Company owned lists do not have publisher fees associated with them. In the future, due to the indefinite suspension of the email business, the Company does not expect to generate or, consequently, share any email-related revenues.

The Company has evaluated the guidance provided by EITF 99-19 as it relates to determining whether revenue should be recorded gross or net for the payments made to network publishers and opt-in email list owners and has determined the recording of revenues gross is appropriate based upon the following factors:

•	the Company acts as a principal in these transactions;

•	the Company and its customer are the only companies identified in the signed contracts;

•	the Company and its customer are the parties who determine pricing for the services;

•	the Company is solely responsible to the client for fulfillment of the contract;

•	the Company bears the risk of loss related to collections

•	the Company determines how the offer will be presented across the network; and

•	Amounts earned are based on leads or emails delivered and are not based on amounts paid to publishers.

In addition to response-based advertising revenues, the Company earns revenue from list rental activities. List rental revenues are received from the rental of customer names to third parties through the use of list brokers. Revenue from list rental activities are recognized in the period the payment is received due to uncertainty surrounding the net accepted number of names.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense for the years ended December 31, 2006, 2005 and 2004, were $13,000, $205,000, and $67,000, respectively.

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

Net income (loss) per share

Basic net income (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of common stock options, stock appreciation rights and warrants. Common stock options, stock appreciation rights and warrants are converted using the treasury stock method.

The following table sets forth the computation of the numerators and denominators in the basic and diluted income (loss) per share calculations for the periods indicated and those common stock equivalent securities not included in the diluted net loss per share calculation as their effect on income (loss) per share is anti-dilutive (in thousands, except per share data):

	Year ended December 31,
	2006	2005	2004
Numerator:
Net income (loss) (A)	$(3,800)	$1,352	$2,126
Denominator:
Weighted average outstanding shares of common stock (B)	6,541	6,351	5,630
Weighted average dilutive effect of options to purchase common stock	—	1,121	1,326
Weighted average dilutive effect of shares to be issued on conversion of convertible notes payable	—	—	86
Weighted average dilutive effect of warrants to purchase common stock	—	103	140
Weighted average of common stock and common stock equivalents (C)	6,541	7,575	7,182

Net income (loss) per share:
Basic (A) / (B)	$(0.58)	$0.21	$0.38
Diluted (A) / (C)	$(0.58)	$0.18	$0.30

Antidilutive securities excluded consist of the following:
Options to purchase common stock	2,076	52	32
Restricted common stock	25	—	—
Warrants to purchase common stock	495	91	—
	2,296	143	32

Concentrations of credit risk and significant customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. Concentrations of credit risk with respect to accounts receivable exist due to the large number of Internet based companies that we do business with. This risk is mitigated due to the wide variety of customers to which the Company provides services, as well as the customer’s dispersion across many different geographic areas. The Company maintains an allowance for doubtful accounts receivable balance as described above under Accounts receivable.

During the year ended December 31, 2006, no customers accounted for more than 10% of total revenues. During the year ended December 31, 2005, one customer accounted for 10.2% of total revenues. During the year ended December 31, 2004, two customers accounted for 20.2% and 12.3% of total revenues, respectively. As of December 31, 2006, one customer accounted for 23.8% of outstanding accounts receivable. As of December 31, 2005, one customer accounted for 13.5% of outstanding accounts receivable. As of December 31, 2004, three customers accounted for 18.6%, 11.6% and 11.1%, of outstanding accounts receivable. During the year ended December 31, 2006, one publisher accounted for 21.2% of total revenues, respectively. During the year ended December 31, 2005, one publisher accounted for 10.6% of total revenues. During the year ended December 31, 2004, one publisher accounted for 23.7% of revenues.

Aptimus has no operations outside of the United States and no significant amount of revenue is derived from outside of the United States.

Share-based compensation

Through December 31, 2005, Aptimus accounted for share-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2006 the Company has adopted Statement of Financial Accounting Standards No. 123(revised 2004), Share-Based Payment, (SFAS 123(R)), using the modified prospective application transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock grants related to the Company’s incentive plans, to be based on fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company will use the Black-Scholes model to determine the fair value of employee stock options granted. Financial statements for prior to the adoption of SFAS 123(R) do not reflect any restated amounts as a result of this adoption in accordance with the modified prospective transition method under SFAS 123(R). The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to share-based employee compensation for the periods indicated (in thousands, except per share data):

	Years ended December 31,
	2005	2004
Net income (loss), as reported	$1,352	$2,126
Add: Total share-based employee compensation expense, included in the determination of net income as reported, net of related tax effects	—	—
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,978)	(552)
Pro forma net income (loss)	$(3,626)	$1,574

Net income (loss) per share:
Basic - as reported	$0.21	$0.38
Basic - pro forma	$(0.57)	$0.28
Diluted - as reported	$0.18	$0.30
Diluted - pro forma	$(0.57)	$0.22

Comprehensive income

To date, the Company has not had any significant transactions required to be reported in comprehensive income other than its net income (loss).

Segment information

The Company has organized and managed its operations in a single operating segment providing results based advertising to direct marketing clients.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of whether it is more likely than not that a tax position will be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what impact of the adoption of FIN 48 and believes it will not have a material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning in the first quarter of the year ending December 31, 2008. The Company is currently assessing whether adoption of SFAS No. 157 will have an impact on its financial statements, but we do not expect the effect to be material.

3. Acquisitions

High Voltage Interactive, Inc.

In August 2006, the Company acquired substantially all of the assets and assumed certain liabilities of High Voltage Interactive, Inc. (HVI), an Internet marketing and lead generation firm for $5.4 million cash. The Company believes the acquisition will create a full-service offering to help acquire, retain and extend relationships with customers.

The acquisition was accounted for under the purchase method of accounting. The results of operations of HVI have been included in the accompanying consolidated financial statements from the dated of the acquisition. In connection with the acquisition, the Company initially paid $6.0 million in cash and incurred negligible transaction related expenses, for a total initial purchase price of $6.0 million. The terms of the merger agreement called for $600,000 of the purchase price to be held in escrow for nine months pending the settlement of certain acquisition related conditions. In February 2007, the $600,000 escrow amount was returned to the Company pursuant to an agreement entered into with the seller. As a result, the preliminary purchase price was reduced by $600,000 and the final purchase price is $5.4 million. Included in the assets acquired was approximately $228,000 in cash, reducing the cash used for the acquisition, net of cash acquired to approximately $5.2 million. At December 31, 2006, the $600,000 returned in February 2007 from the escrow account was included in Prepaid and other assets on the balance sheet.

As of December 31, 2006, the purchase price allocation associated with this acquisition is as follows (in thousands):

Goodwill	$3,163
Trade name	600
Customer relationships	1,500
Net book value of acquired assets and liabilities which approximate fair value	137
Total purchase price	$5,400

The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. A valuation of the purchased assets was undertaken by a third party valuation specialist to assist the Company in determining the estimated fair value of each identifiable asset and in allocating the purchase price among acquired assets.

In conjunction with the acquisition, the Company issued 200,000 shares of restricted common stock to certain key employees of the acquired company. The restriction on the shares lapses in respect to specified amounts in three annual increments measured from the closing date conditioned on the retention of the specific key employees to whom the shares were issued. In the fourth quarter of 2006, 175,000 shares of restricted common stock were forfeited. The Company is accounting for the restricted common stock as share-based payments as described in Note 11.

The unaudited pro forma combined historical results of operations, as if HVI had been acquired at the beginning of each period presented are as follows:

	Year ended December 31,
	2006	2005
Revenues	$22,547	$23,466
Net income (loss)	(3,513)	1,649
Net income (loss) per share:
Basic	$(0.54)	$0.26
Diluted	$(0.54)	$0.21
Weighted average shares outstanding:
Basic	6,541	6,351
Diluted	6,541	7,778

Neighbornet

In May 2005, the Company acquired substantially all of the assets of the Neighbornet division of Adfinis LLC. The aggregate cash purchase price of $152,500 cash was allocated to email list databases, customer relationships and customer contracts. The acquired intangible assets are being amortized over their estimated useful lives of two years. The results of operations of Neighbornet have been included in the accompanying consolidated financial statements from the date of the acquisition. The effect of this acquisition on consolidated revenues and operating income for the twelve months ended December 31, 2006 and 2005 was to reduce net income by approximately $32,000 and $268,000, respectively.

4. Accounts receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2006	2005
Accounts receivable	$4,189	$2,721
Less: Allowance for doubtful accounts	(236)	(223)
	$3,953	$2,498

5. Fixed assets

Fixed assets consist of the following (in thousands):

	December 31,
	2006	2005
Computer hardware and software	$2,764	$2,518
Office furniture and equipment	238	179
Leasehold improvements	129	77
	$3,131	$2,774
Less: Accumulated depreciation	(2,230)	(2,084)
	$901	$690

Depreciation expense for the years ended December 31, 2006, 2005 and 2004, was $415,000, $297,000 and $232,000, respectively.

6. Intangible assets

Intangible assets consist of the following (in thousands):

	December 31,
	2006	2005
Customer relationships	$1,500	$10
Trade names	600	—
Email names	—	45
Trademarks, logos and patents	83	83
	$2,183	$138
Less: Accumulated amortization	(177)	(118)
	$2,006	$20

Amortization expense for the years ended December 31, 2006, 2005 and 2004, was $94,000, $59,000 and $95,000, respectively.

Expected future amortization expense is as follows (in thousands):

Year ending December 31,	Amortization
2007	$277
2008	276
2009	273
2010	273
2011	273
Thereafter	634
Total expected future amortization	$2,006

7. Notes Payable

In August 2006, the Company obtained a line-of-credit from a commercial bank, with a term of one year, which is renewable at the Company's option for an additional one year term. The line-of-credit is secured by the Company's assets. The original line-of-credit allowed for draws up to the lesser of $5.0 million or 80% of eligible account receivable balances, generally those less than 90 days old. The line-of-credit was modified in November 2006 to reduce the eligible draws up to the lesser of $2.5 million or 80% of eligible account receivable balances, generally those less than 90 days old. The Company used $2.8 million of the line to purchase High Voltage Interactive, Inc. Advances on the line bear interest, on the outstanding daily balance thereof, at a variable rate equal to :(i) one quarter of one percent (0.25%) above the Prime Rate if the Company’s total cash maintained at the bank is less than $2.0 million, (ii) the Prime Rate if the Company’s total cash maintained at the bank is at least $2.0 million but less than $5.0 million and (iii) one quarter of one percent (0.25%) below the Prime Rate if the Company’s total cash maintained at the bank is greater than $5.0 million. At December 31, 2006, the interest rate on outstanding balances was 10.25%. Interest is payable monthly on the first calendar day of each month. As of December 31, 2006, $612,000 remained available under the revolving line-of-credit.

8. Accrued and other liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Accrued network publisher fees	$678	$63
Accrued vacation	194	73
Deferred rent	120	37
Accrued commissions	89	26
Other liabilities	263	163
	$1,344	$325

9. Related party transactions

In July 2003, the Company borrowed $305,000 under a Convertible Note Purchase Agreement. The payment obligation, memorialized in a secured convertible promissory note issued to each investor, had a 36-month term, bore interest at 6% per annum, and could be converted to shares of common stock at the option of the holder at a fixed price of $0.80 per share. Accrued interest was payable quarterly, commencing one year from the closing date. As part of the transaction, the Company issued to the investors warrants to purchase a total of 127,094 shares of our common stock for $0.50 per share. The warrants have a term of five years. The value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: no dividends; risk-free interest rate of 2.52%, the contractual life of 5.0 years and volatility of 100%. The $45,627 value of these warrants was recorded as a discount on the convertible note obligation and amortized to expense over the 36-month term of the obligation. Timothy C. Choate, our CEO, and Robert W. Wrubel, one of our independent directors and an employee as of June 2005, participated in the convertible note financing in the amount of $50,000 and $15,000, respectively. Mr. Choate was granted a warrant to purchase 20,835 shares of common stock and Mr. Wrubel was granted a warrant to purchase 6,250 shares of common stock. In March 2004, the Convertible Promissory Note was converted into 381,250 shares of common stock of which Mr. Choate received 62,500 shares and Mr. Wrubel received 18,750 shares.

10. Commitments and contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through October 2011 with options to extend through December 2015. Additionally, the Company subleases facilities to third parties under non-cancelable operating subleases which expire in November 2007.

Future minimum lease payments and sublease income under the non-cancelable operating leases and subleases are as follows (in thousands).

Year ending December 31,	Operating Leases	Sublease Income
2007	$786	$159
2008	470	-
2009	496	-
2010	523	-
2011	458	-
Total minimum lease payments	$2,733	$159

Rent expense for the years ended December 31, 2006, 2005 and 2004, was $423,000, $231,000 and $224,000 respectively. Sublease rental income offsetting rent expense in the statement of operations for the years ended December 31, 2006, 2005, and 2004, was not significant for any period presented.

Litigation

The Company may be subject to various claims and pending or threatened lawsuits in the normal course of business. Management believes that the outcome of any such lawsuits would not have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees and Indemnifications

The Company has agreements indemnifying its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is the applicable statute of limitations for indemnifiable claims. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ insurance policy that may enable the Company to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, the Company believes the estimated fair value of this indemnification obligation is not material. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage, which attempts may result in expensive and time-consuming litigation against the insurers.

The Company’s standard advertising client and distribution publisher contracts include standard cross indemnification language that requires, among other things, that the Company indemnify the client or publisher, as the case may be, for certain claims and damages asserted by third-parties that arise out of breach of the contract. In the past, the Company has not been subject to any claims for such losses and has thus not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes the estimated fair value of these obligations is not material.

Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims, which may include, claims of intellectual property infringement, breach of contract and intentional acts in the performance of the contract. The term of these indemnification obligations is generally limited to the term of the contract at issue. In addition, the Company limits the maximum potential amount of future payments it could be required to make under these indemnification obligations to the consideration paid during a limited period of time under the applicable contract, but in some infrequent cases the obligation may not be so limited. In addition, the Company’s standard policy is to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, indirect, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of service warranties based on specific warranty claims and claim history. The Company has not been subject to any claims for such losses and has not incurred any costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes the estimated fair value of these agreements is not material.

11. Shareholders’ equity

Common stock

The following shares of common stock are available for future issuance at December 31, 2006 (in thousands):

Options outstanding	2,076
Restricted stock	25
Warrants outstanding	495
Stock available for future grant:
1997 Stock Option Plan	43
2001 Stock Plan	601
Employee Stock Purchase Plan	1,932

Total	5,172

In March 2005, the Company issued 351,083 shares of unregistered common stock to certain accredited investors at a price of $17.09 per share. The Company received proceeds of $5.7 million, net of $0.3 million of issuance costs. The shares were issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act. In May 2005, the shares of common stock were registered with the Securities and Exchange Commission (SEC). In conjunction with the issuance of the unregistered common stock, the Company issued warrants to purchase 91,281 shares of common stock as described below.

In March 2004, the Convertible Promissory Note described in Note 9 was converted into 381,250 shares of unregistered common stock. These shares were subsequently registered in November 2004.

In March 2002, the Board of Directors of the Company declared a dividend distribution of one preferred share purchase right (a “right”) for each outstanding share of the Company’s common stock. The dividend was payable to the stockholders of record on March 29, 2002. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred Stock at a price of $15 per one one-thousandth of a Preferred Share. In the event of an acquisition, except pursuant to a tender or exchange offer which is for all outstanding Common Shares at a price and on terms which a majority of certain members of the Board of Directors determines to be adequate, each holder of a right will thereafter have the right to receive upon exercise the number of Common Shares or of one one-thousandth of a share of Preferred Shares having a value equal to two times the exercise price of the right. There were no transactions during 2006, 2005 or 2004 related to the rights.

Warrants

In August 2006, the Company entered into a strategic distribution agreement (“Agreement”) with a website publisher with an initial term of three years and three additional one-year renewal options. Pursuant to the Agreement, the Company will place targeted performance-based advertising in transactional areas of the publisher’s network of leading Web brands. As part of the transaction, the Company issued warrants to the publisher to purchase up to 327,500 shares of the Company’s common stock for $7.50 per share upon the achievement of substantial financial milestones. The rights under these warrants expire in August 2009. The warrants were issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act for sales to accredited investors, as that term is defined in Rule 501(a) of Regulation D. No compensation has been recorded for these warrants as they contain financial milestone vesting criteria, which were not probable of achievement at December 31, 2006.

In conjunction with the issuance of the unregistered common stock in March 2005 as described above, the Company issued warrants to purchase 70,216 shares of common stock for $20.22 per share to the investors and 21,065 shares of common stock for $18.15 per share to the Company’s financial advisor. The warrants were exercisable upon issuance and expire in March 2010. The fair values of the warrants issued to investors and financial advisors on the closing date of the transaction were estimated to be $955,000 and $292,000, respectively, using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.3%, the contractual life of 5 years and volatility of 100%. The fair value of the warrants issued to financial advisors was recorded as a reduction in the proceeds received from the stock issuance.

In accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock, and the terms of the warrants, the fair value of the warrants issued to the investors was accounted for as a liability, with an offsetting reduction to the carrying value of the common stock.

In May 2005 the registration statement related to the March 2005 offering was declared effective and the warrant liability was reclassified to equity. At the time of the reclassification the fair value of the warrants was estimated to be $866,000, calculated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.83%, the contractual life of 4.863 years and volatility of 100%. The $89,000 decrease in the fair market value of the warrants was recorded as a gain on warrant liability in the Statement of Operations.

In return for various services and in connection with various investment transactions, the Company has issued warrants to purchase shares of common stock. At December 31, 2006, warrants outstanding are as follows:

Year of issue	Shares	Exercise price	Year of expiration
2003	27,085	$0.50	2008
2003	43,125	$2.05	2008
2003	5,634	$5.00	2008
2005	70,216	$20.22	2010
2005	21,065	$18.15	2010
2006	327,500	$7.50	2009
Total	494,625

Stock Option Plans

In June 1997, the Company approved the 1997 Stock Option Plan (the “1997 Plan”) that provides for the issuance of incentive and non-statutory options to employees and non-employees of the Company. The 1997 Plan provides for grants of immediately exercisable options; however, the Company has the right to repurchase any unvested common stock upon the termination of employment at the original exercise price. As of December 31, 2006, the 1997 Plan provided for the granting of options to purchase up to 2,400,000 shares of common stock, of which 43,168 options remained unissued.

In June 2001, the Company approved the 2001 Stock Plan (the “2001 Plan”) that provides for the issuance of incentive and non-statutory options and restricted stock to employees and non-employees of the Company. In June 2006, the Company amended the 2001 Plan to provide for the issuance of stock appreciation rights. The 1997 Plan provides for grants of immediately exercisable options; however, the Company has the right to repurchase any unvested common stock upon the termination of employment at the original exercise price. As of December 31, 2006, the 2001 Plan provided for the granting of options, restricted stock, and stock appreciation rights to purchase up to 2,400,000 shares of common stock, of which 600,267 options, restricted stock and stock appreciation rights remained unissued.

Terms and conditions of the options, restricted stock, and stock appreciation rights are determined by the Board of Directors, which includes exercise price, number of shares granted, and the vesting period of the shares. Options issued under the Company’s stock option plans are generally for periods not to exceed 10 years and are issued at fair value of the shares of common stock on the date of grant as determined by the trading price of such stock with vesting periods of one to four years.

Stock option activity is as follows (in thousands, except prices and contractual term):

			Weighted-Average
Options	Shares Available for Grant	Shares Outstanding	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2003	1,704	1,522	$1.98
Granted	(174)	174	9.32
Exercised	—	(303)	0.57
Forfeited	17	(17)	2.73
Balance at December 31, 2004	1,547	1,376	1.98
Granted	(530)	530	14.13
Exercised	—	(155)	1.10
Forfeited	54	(54)	7.99
Balance at December 31, 2005	1,071	1,697	5.67
Options granted	(500)	500	6.08
Restricted shares granted	(85)	—	—
Options exercised	—	(22)	3.46
Options forfeited	99	(99)	7.92
Restricted shares forfeited	60	—
Balance at December 31, 2006	645	2,076	$4.28	6.87	$6,262
Exercisable at December 31, 2006		1,624	$2.94	6.21	$5,854
Vested or expected to vest		2,053	$2.33

The fair value of each option or stock appreciation award under the plans is estimated on the date of grant using the Black Scholes Merton option-pricing model. Expected volatilities are based on the historical volatility of Aptimus common stock and other factors. The expected term of options granted is based on an analysis of historical exercise behavior and employee termination activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate used is based on the U.S. Treasury Constant Maturities for the applicable grant date and expected term. Assumptions used to value employee options granted were as follows:

	Year ended December 31,
	2006	2005	2004
Range of expected volatility	108.4 - 113.2% %	88.0 - 92.4% %	100.0%
Weighted-average expected volatility	111.5%	91.8%	100.0%
Range of risk free interest rates	4.69 - 5.08%	3.70 - 4.43%	2.60 - 3.61%
Weighted-average risk free interest rates	4.83%	3.88%	3.16%
Range of expected term	5.0 years	4.0 years	4.0 years
Weighted-average expected term	5.0 years	4.0 years	4.0 years
Expected dividends	0.0%	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004, was $4.91, $9.45 and $5.83, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $80,000, $2.5 million and $3.9 million, respectively.

This was Deleted as it is disclosed in table. This was deleted as there is no such provision under out plan.

The following table summarizes information about stock options outstanding as of December 31, 2006:
	Options outstanding			Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.00	25	6.6	$0.00	25	$0.00
$0.28 - $0.68	827	5.3	0.45	827	0.45
$1.02 - $1.95	103	3.7	1.61	100	1.61
$4.27 - $4.75	213	9.0	4.58	28	4.59
$5.31 - $6.95	225	7.3	6.47	119	6.35
$7.00 - $14.88	683	8.5	8.64	525	8.92
	2,076	6.9	$4.28	1,624	$2.94

In conjunction with the acquisition of High Voltage Interactive, Inc., the Company issued 200,000 restricted shares of common stock to certain key employees of the acquired company. The restriction on the shares lapses in three annual increments measured from the closing date under the condition that the specific key employees remain with the Company during the three year period. Shares issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act for sales to accredited investors, as that term is defined in Rule 501(a) of Regulation D, were 115,000 and Shares issued pursuant to the Company’s 2001 Stock Plan and corresponding Registration Statement on Form S-8 were 85,000. The Company will recognize compensation expense over the three year vesting terms of the restricted stock grants under the guidelines of SFAS 123R. In the fourth quarter of 2006 the 115,000 shares issued outside the 2001 plan and 60,000 of the shares issued under the 2001 plan were forfeited.

Restricted stock activity during the year ended December 31, 2006 is as follows (in thousands, except prices and term):

	Shares Outstanding	Share Price	Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	—	$—
Granted	200	7.32
Forfeited	(175)	7.32
Balance at December 31, 2006	25	$7.32	2.63	$165

As of December 31, 2006, none of the restricted stock had vested.

As of December 31, 2006, there was $2.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004, was $340,000, $5.1 million and $307,000, respectively.

In December 2005 the Board of Directors approved the acceleration of vesting of the unvested portion of certain "out-of-the money" non-qualified stock options previously awarded to employees, officers and directors with option exercise prices greater than $13.97 to be effective as of December 31, 2005. The Company's directors, executive officers, and certain senior-level managers, prior to the acceleration effective date, entered into a Resale Restriction Agreement that imposes restrictions on the sale of any shares received through the exercise of accelerated options until the earlier of the original vesting dates set forth in the option or the individual holder’s termination of employment or Board service, as the case may be. The accelerated options represent approximately 23% of the total of all outstanding Company options. The Board of Directors' decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the applicable effective date of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” ("SFAS 123(R)"). SFAS 123(R) requires companies to recognize the grant-date fair value of stock options issued to employees as an expense in the income statement and, as of the applicable effective date, will require the Company to recognize the compensation costs related to share-based payment transactions, including stock options. In addition, the Board of Directors considered that because these options had exercise prices in excess of the current market value, they were not fully achieving their original objectives of incentive compensation, employee retention and goal alignment. The acceleration of the vesting of these options resulted in approximately $3.0 million of additional share-based employee compensation expense as determined under the fair value based method.

In March 2006, the Company’s board of directors repriced the strike price of certain vested outstanding stock options that were granted to certain employees and directors in 2005, including Rob Wrubel, Director and President, Bob Bejan, Director, senior members of the Company’s sales and business development groups, and other employees. The original strike price of the grants that were affected by the repricing ranged from $14.45 to $17.50. The new strike price is $7.00. A total of 38 individuals representing 360,775 option shares were affected by the repricing. In addition, the board of directors authorized the grant of 70,000 option shares to Mr. Wrubel, and the grant of an additional 65,000 to certain other senior members of the Company’s sales and business development groups. Each of these grants has a strike price of $4.58 and vest over a four-year period from the date of grant. The repricing of these options resulted in approximately $153,000 of additional share-based compensation expense as determined under SFAS 123(R).

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004, was $78,000, 171,000 and 173,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled zero, $1.5 million and 1.8 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

Shares used to settle options issued under the plan are issued from the Company’s authorized but unissued shares.

The Company follows SFAS 123 and EITF 96-18 in accounting for options and warrants issued to non-employees. Except for the warrants issued in August 2006 in conjunction with the strategic distribution agreement as described above, the Company did not issue any options or warrants to non-employees during the years ended December 31, 2006, 2005 or 2004.

Employee stock purchase plan

The Company’s Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) on April 17, 2000, under which 2,000,000 shares have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 50% of the employees’ cash compensation or 1,800 shares per purchase period. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan-defined dates. Effective January 1, 2006, compensation expense for the employee stock purchase plan is recognized in accordance with SFAS 123(R). Pursuant to the Purchase Plan, 15,620, 7,171 and 9,906 shares were purchased at a weighted average price of $4.37, $13.29 and $4.42 per share for the years ended December 31, 2006, 2005 and 2004, respectively. The amount included in share-based compensation for the year ended December 31, 2006 related to the employee stock purchase plan was approximately $34,000. No share-based compensation was recorded prior to the adoption of SFAS 123(R).

12. Employee retirement plan

During 1999, the Company established the Aptimus 401(k) plan, a tax-qualified savings and retirement plan intended to qualify under Section 401 of the Internal Revenue Code. All employees who satisfy the eligibility requirements relating to minimum age and length of service are eligible to participate in the plan and may enter the plan on the first day of any month after they become eligible to participate. Participants may make pre-tax contributions to the plan of up to 50% of their eligible earnings, subject to a statutorily prescribed annual limit. The Company may make matching contributions of up to 100% of the first 6% of the compensation elected for contribution to the plan by an employee. Each participant is fully vested in his or her contributions and the investment earnings thereon, but vesting in any matching contributions by the Company takes place over a period of five years. The Company made no matching contributions to the plan for any period presented.

13. Income taxes

A current provision for income taxes was not recorded for the years ended December 31, 2006, 2005 and 2004 due to taxable losses incurred in those years. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. A valuation allowance has been recorded for the full value of deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to the expiration of net operating loss carry-forwards.

Items that account for differences between income taxes computed at the federal statutory rate and the provision (benefit) recorded for income taxes are as follows:

	December 31,
	2006	2005	2004
Federal Statutory rate	34.00%	34.00%	34.00%
Change in valuation allowance	(36.48)%	(38.91)%	(37.07)%
Impact of state tax provision	4.14%	3.07%	2.92%
Other	(1.66)%	1.84%	0.15%
Effective income tax rate	0.00%	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$23,828	$22,707
Write down of long-term investment	131	128
Nondeductible allowances and accruals	172	140
Expense related to stock options and warrants	336	75
Difference between book and tax depreciation	29	44
Total deferred tax assets	24,496	23,094
Deferred tax liabilities:
None	—	—
Net Deferred tax assets before valuation allowance	24,496	23,094
Less: Valuation allowance	(24,496)	(23,094)
	$—	$—

The valuation allowance has increased by approximately $1.4 million, $403,000, and $2.3 million in the years ended December 31, 2006, 2005, and 2004, respectively. Included in the net increase in the valuation allowance are amounts from share-based compensation that will be recorded to shareholders’ equity when they are realized in the amounts of $16,000, $929,000 and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, the Company had approximately $68.8 million of federal and $7.5 million of state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2017 for federal purposes and in 2012 for California purposes. Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

Approximately $3.3 million of the valuation allowance is attributable to stock options, the benefit of which will be credited to additional paid in capital when realized.

14. Quarterly financial information (unaudited)

The following table sets forth the Company’s unaudited quarterly financial information for the years ended December 31, 2006 and 2005 (in thousands, except per share data).

	Three months ended
	3/31/06	6/30/06	9/30/06	12/31/06
Revenue	$2,959	$3,186	$4,608	$4,445
Net loss	$(740)	$(613)	$(983)	$(1,464)
Basic net loss per share	$(0.11)	$(0.09)	$(0.15)	$(0.22)
Diluted net loss per share	$(0.11)	$(0.09)	$(0.15)	$(0.22)

	Three months ended
	3/31/05	6/30/05	9/30/05	12/31/05
Revenue	$3,852	$4,483	$3879	$3,680
Net income (loss)	$681	$949	$10	$(288)
Basic net income (loss) per share	$0.11	$0.15	$0.00	$(0.04)
Diluted net income (loss) per share	$0.09	$0.12	$0.00	$(0.04)

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A: Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the Company’s 2006 fiscal year, management conducted an assessment of the effectiveness of the design and operation of the Company’s disclosure controls. Based on this assessment, management has determined that the Company’s disclosure controls, as of December 31, 2006 are effective.

Changes in Internal Controls

During the year ended December 31, 2006, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B: Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

Information with respect to Directors may be found under the caption "Election of Directors and Management Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held June 20, 2007 (the "Proxy Statement"). Such information is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans [SEE S-K 201(d)]

The following table sets forth the number of securities issuable under our equity compensation plans and indicates whether or not the plan received shareholder approval:

Plan Category	A	B	C
	Number of securities to be issued upon exercise of options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	2,101,521	$4.22	2,575,102*
Equity compensation plans not approved by security holders	—	—	—
Total	2,101,521	$4.22	2,575,102*
*Includes 1,931,667 shares of common stock subject to the 2000 Employee Stock Purchase Plan

Item 13: Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

It is the policy of the Company for the Audit Committee to pre-approve all audit, tax and financial advisory services. All services rendered by Moss Adams were pre-approved by the audit committee in the years ended December 31, 2006 and 2005. The aggregate fees billed by Moss Adams for professional services rendered for the audit of the Company’s financial statements and other services were as follows:

	Year ended December 31,
	2006	2005
Audit fees	$402,500	$427,194
Audit related fees	—	6,056
Tax fees	—	4,209
All other fees	—	—
Total fees	$402,500	$437,459

Audit Fees.  This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q quarterly reports, and services that are normally provided by Moss Adams LLP in connection with regulatory filings or engagements for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. In addition, 2006 audit fees include those fees related to Moss Adams LLP’s audit of High Voltage Interactive, Inc.’s financial statements included in the Company’s Form 8-K/A filing on November 2, 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following financial statements of the registrant and the Reports of our Independent Registered Public Accounting Firm thereon are included herewith in Item 8 above.

(a)2. Financial Statement Schedules

Schedule No.	Description
1.1	Valuation and Qualifying Accounts and Reserves Year Ended December 31, 2006, 2005 and 2004

Valuation and Qualifying Accounts and Reserves Year Ended December 31, 2006, 2005 and 2004

	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
Year ended December 31, 2006 Allowance for doubtful accounts	223,000	48,120	—	(35,120)	236,000
Tax valuation allowance	23,094,000	—	1,402,000	—	24,496,000
Year ended December 31, 2005 Allowance for doubtful accounts	100,000	123,000	—	—	223,000
Tax valuation allowance	22,691,000	—	403,000	—	23,094,000
Year ended December 31, 2004 Allowance for doubtful accounts	61,000	39,000	—	—	100,000
Tax valuation allowance	20,436,000	—	2,255,000	—	22,691,000

(a)3 Exhibits:

Exhibit Number	Description
3.1*	Second Amended and Restated Articles of Incorporation of registrant.
3.1.1(2)	Articles of Amendment filed September 16, 2000.
3.1.2(6)	Articles of Amendment filed March 29, 2002.
3.2*	Amended and Restated Bylaws of registrant.

4.1*	Specimen Stock Certificate.
4.3(3)	Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.
10.1*(7)	Form of Indemnification Agreement between the registrant and each of its directors.
10.2*(7)	1997 Stock Option Plan, as amended.
10.3*(7)	Form of Stock Option Agreement.
10.4(1)(7)	Aptimus, Inc. 2001 Stock Plan.
10.4.1(2)(7)	Form of Stock Option Agreement.
10.4.2(2)(7)	Form of Restricted Stock Agreement (for grants).
10.4.3(2)(7)	Form of Restricted Stock Agreement (for rights to purchase).
10.5(4)(7)	Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate
10.6(4)(7)	Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant
10.7(5)	Form of Common Stock Warrant, dated July 2003, by and between the Company and certain investors.
10.8(5)	Form of Registration Rights Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.9(11)	Agreement of Lease, dated as of November 18, 2003, by and between 100 Spear Street Owner’s Corp. and the Company.
10.10(9)	Agreement of Lease, dated as of April 29, 2004, by and between Sixth and Virginia Properties and the Company.
10.11(8)	Stock Purchase Agreement, dated as of December 4, 2003, by and between the Company and certain investors.
10.12(10)	Stock Purchase Agreement, dated as of March 25, 2005, by and between the Company and certain investors.
10.13(10)	Form of Common Stock Warrant, dated March 25 2005, by and between the Company and certain investors and service providers.
10.14(7)	Form of Stock Resale Restriction Agreement, dated as of December 23, 2005, by and between registrant and each of certain executive managers and key employees of registrant.
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-81151).

(1)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, dated May 17, 2001.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2001.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 29, 2002.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 28, 2003.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2003.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 15, 2002.
(7)	Management compensation plan or agreement.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 30, 2004
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 17, 2004.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-124403), dated April 28, 2005.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 13, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aptimus, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2007	APTIMUS, INC.

	By:	/s/ ROBERT W. WRUBEL
Robert W. Wrubel,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert W. Wrubel	Chief Executive Officer,	March 30, 2007
Robert W. Wrubel	President and Director

/s/ John A. Wade	Vice President, Finance	March 30, 2007
John A. Wade	Chief Financial Officer and
Chief Accounting Officer

/s/ Timothy C. Choate	Chairman of the Board,	March 30, 2007
Timothy C. Choate	and Director

/s/ John B. Balousek	Director	March 30, 2007
John B. Balousek

/s/ Bob Bejan	Director	March 30, 2007
Bob Bejan

/s/ Eric Helgeland	Director	March 30, 2007
Eric Helgeland

EXHIBITS INDEX

Exhibit Number	Description
3.1*	Second Amended and Restated Articles of Incorporation of registrant.
3.1.1(2)	Articles of Amendment filed September 16, 2000.
3.1.2(6)	Articles of Amendment filed March 29, 2002.
3.2*	Amended and Restated Bylaws of registrant.
4.1*	Specimen Stock Certificate.
4.3(3)	Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.
10.1*(7)	Form of Indemnification Agreement between the registrant and each of its directors.
10.2*(7)	1997 Stock Option Plan, as amended.
10.3*(7)	Form of Stock Option Agreement.
10.4(1)(7)	Aptimus, Inc. 2001 Stock Plan.
10.4.1(2)(7)	Form of Stock Option Agreement.
10.4.2(2)(7)	Form of Restricted Stock Agreement (for grants).
10.4.3(2)(7)	Form of Restricted Stock Agreement (for rights to purchase).
10.5(4)(7)	Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate
10.6(4)(7)	Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant
10.7(5)	Form of Common Stock Warrant, dated July 2003, by and between the Company and certain investors.
10.8(5)	Form of Registration Rights Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.9(11)	Agreement of Lease, dated as of November 18, 2003, by and between 100 Spear Street Owner’s Corp. and the Company.
10.10(9)	Agreement of Lease, dated as of April 29, 2004, by and between Sixth and Virginia Properties and the Company.
10.11(8)	Stock Purchase Agreement, dated as of December 4, 2003, by and between the Company and certain investors.
10.12(10)	Stock Purchase Agreement, dated as of March 25, 2005, by and between the Company and certain investors.
10.13(10)	Form of Common Stock Warrant, dated March 25 2005, by and between the Company and certain investors and service providers.
10.14(7)	Form of Stock Resale Restriction Agreement, dated as of December 23, 2005, by and between registrant and each of certain executive managers and key employees of registrant.
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-81151).

(1) Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, dated May 17, 2001.
(2) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2001.
(3) Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 18, 2002.
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