Form 10-Q
period 2007-03-31
APTIMUS INC
filed 2007-05-15
CIK 1087277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________.

Commission file number 0-28968

APTIMUS, INC.

(Exact name of registrant as specified in its charter)

WASHINGTON	91-1809146
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

199 Fremont St., Suite 1800

San Francisco, CA 94105

(Address of principal executive offices and zip code)

(415) 896-2123

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ]               Accelerated filer [ ] Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No ☒

The number of shares of the registrant's Common Stock outstanding as of April 30, 2007 was 6,594,209.

APTIMUS, INC.

INDEX TO THE FORM 10-Q

For the quarterly period ended March 31, 2007

Page

Part I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006	2

Condensed Consolidated Statements of Cash Flows for the three months

ended March 31, 2007 and 2006	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4.	CONTROLS AND PROCEDURES	19

Part II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5.	OTHER INFORMATION	20

ITEM 6.	EXHIBITS	21

SIGNATURES	23

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APTIMUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$ 3,929	$ 3,757
Accounts receivable, net	3,123	3,953
Prepaid expenses and other assets	206	759
Total current assets	7,258	8,469
Fixed assets, net	809	901
Intangible assets, net	1,964	2,026
Goodwill	3,163	3,163
Deposits	158	161
Total assets	$ 13,352	$ 14,720
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$ 1,987	$ 1,869
Accrued and other liabilities	1,050	1,344
Note payable	1,888	1,888
Total current liabilities	4,925	5,101
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized and none issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, no par value; 100,000 shares authorized, 6,594 and 6,566 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	69,399	69,369
Additional paid-in capital	3,858	3,637
Accumulated deficit	(64,830)	(63,387)
Total shareholders' equity	8,427	9,619
Total liabilities and shareholders’ equity	$ 13,352	$ 14,720

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended March 31,
	2007	2006
Revenues	$ 3,602	$ 2,959
Operating expenses:
Cost of revenues	2,028	1,363
Sales and marketing (1)	1,707	1,311
Connectivity and network costs (1)	250	210
Research and development (1)	261	190
General and administrative (1)	624	630
Depreciation and amortization	172	99
Loss on disposal of long-term assets	—	1
Operating loss	(1,440)	(845)

Interest income	41	105
Interest expense	(44)	—
Net loss	$(1,443)	$ (740)
Loss per share:
Basic	$ (0.22)	$ (0.11)
Diluted	$ (0.22)	$ (0.11)
Weighted average shares outstanding:
Basic	6,578	6,530
Diluted	6,578	6,530

(1) Amounts include share-based compensation as follows	Three months ended March 31,
	2007	2006
Sales and marketing	$ 165	$ 212
Connectivity and network costs	7	6
Research and development	23	10
General and administrative	26	7
Total share-based compensation	$ 221	$ 235

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,443)	$ (740)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities
Depreciation and amortization	172	99
Bad debt expense	20	13
Loss on disposal of long-term assets	—	1
Stock-based compensation	221	235
Amortization of discount on short-term investments	—	(89)
Changes in operating assets and liabilities:
Accounts receivable	810	400
Prepaid expenses and other assets	556	(33)
Accounts payable	118	(199)
Accrued and other liabilities	(294)	46
Net cash provided by (used in) operating activities	160	(267)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(18)	(59)
Sale of short-term investments		3,057
Net cash used in investing activities	(18)	(3,503)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	30	22
Net cash provided by financing activities	30	22
Net increase (decrease) in cash and cash equivalents	172	(3,351)
Cash and cash equivalents at beginning of period	3,757	4,349
Cash and cash equivalents at end of period	$ 3,929	$ 998

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

On August 17, 2006, the Company acquired substantially all of the assets and certain liabilities of High Voltage Interactive, Inc. (HVI), an Internet marketing and lead generation firm, for $5.4 million cash. HVI is an online marketing firm specializing in recruitment and enrollment solutions for the higher education marketplace. HVI focuses in the education category and they manage marketing solutions and lead generation programs for education clients. The HVI network manages a targeted network of publishers and affiliates focused on career and education.

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

b) Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2007. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2007.

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

Revenues generated through network publishers are recorded on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Fees paid to network publishers related to these revenues are shown as Cost of revenues on the Statement of Operations. The Company shares a portion of the amounts it bills its advertiser clients with the third-party website owners or “publishers” on whose web properties the Company distributes the advertisements. While this “revenue share” approach is the Company’s primary payment model, it will as an alternative occasionally pay website owners either a fixed fee for each completed user transaction or a fee for each impression of an advertisement served on the website.

The Company has evaluated the guidance provided by EITF 99-19 as it relates to determining whether revenue should be recorded gross or net for the payments made to network publishers and have determined the recording of revenues gross is appropriate based upon the following factors:

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

e) Concentrations of credit risk

Concentrations of credit risk with respect to accounts receivable exist due to the large number of Internet based companies that we do business with. This risk is mitigated due to the wide variety of customers to which Aptimus provides services, as well as the customer’s dispersion across many different geographic areas. In the quarters ended March 31, 2007 and 2006, our ten largest clients accounted for 61.3% and 64.4% of our revenues, respectively. During the quarter ended March 31, 2007, Advertising.com, Inc. accounted for10.6% of our revenues, Theuseful, LLC accounted for 10.2% of our revenues and no other client accounted for more than 10% of our revenues. During the quarter ended March 31, 2006, Prospective Direct, Inc. accounted for 23.4% of our revenues, The Vendare Group, Inc. accounted for 12.2% of our revenues and no other client accounted for more than 10% of our revenues. As of March 31, 2007, no customers accounted for more than 10.0% of outstanding accounts receivable. As of March 31, 2006, Prospective Direct, Inc. accounted for 12.5% of our outstanding accounts receivable balance, Bluelithium, Inc. accounted for 10.6% of our outstanding accounts receivable balance and no other customers accounted for more than 10.0% of outstanding accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable.

For the quarters ended March 31, 2007 and 2006, user leads from our top five largest website publishers accounted for 67.7% and 58.5% of our total revenues, respectively. For the quarter ended March 31, 2007, user leads from the top two publishers accounting for 31.3% and15.7% of revenues, respectively. For the quarter ended March 31, 2006, user leads from the top two publishers accounting for 26.5% and 13.2% of revenues, respectively.

f)	Recent Accounting Pronouncements

With the exception of the Financial Accounting Standards Board (the FASB) statement and interpretation defined below, there have been no significant changes in recent accounting pronouncements during the three months ended March 31, 2007 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (Fin 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. There was no impact on the results of operations or financial position from the adoption of this interpretation. We have no unrecognized tax benefit as of March 31, 2007, including no accrued amounts for interest and penalties.

Our policy will be to recognize interest and penalties related to income taxes as a component of interest expense and general and administrative expense, respectively. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 1997 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

3.	NET LOSS PER SHARE

Basic loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of common stock options, warrants and convertible notes payable, using the treasury stock method.

The following table sets forth the computation of the numerators and denominators in the basic and diluted Loss per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation as their effect on loss per share is anti-dilutive (in thousands):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net Loss (A)	$ (1,443)	$ (740)
Denominator:
Basic and Diluted weighted average common stock and common stock equivalents (B)(C)	6,578	6,530

Loss per share:
Basic (A/B)	$(0.22)	$(0.11)
Diluted (A/C)	$(0.22)	$(0.11)

Anti-dilutive securities excluded consist of the following:
Options to purchase common stock	2,127	1,904
Restricted stock	25	—
Warrants to purchase common stock	167	167
	2,319	2,071

4	ACQUISITION

In August 2006, the Company acquired substantially all of the assets and assumed certain liabilities of High Voltage Interactive, Inc. (HVI), an Internet marketing and lead generation firm for $5.4 million cash. The Company believes the acquisition will create a full-service offering to help acquire, retain and extend relationships with advertiser clients in the education lead generation category.

The acquisition was accounted for under the purchase method of accounting. The results of operations of HVI have been included in the accompanying consolidated financial statements from the dated of the acquisition. In connection with the acquisition, the Company paid $5.4 million in cash and incurred negligible transaction related expenses, for a total initial purchase price of $5.4 million. Included in the assets acquired was approximately $228,000 in cash, reducing the cash used for the acquisition, net of cash acquired to approximately $5.2 million. At December 31, 2006, the $600,000 returned in February 2007 from the escrow account was included in Prepaid and other assets on the balance sheet.

The purchase price allocation associated with this acquisition is as follows (in thousands):

Goodwill	$ 3,163
Trade name	600
Customer relationships	1,500
Net book value of acquired assets and liabilities which approximate fair value	137
Total purchase price	$ 5,400

The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. A valuation of the purchased assets was undertaken by a third party valuation specialist to assist the Company in determining the estimated fair value of each identifiable asset and in allocating the purchase price among acquired assets.

The unaudited pro forma combined historical results of operations, as if High Voltage Interactive had been acquired on January 1, 2006 are as follows:

Three months ended March 31,
2006
Revenues	$ 5,505
Net income (loss)	$ (623)
Earnings (loss) per share:
Basic	$ (0.10)
Diluted	$ (0.10)
Weighted average shares outstanding:
Basic	6,530
Diluted	6,530

5	NOTE PAYABLE

In August 2006, the Company obtained a line-of-credit from a commercial bank, with a term of one year, which is renewable at the Company's option for an additional one year term. The line-of-credit is secured by the Company's assets. The original line-of-credit allowed for draws up to the lesser of $5.0 million or 80% of eligible account receivable balances, generally those less than 90 days old. The line-of-credit was modified in November 2006 to reduce the eligible draws up to the lesser of $2.5 million or 80% of eligible account receivable balances, generally those less than 90 days old. Advances on the line bear interest, on the outstanding daily balance thereof, at a variable rate equal to :(i) one quarter of one percent (0.25%) above the Prime Rate if the Company’s total cash maintained at the bank is less than $2.0 million, (ii) the Prime Rate if the Company’s total cash maintained at the bank is at least $2.0 million but less than $5.0 million and (iii) one quarter of one percent (0.25%) below the Prime Rate if the Company’s total cash maintained at the bank is greater than $5.0 million. At March 31, 2007, the interest rate on outstanding balances was 8.25%. Interest is payable monthly on the first calendar day of each month. As of March 31, 2007, $180,000 was available under the revolving line-of-credit. At March 31, 2007 the Company was out of compliance with one of the covenants of the line-of-credit. In the event of non-compliance the bank has the right to require early repayment of amounts outstanding and to cancel the line-of-credit. The Company is working to obtain a waiver for the covenant that was out of compliance and to modify the covenants to help prevent future non-compliance.

6	SHARE-BASED COMPENSATION

Stock Option Plans

In June 1997, the Company approved the 1997 Stock Option Plan (the “1997 Plan”) that provides for the issuance of incentive and non-statutory options to employees and non-employees of the Company for up to 2.4 million shares if common stock. The 1997 Plan provides for grants of immediately exercisable options; however, the Company has the right to repurchase any unvested common stock upon the termination of employment at the original exercise price.

In June 2001, the Company approved the 2001 Stock Plan (the “2001 Plan”) that provides for the issuance of incentive and non-statutory options and restricted stock to employees and non-employees of the Company for up to 2.4 million shares of common stock. In June 2006, the Company amended the 2001 Plan to provide for the issuance of stock appreciation rights. The 2001 Plan provides for grants of immediately exercisable options; however, the Company has the right to repurchase any unvested common stock upon the termination of employment at the original exercise price.

Terms and conditions of the options, restricted stock, and stock appreciation rights are determined by the Compensation Committee of the Board of Directors, which includes exercise price, number of shares granted, and the vesting period of the shares. Options issued under the Company’s stock option plans are generally for periods not to exceed 10 years, are issued at the fair value of the underlying common stock on the date of grant as determined by the trading price of such stock and with vesting periods of one to four years. Effective January 1, 2006, compensation expense for the stock option plans is recognized in accordance with SFAS 123(R).

Stock option activity is as follows (in thousands, except prices and contractual term):

			Weighted-Average
Options	Shares Available for Grant	Shares Outstanding	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	645	2,076	$ 4.28	6.9	$ 6,262
Granted	(147)	147	4.21
Exercised	—	(22)	0.45
Forfeited	74	(74)	4.45
Balance at March 31, 2007	572	2,127	4.29	7.0	$ 2,649
Exercisable at March 31, 2007		1,647	$ 2.97	6.3	$ 2,645
Vested or expected to vest		2,103	$ 4.27

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

	Three months ended March 31,
	2007	2006
Expected volatility	101.6%	113.0%
Risk free interest rates	4.41%	4.75%
Expected term	5.0 years	5.0 years
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value of options granted during three months ended March 31, 2007 and 2006, was $3.25 and $3.74, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006, was $96,000 and $17,000, respectively.

The following table summarizes information about stock options outstanding as of March 31, 2007 (in thousands except prices and contractual life):

                                    Options outstanding      Options exercisable
                                  Weighted
                                   average
                                  remaining    Weighted               Weighted
                                 contractual    average               average
    Range of        Number of       life       exercise    Number of  exercise
 exercise prices     shares      (in years)      price      shares      price
     $0.00              25           6.6        $  0.00        25      $  0.00
 $0.28 - $0.68         805           5.3           0.44       805         0.44
 $1.02 - $1.95         103           3.7           1.61       101         1.61
 $4.21 - $4.75         295           9.5           4.40        58         4.59
 $5.31 - $6.95         218           7.3           6.49       124         6.36
 $7.00 - $14.88        681           8.5           8.65       534         8.90
                     2,127           7.0        $  4.29     1,647      $  2.97

There was no restricted stock grants, forfeitures or vesting during the three months ended March 31, 2007.

As of March 31, 2007, there was $2.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the three months ended March 31, 2007 and 2006, was $228,000 and $340,000, respectively.

Employee stock purchase plan

The Company’s Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) on April 17, 2000, under which 2,000,000 shares have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 50% of the employees’ cash compensation or 1,800 shares per purchase period. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan-defined dates. Effective January 1, 2006, compensation expense for the employee stock purchase plan is recognized in accordance with SFAS 123(R). Pursuant to the Purchase Plan, 6,490 and 4,447 shares were purchased at a price of $3.06 and $4.42 per share for the three months ended March 31, 2007 and 2006, respectively. The amount included in share-based compensation for the three months ended March 31, 2007 and 2006 related to the employee stock purchase plan was approximately $1,000 and $5,000, respectively.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements in this filing constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, expect, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Aptimus, Inc. (“Aptimus”, “we”, “us” or the “Company”), or developments in the Company’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of the Company’s operating results, the ability to compete successfully, the ability of the Company to maintain current client and distribution publisher relationships and attract new ones, and the sufficiency of remaining cash to fund ongoing operations and the risk factors set forth in the Company’s 10-K for the fiscal year ended December 31, 2006.

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

High Voltage Interactive (HVI) is an online marketing firm specializing in recruitment and enrollment solutions for the higher education marketplace. HVI focuses in the education category and they manage marketing solutions and lead generation programs for education clients. The HVI network manages a targeted network of publishers and affiliates focused on career and education.

Acquisition and Comparability of Operations

Our results of operations for the three months ended March 31, 2007 include the results of HVI. The results of HVI must be factored into any comparison of our 2007 results of operations to 2006 results. See Note 4 of our condensed consolidated financial statements for pro forma financial statements as if HVI had been acquired on January 1, 2006.

Focus in current quarter

A continued key focus of ours has been expanding both the number of publishers and the number of offers in our network. In addition, we are continuously looking to increase the quality of leads delivered, measured by the resultant end value for our advertising clients. Our Business Development employees’ job is to focus exclusively on adding new publishers to our network and expanding our relationships with current publishers. Our Sales team’s focus is to add new and compelling advertising client offers into the Aptimus network. Our lead volumes remain concentrated among a limited number of top performing publishers. While our goal is to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.

During the quarter, we presented our direct response offers to over 80 million consumers, a 60% increase over the same quarter in 2006. Our average revenues per thousand impressions also declined during the first quarter to $44.28 as most of our new growth in impressions, including growth that balanced out some of the seasonality effects, is among broader types of point-of-action placements such as downloads and logins that have lower average revenues per impression than registration placements which used to be a larger proportion of our impressions. As we continue to scale in these new types of locations, we expect impression volumes to accelerate while the average revenue per thousand impressions will decline further due to this shift in our mix of impressions.

The company made an important strategic decision to evolve the Aptimus “point-of-action” Network so that it can perform within all types of existing and new online media environments such as text messaging, photo sharing, and social networking sites. We have enhanced our focus on higher volume point of action locations of all types rather than exclusively registration paths which are far more sensitive placements to publishers and consumers alike. We believe the key to publisher success and to client success is having the highest quality locations with a corresponding high quality experience for consumers.

This continuing shift should lead to a much larger opportunity for the company as the sheer number of higher volume “point of action” placement interactions dwarf the volume of consumers in registration paths. We have adapted our proprietary Dynamic Response Optimization engine to monetize these other types of placements at user impression levels that continue to be considerably higher than registration path environments.

Over the course of the fourth quarter of 2006 and the first quarter of 2007, we reduced our quarterly operating cost structure by over $500,000. We will continue in the second quarter to focus on expense rationalization at levels appropriate to support the company’s current and anticipated revenue opportunity.

In the first quarter and continuing into the second quarter of 2007, we signed new agreements with a number of publishers with strong industry names for test placements on the publishers’ sites. Some tests were launched in the first quarter of 2007 and others are expected to follow in the second quarter. If these tests prove successful, we expect to convert at least some of the relationships into longer term opportunities for the company. .

We will continue in the second quarter our drive to open new and expand existing direct advertiser accounts. We believe direct advertiser relationships, over the long term, will form a stronger and more reliable base upon which we can grow and expand the company’s business opportunities.

Finally, we launched a new, highly capable and adaptable ad “widget” in the first quarter of 2007, which has to date been very favorably received by both our advertising clients and website publishers. We will continue our focus to refine and improve existing products and services and introduce new technologies to meet our clients’, publishers’ and users’ evolving needs in the current quarter and beyond.

Concentrations

Given the importance of transacting consumers to our business, a key focus of our business development efforts has been to expand the number of publishers participating in our network. Because we have focused over the past year on the top 100 publishers, our lead volumes are concentrated among a limited number of top performing publishers. For the quarters ended March 31, 2007 and 2006, user leads from our five largest website publishers accounted for 67.7% and 58.5% of our total revenues, respectively. For the quarter ended March 31, 2007, user leads from the top two publishers accounting for 31.3% and15.7% of revenues, respectively. For the quarter ended March 31, 2006, user leads from the top two publishers accounting for 26.5% and 13.2% of revenues, respectively. Our plan is for the concentration of revenue among our five largest website publishers to decrease over time as a result of our continued focus to expand the number of publishers in our network. While our goal is to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.

In the quarters ended March 31, 2007 and 2006, our ten largest clients accounted for 61.3% and 64.4% of our revenues, respectively. During the quarter ended March 31, 2007, Advertising.com, Inc. accounted for10.6% of our revenues, Theuseful, LLC accounted for 10.2% of our revenues and no other client accounted for more than 10% of our revenues. During the quarter ended March 31, 2006, Prospective Direct, Inc. accounted for 23.4% of our revenues, The Vendare Group, Inc. accounted for 12.2% of our revenues and no other client accounted for more than 10% of our revenues. We expect our revenues in the immediate future to be similarly concentrated to the first quarter 2007 levels and to be composed of a similar mix of large and small advertiser clients.

Other information

In 2005, we initiated a focused drive to improve lead quality and customer conversion for our advertising clients. To this end, we terminated relationships with publishers with lower quality traffic and added or enhanced a number of automated data validation processes that screen in real time the lead data a user submits before that lead is passed on to our advertisers. We also directed considerable energy in the year toward building distribution relationships with name brand and high quality web sites. Going forward, to support enhanced lead quality and attract new and larger advertisers and budgets, Aptimus will continue to expand our technology and validation capabilities, add innovative product solutions, as well as develop focused marketing strategies around specific targeted verticals such as our newly updated www.euniversitydegree.com and High Voltage’s www.searchforclasses.com education sites. We will also continue pursuing distribution relationships with name brand and high quality publishers. Finally, we plan to hire seasoned sales professionals and support staff to target the primary education, finance, technology and other industry verticals.

RESULTS OF OPERATIONS

Revenues

We derive our revenues primarily from response-based advertising contracts. Leads are obtained through promoting our clients’ offers across our Network of web site publishers and our own syndicated web pages. Revenues generated through network publishers recorded on a gross basis in accordance with EITF consensus 99-19. Fees paid to network publishers related to these revenues are shown as Cost of revenues on the Statement of Operations.

Two key metrics in our business are page impressions and revenue per thousand page impressions (RPM). Page impressions are the number of pages that contain advertiser offers that are displayed to a user of a publisher website. RPM is the revenue earned on those consumers who respond to advertiser offers presented on the publisher websites divided by impressions and multiplied times one thousand. Revenues and revenue information is summarized in the following tables:

(In thousands, except percentages)	2007	2006	Percentage Change
Three months ended March 31,	$ 3,602	$2,959	21.7%

	Three months ending March 31,
(Page impressions in thousands)	2007	2006	Percentage Change
Page impressions	80,793	49,919	62%
RPM	$ 44.28	$ 59.05	(25)%
Percentage of revenue from network	99.6%	99.0%	(1)%
Percentage of revenue from other programs	0.4%	1.0%	143%

Impressions were 80.8 million for the three months ended March 31, 2007, which is an increase of 62% from the 49.9 million impressions generated in the three months ended March 31, 2006. Approximately one third of the increase in impressions for the current quarter compared to the same period of the prior year is due to the addition of High Voltage impression in the current period. The balance of the increase is a result of out continued focus on placements with less intrusive traffic flows but higher traffic inventories. These types of placements tend to have higher traffic flows but generate a lower number of leads per thousand impressions, which also results in a lower RPM. Although they generate fewer leads per thousand impressions the quality of those leads tends to be higher and lead quality has been a major focus of the Company for the past two years.

Average RPM, was $44.28 during the three months ended March 31, 2007, decreasing 25% from the $59.05 average in the comparable period of 2006. When the impact of High Voltage is removed from the metrics the decrease would have been a 41% decrease to a RPM of $34.81 for the three months ended March 31, 2007. The decrease in RPM is due to the increase in impressions that have a lower RPM but result in higher quality leads as discussed above. The impression increase year over year reflects both our growth in publisher relationships and our expansion of new high volume placement locations. We also had some increase due to our High Voltage acquisition in the fall of 2006. The lower RPM levels year over year are primarily due to our shift toward a broader set of placement types that are less responsive than our historic registration placement locations, and are also due in part to our continuous quality improvement efforts which can lead to lower offer response rates balanced by higher quality which leads to higher lead prices over time.

We expect that our continuing expansion into new placement locations will cause a further increase in our impression volumes over the coming quarters. However, the incorporation of progressively higher volume media with lower average response rates will also lead to further declines in average revenues per thousand impressions.

Our plan remains to continue our efforts to expand our network with new distribution publishers, client offers and product types and placements. We expect that these efforts will result in growth in our revenues.

Cost of revenue

Costs of revenues consist of fees owed to network distribution publishers based on revenue generating activities created in conjunction with these publishers.

Cost of revenue is summarized in the following table:

(In thousands, except percentages)	2007	% of revenue	2006	% of revenue	Percentage Change
Three months ended March 31,	$ 2,028	56.3%	$ 1,363	46.1%	48.8%

Cost of revenue, or the fees earned by the company’s network publishers for the three months ended March 31, 2007 was $2.0 million, or 56% of revenues compared to $1.4 million or 46% of revenues for the comparable period of 2006. The overall increase in cost of revenues is a result of increased revenues since cost of revenue is directly related to the amount of revenue recorded. The increase as a percentage of revenue was a result of the acquisition of High Voltage whose cost of revenue percentage was closer to 60% and revenue earned under our larger publisher contracts which require a slightly higher payout percentage as compared to our average payout percentage. It is expected that our cost of revenues will trend in the 55% to 57% range in future periods.

Sales and Marketing

Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs.

Sales and marketing expenses are summarized in the following table:

(In thousands, except percentages)	2007	% of revenue	2006	% of revenue	Percentage Change
Three months ended March 31,	$ 1,707	47.4%	$ 1,311	44.3%	13.1%

The increase in sales and marketing expenses for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily a result of the acquisition of High Voltage. As a result of the acquisition labor costs increased substantially and new office space was obtained in order to accommodate the increased number of employees. The increases in labor and related facilities costs accounts for approximately 80% of the increase in sales and marketing expenses. In addition to these items the other item responsible for majority of the remaining increase was an increase in outside consulting services. These costs increased compared to the prior year as a result of two initiatives. Starting in fourth quarter of 2006 there was an initiative to investigate driving additional traffic to education related offers through the use of paid search. Included in the three months ended March 31, 2007, is approximately $45,000 of costs related to this program which will not be incurred in future periods. The other initiative is the use of a consultant to assist with the increase in the number of publishers in the Aptimus network. Included in the three months ended March 31, 2007, is approximately $18,000 of costs related to this initiative that are expected to be incurred in future periods as well. Sales and marketing costs in the remaining quarters of 2007 are expected to be lower as we cut back on expenses, in both the fourth quarter of 2006 and the first quarter of 2007, that were not producing the results we desired. Because many of the cuts made were done mid way through the current quarter, only a portion of the full quarterly savings was realized in the first quarter of 2007.

Connectivity and Network Costs

Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs and personnel costs.

Connectivity and network costs are summarized in the following table:

(In thousands, except percentages)	2007	% of revenue	2006	% of revenue	Percentage Change
Three months ended March 31,	$ 250	6.9%	$ 210	7.1%	14.8%

Connectivity and network costs increased for the three months ended March 31, 2007 as compared to the corresponding period in 2006 primarily due to an increase in connectivity costs. During the third quarter of 2006 we implemented a new fully redundant back up system for our network servers which resulted in increased connectivity costs. These costs account for approximately 60% of the increase in connectivity and network costs. In addition to this an increase in labor costs accounted for approximately 25% of the increase in connectivity and network costs. Labor costs increased as a result of hiring an additional network engineer in October 2006 and also as a result of employee turnover in the first quarter of March 2006. Connectivity and network costs in the remaining quarters of 2007 are expected to be slightly higher than amounts recorded in the current quarter as a result of annual pay increases and corresponding additional stock-based compensation amounts.

Research and Development

Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems.

Research and development expenses are summarized in the following table:

(In thousands, except percentages)	2007	% of revenue	2006	% of revenue	Percentage Change
Three months ended March 31,	$ 261	7.2%	$ 190	6.4%	32.6%

The increase in research and development expenses for the three months ended March 31, 2007 compared to the corresponding period in 2006 was primarily due to increases in labor costs, including amounts for stock-based compensation. The increase in labor costs is a result of annual pay increases, options grants and the inclusion of an additional research and development employee hired as part of the High Voltage acquisition. Research and development expense in the remaining quarters of 2007 are expected to be slightly higher than amounts recorded in the current quarter as a result of annual pay increases and corresponding additional stock-based compensation amounts.

General and Administrative

General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs, business taxes and professional service fees.

General and administrative expenses are summarized in the following table:

(In thousands, except percentages)	2007	% of revenue	2006	% of revenue	Percentage Change
Three months ended March 31,	$ 624	17.3%	$ 630	21.3%	(2.1)%

General and administrative expense for the three months ended March 31, 2007 decreased when compared to the corresponding period in 2006. Although general and administrative expenses are nearly identical in total to the same quarter in the prior year there were two significant changes between the two periods that are offsetting each other. Labor costs have increased by approximately $90,000 from 2006 as a result of additional accounting staff. The increase in labor costs was offset by a decrease in accounting and auditing fees of approximately $120,000. Accounting and auditing fees were higher in the first quarter of 2006 primarily due to the performance of procedures related to compliance with Sarbanes Oxley Section 404. General and administrative costs in the remaining quarters of 2007 are expected to be slightly higher than amounts recorded in the current quarter as a result of annual pay increases and corresponding additional stock-based compensation amounts.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on acquired intangible assets and intellectual property.

Depreciation and amortization expenses are summarized in the following table:

(In thousands, except percentages)	2007	% of revenue	2006	% of revenue	Percentage Change
Three months ended March 31,	$ 172	4.8%	$ 99	3.3%	73.7%

The increases in depreciation and amortization for the three months ended March 31, 2007 compared to the corresponding period of the prior year is primarily due to the amortization of intangible assets related to the acquisition of High Voltage Interactive on August 17, 2006. The Company is amortizing $2.1 million of intangible assets over a period ranging from 8 to 15 years. In addition, new computer equipment was purchased for a new redundant backup system in 2006, resulting in additional depreciation expenses. Depreciation and amortization in the remaining quarters of 2007 is expected to be similar to amounts recorded in the current quarter.

Interest Income

Interest income results from earnings on our available cash reserves and short-term investments. Interest income totaled $41,000 in the three months ended March 31, 2007, compared to $105,000 in the corresponding period of 2006. The decrease in interest income is primarily a result of the use of cash reserves for the acquisition of High Voltage in August of 2006. In addition to this transaction cash has been used to support operations over the past year. Interest income in the remaining quarters of 2007 is expected to be lower than amounts recorded in the current quarter as cash continues to be used to support operations and therefore less cash will be available to invest.

Interest Expense

Interest expense results from interest payments on the line-of-credit obtained to facilitate the acquisition of High Voltage. Interest expense totaled $44,000 in the three months ended March 31, 2007, compared to zero in the corresponding period of 2006. The line-of-credit was obtained in August 2006 so no interest expense was incurred in the three months ended March 31, 2006. Interest expense in the remaining quarters of 2007 is expected to be similar to amounts recorded in the current quarter.

Income Taxes

No current or deferred federal income tax expense or benefit has been provided for any of the periods presented as we have incurred net tax losses from inception through the quarter ended March 31, 2007. Aptimus has provided full valuation allowances on the related net deferred tax assets because of the uncertainty regarding their realizability.

LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Net proceeds from the issuance of stock through March 31, 2007 totaled $73.4 million. As of March 31, 2007, we had approximately $3.9 million in cash and cash equivalents, and working capital of $2.3 million.

In August 2006, the Company obtained a $5.0 million line-of-credit from a commercial bank, with a term of one year, which is renewable at the Company's option, and is secured by the Company's assets. In November 2006 the line-of-credit was reduced to $2.5 million at the Company’s request. The available line of credit is based on eligible accounts receivables (excludes over 90 day old AR) and is for a 1 year term. The amount available under the line at March 31, 2007 was $180,000. Advances on the line bear interest, on the outstanding daily balance thereof, at a variable rate equal to :(i) one quarter of one percent (0.25%) above the Prime Rate if Company’s total cash maintained at the bank is less than $2.0 million, (ii) the Prime Rate if the Company’s total cash maintained at the bank is at least $2.0 million but less than $5.0 million and (iii) one quarter of one percent (0.25%) below the Prime Rate if the Company’s total cash maintained at the bank is greater than $5.0 million. At March 31, 2007 the prime rate of 8.25 percent was charged on the outstanding balance.

Net cash provided by (used in) operating activities was $160,000 and $(267,000) for the three months ended March 31, 2007 and 2006, respectively. Cash provided by (used in) operations during the three months ended March 31, 2007 and 2006 consisted of:

	Three months ended March 31,
	2007	2006
Cash received from customers	$ 4,431	$ 3,359
Cash paid to employees and vendors	(4,281)	(3,642)
Interest received	41	16
Interest paid	(31)	—
Net cash provided by (used in) operations	$ 160	$ (267)

Net cash used in investing activities was $18,000 and $3.1 million in the three months ended March 31, 2007 and 2006, respectively. In the three months ended March 31, 2007, $18,000 was used for the purchase of additional computer equipment. In the three months ended March 31, 2006, $59,000 was used for the purchase of additional computer equipment and software and $6.1 million was used for the purchase of short-term investments offset by proceeds of $3.1 million form the maturity of short-term investments.

Net cash provided by financing activities was $30,000 and $22,000 in the three months ended March 31, 2007 and 2006, respectively. In the three months ended March 31, 2007, net cash provided by financing activities resulted from $30,000 of proceeds from the issuance of common stock. In the three months ended March 31, 2006, net cash provided by financing activities resulted from $22,000 of proceeds from the issuance of common stock.

We believe our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next nine months. This is based on the balance of cash and cash equivalents March 31, 2007. We currently anticipate spending approximately $150,000 on capital expenditures during the balance of 2007 in order to continue the expansion and improvements to our network infrastructure. Should our goal of returning to positive cash flow in 2007 not be met, we will need to raise additional capital, substantially reduce our operating expenses or a combination of both in order to meet our long-term operating requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS

No off-balance sheet arrangements existed as of March 31, 2007.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of the Annual Report on Form 10-K, filed with the SEC on April 2, 2007. We believe those areas subject to the greatest level of uncertainty are the recording of share-based compensation, the allocation of purchase price in acquisitions, the impairment of goodwill and other intangible assets, the valuation allowance for deferred tax assets, the allowance for doubtful accounts receivable. In addition to those areas subject to the greatest level of uncertainty, revenue recognition is also considered a critical accounting policy. There have been no material changes to our critical accounting policies or to the estimates made under the critical accounting policies in the three months ended March 31, 2007. For additional details see the critical accounting policies section included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2007

RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of the Financial Accounting Standards Board (the FASB) statement and interpretation defined below, there have been no significant changes in recent accounting pronouncements during the three months ended March 31, 2007 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (Fin 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. There was no impact on the results of operations or financial position from the adoption of this interpretation. We have no unrecognized tax benefit as of March 31, 2007, including no accrued amounts for interest and penalties.

Our policy will be to recognize interest and penalties related to income taxes as a component of interest expense and general and administrative expense, respectively. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 1997 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s cash equivalents and marketable securities are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. As of March 31, 2007, however, the Company’s cash equivalents mature within three months from the date of purchase. As of March 31, 2007, the Company believes the reported amounts of cash equivalents to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Sales of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS

EXHIBITS INDEX

Exhibit Number	Description
3.1*	Second Amended and Restated Articles of Incorporation of registrant.
3.1.1(2)	Articles of Amendment filed September 16, 2000.
3.1.2(6)	Articles of Amendment filed March 29, 2002.
3.2*	Amended and Restated Bylaws of registrant.
4.1*	Specimen Stock Certificate.
4.3(3)	Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.
10.1*(7)	Form of Indemnification Agreement between the registrant and each of its directors.
10.2*(7)	1997 Stock Option Plan, as amended.
10.3*(7)	Form of Stock Option Agreement.
10.4(1)(7)	Aptimus, Inc. 2001 Stock Plan.
10.4.1(2)(7)	Form of Stock Option Agreement.
10.4.2(2)(7)	Form of Restricted Stock Agreement (for grants).
10.4.3(2)(7)	Form of Restricted Stock Agreement (for rights to purchase).
10.5(4)(7)(13)	Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate
10.6(4)(7)(13)	Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant
10.7(5)	Form of Common Stock Warrant, dated July 2003, by and between the Company and certain investors.
10.8(5)	Form of Registration Rights Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.9(11)	Agreement of Lease, dated as of November 18, 2003, by and between 100 Spear Street Owner’s Corp. and the Company.
10.10(9)	Agreement of Lease, dated as of April 29, 2004, by and between Sixth and Virginia Properties and the Company.
10.11(8)	Stock Purchase Agreement, dated as of December 4, 2003, by and between the Company and certain investors.
10.12(10)	Stock Purchase Agreement, dated as of March 25, 2005, by and between the Company and certain investors.
10.13(10)	Form of Common Stock Warrant, dated March 25 2005, by and between the Company and certain investors and service providers.
10.14(12)(7)	Form of Stock Resale Restriction Agreement, dated as of December 23, 2005, by and between registrant and each of certain executive managers and key employees of registrant.
10.15(7)	Form of Change in Control Agreement, dated as of May 10, 2007, by and between registrant and each of certain executive managers of registrant
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-81151).

(1)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, dated May 17, 2001.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2001.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 18, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 28, 2003.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2003.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 15, 2002.
(7)	Management compensation plan or agreement.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 30, 2004
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 17, 2004.

(10)   Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-124403), dated April 28, 2005.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 13, 2005.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 16, 2006

(13) Superseded by Change in Control Agreement, dated as of May 10, 2007, by and between registrant and certain executive managers of registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTIMUS, INC.

Date: May 15, 2007	/s/ John A. Wade Name: John A. Wade Title: Chief Financial Officer, authorized officer and principal financial officer