Form 10-Q
period 2007-06-30
APTIMUS INC
filed 2007-08-14
CIK 1087277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ]  Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The number of shares of the registrant's Common Stock outstanding as of July 31, 2007 was 6,611,401.

APTIMUS, INC.

INDEX TO THE FORM 10-Q
For the quarterly period ended June 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

APTIMUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$2,175	$3,757
Accounts receivable, net	2,870	3,953
Prepaid expenses and other assets	597	759
Total current assets	5,642	8,469
Fixed assets, net	707	901
Intangible assets, net	1,906	2,026
Goodwill	3,163	3,163
Deposits	158	161
Total assets	$11,576	$14,720
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$1,827	$1,869
Accrued and other liabilities	1,070	1,344
Note payable	1,288	1,888
Total current liabilities	4,185	5,101
Commitments and contingent Liabilities	—	—
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized and none issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, no par value; 100,000 shares authorized, 6,606 and 6,566 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	69,410	69,369
Additional paid-in capital	4,115	3,637
Accumulated deficit	(66,134)	(63,387)
Total shareholders' equity	7,391	9,619
Total liabilities and shareholders’ equity	$11,576	$14,720

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$4,022	$3,186	$7,624	$6,145
Operating expenses:
Cost of revenues	2,126	1,607	4,154	2,970
Sales and marketing (1)	1,669	1,310	3,376	2,621
Connectivity and network costs (1)	266	229	516	439
Research and development (1)	256	219	517	409
General and administrative (1)	837	441	1,461	1,071
Depreciation and amortization	165	102	337	201
Loss on disposal of long-term assets	—	—	—	1
Total operating expenses	5,319	3,908	10,361	7,712
Operating loss	(1,297)	(722)	(2,737)	(1,567)

Interest income	22	109	63	214
Interest expense	(29)	—	(73)	—
Net loss	$(1,304)	$(613)	$(2,747)	$(1,353)
Net loss per share:
Basic	$(0.20)	$(0.09)	$(0.42)	$(0.21)
Diluted	$(0.20)	$(0.09)	$(0.42)	$(0.21)
Weighted average shares outstanding:
Basic	6,603	6,536	6,591	6,533
Diluted	6,603	6,536	6,591	6,533

(1) Amounts include share-based compensation as follows:	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales and marketing	$181	$111	$346	$323
Connectivity and network costs	8	6	15	12
Research and development	21	2	44	12
General and administrative	47	7	73	14
Total share-based compensation	$257	$126	$478	$361

The accompanying notes are an integral part of these financial statements.

APTIMUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,747)	$(1,353)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	337	201
Bad debt expense	128	13
Loss on disposal of long-term assets	—	1
Share-based compensation	478	361
Amortization of discount on short-term investments	—	(192)
Changes in operating assets and liabilities:
Accounts receivable	955	86
Prepaid expenses and other assets	165	(1)
Accounts payable	(42)	(161)
Accrued and other liabilities	(274)	727
Net cash used in operating activities	(1,000)	(318)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(24)	(435)
Sale of property and equipment	1	—
Purchase of short-term investments	—	(11,694)
Sale of short-term investments	—	9,252
Net cash used in investing activities	(23)	(2,877)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	41	22
Repayment under line-of-credit	(600)	—
Net cash provided by (used in) financing activities	(559)	22
Net decrease in cash and cash equivalents	(1,582)	(3,173)
Cash and cash equivalents at beginning of period	3,757	4,349
Cash and cash equivalents at end of period	$2,175	$1,176

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

The results of operations of HVI have been included in the accompanying condensed consolidated financial statements from the date of the acquisition. See note 4 for additional details of the transaction.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2007. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2007.

c) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant accounting policies and estimates underlying the accompanying financial statements include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	lives and recoverability of equipment;

•	deferred tax asset reserves;

•	share-based compensation;

•	business combinations.

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

e) Concentrations of credit risk

Concentrations of credit risk with respect to accounts receivable exist due to the large number of Internet based companies that we do business with. This risk is mitigated due to the wide variety of customers to which Aptimus provides services, as well as the customer’s dispersion across many different geographic areas. In the quarters ended June 30, 2007 and 2006, our ten largest clients accounted for 67.2% and 63.0% of our revenues, respectively. During the quarter ended June 30, 2007, Advertising.com, Inc. accounted for 15.7% of our revenues and no other client accounted for more than 10% of our revenues. During the quarter ended June 30, 2006 Valueclick accounted for 22.1% of our revenues, Emarketmakers accounted 10.9% of our revenues and no other client accounted for more than 10% of our revenues. In the six months ended June 30, 2007 and 2006 our ten largest clients accounted for 62.2% and 61.4% of our revenues, respectively. During the six months ended June 30, 2007 Advertising.com, Inc. accounted for 13.3% of our revenues and no other client accounted for more than 10% of our revenues. During the six months ended June 30, 2006 Prospective Direct accounted for 14.3% of our revenues, Valueclick accounted for 12.6% of our revenues, Vendare Group accounted for 11.5% of our revenues and not other client accounted for more than 10% of our revenues.

As of June 30, 2007, no customers accounted for more than 10.0% of outstanding accounts receivable. As of June 30, 2006, Valueclick accounted for 24.1% of our outstanding accounts receivable balance and no other customers accounted for more than 10.0% of outstanding accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable.

For the quarters ended June 30, 2007 and 2006, user leads from our top five largest website publishers accounted for 80.1% and 62.1% of our total revenues, respectively. For the quarter ended June 30, 2007, user leads from the top two publishers accounted for 44.8% and 17.5% of revenues, respectively. For the quarter ended June 30, 2006, user leads from the top two publishers accounted for 23.5% and 11.4% of revenues, respectively. For the six-months ended June 30, 2007 and 2006, user leads from our top five largest website publishers accounted for 73.9% and 55.5% of our total revenues, respectively. For the six-months ended June 30, 2007, user leads from the top two publishers accounted for 38.4% and 16.5% of revenues, respectively. For the six-months ended June 30, 2006, user leads from the top two publishers accounted for 24.8% and 11.6% of revenues, respectively.

f) Recent Accounting Pronouncements

With the exception of the Financial Accounting Standards Board (the FASB) statement and interpretation defined below, there have been no significant changes in recent accounting pronouncements during the six months ended June 30, 2007 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (Fin 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. There was no impact on the results of operations or financial position from the adoption of this interpretation. We have no unrecognized tax benefit as of June 30, 2007, including no accrued amounts for interest and penalties.

Our policy will be to recognize interest and penalties related to income taxes as a component of interest expense and general and administrative expense, respectively. We are subject to income tax examinations for U.S. income taxes and state income taxes from 1997 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2008.

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

g)

We have recently suffered recurring operating losses and negative cash flows from operations. As of June 30, 2007, we had an accumulated deficit of $66.1 million with total shareholders’ equity of $7.4 million. Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Based on our projected cash required for operations, debt service and capital expenditures for the next twelve-month period, we believe that our current cash and cash equivalents of $2.2 million at June 30, 2007, and funds available under our revolving credit facility, in conjunction with the anticipated expense reductions, will be sufficient to fund our operations and anticipated cash expenditures through June 30, 2008. However, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

•	reduce our current expenditure run-rate;

•	secure additional short-term financing;

•	secure additional long-term debt financing; or

•	secure additional equity financing.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business.

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

The following table sets forth the computation of the numerators and denominators in the basic and diluted loss per share calculations for the periods indicated and the common stock equivalent securities as of the end of the period that are not included in the diluted net loss per share calculation as their effect on loss per share is anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net loss (A)	$(1,304)	$(613)	$(2,747)	$(1,353)
Denominator:
Basic and diluted weighted average common stock and common stock equivalents (B) (C) (C)	6,603	6,536	6,591	6,533

Earnings (loss) per share:
Basic (A/B)	$(0.20)	$(0.09)	$(0.42)	$(0.21)
Diluted (A/C)	$(0.20)	$(0.09)	$(0.42)	$(0.21)

Anti-dilutive securities excluded consist of the following:
Options to purchase common stock	2,074	2,008	2,074	2,008
Restricted stock	25	—	25	—
Warrants to purchase common stock	197	167	197	167
	2,296	2,175	2,296	2,175

4 ACQUISITION

In August 2006, the Company acquired substantially all of the assets and assumed certain liabilities of High Voltage Interactive, Inc. (HVI), an Internet marketing and lead generation firm for $5.4 million in cash. The Company believes the acquisition will create a full-service offering to help acquire, retain and extend relationships with advertiser clients in the education lead generation category.

The acquisition was accounted for under the purchase method of accounting. The results of operations of HVI have been included in the accompanying consolidated financial statements from the date of the acquisition. In connection with the acquisition, the Company paid $5.4 million in cash and incurred negligible transaction related expenses, for a total initial purchase price of $5.4 million. Included in the assets acquired was approximately $228,000 in cash, reducing the cash used for the acquisition, net of cash acquired to approximately $5.2 million. At December 31, 2006, the $600,000 returned in February 2007 from the established escrow account was included in Prepaid and other assets on the balance sheet.

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

The unaudited pro forma combined historical results of operations, as if High Voltage Interactive had been acquired on January 1, 2006 are as follows:

	Three months ended June 30,	Six months ended June 30,
	2006	2006
Revenues	$6,503	$12,008
Net income (loss)	$(596)	$(1,219)
Earnings (loss) per share:
Basic	$(0.09)	$(0.19)
Diluted	$(0.09)	$(0.19)
Weighted average shares outstanding:
Basic	6,536	6,533
Diluted	6,536	6,533

5 NOTE PAYABLE

In August 2006, the Company obtained a line-of-credit from a commercial bank, with a term of one year, which is renewable at the Company's option for an additional one year term. The line-of-credit is secured by the Company's assets. The original line-of-credit allowed for draws up to the lesser of $5.0 million or 80% of eligible account receivable balances, generally those less than 90 days old. The line-of-credit was modified in November 2006 to reduce the eligible draws up to the lesser of $2.5 million or 80% of eligible account receivable balances, generally those less than 90 days old. Advances on the line bear interest, on the outstanding daily balance thereof, at a variable rate equal to :(i) one quarter of one percent (0.25%) above the Prime Rate if the Company’s total cash maintained at the bank is less than $2.0 million, (ii) the Prime Rate if the Company’s total cash maintained at the bank is at least $2.0 million but less than $5.0 million and (iii) one quarter of one percent (0.25%) below the Prime Rate if the Company’s total cash maintained at the bank is greater than $5.0 million. At June 30, 2007, the interest rate on outstanding balances was 8.5%. Interest is payable monthly on the first calendar day of each month. As of June 30, 2007, approximately $800,000 was available under the revolving line-of-credit. At June 30, 2007 the Company was out of compliance with a financial covenant of the line-of-credit. In the event of non-compliance the bank has the right to require early repayment of amounts outstanding and to cancel the line-of-credit. The Company is working to obtain a waiver for the covenant that was out of compliance and to modify the covenants to help prevent future non-compliance.

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

In May 2007 the board of directors approved change of control agreements for several officers that contained provisions which modify the vesting and the length of time available for exercise upon termination in the event of a change in control. Since these provisions only become effective upon a change in control, it is currently not considered probable that the relevant option and stock appreciation rights agreements will be modified, and accordingly, no amount has been recorded related to a modification of share-based compensation arrangements. Upon the closing of a change in control transaction, these modified changes of control agreements would result in the acceleration and recognition of additional share-based compensation which will be calculated at that time.

In February 2007, the company hired a consultant to provide services. In conjunction with the consulting agreement, the Company issued a fully vested warrant to purchase 30,000 shares of the Company’s common stock for $3.80 per share. The warrant has a 5 year life. The estimated fair value of the warrant was $48,000 based on the fair value of the services to be received and is being amortized over the one year term of the consulting agreement. The Company recognized in general and administrative expenses share-based compensation of $12,000 and $16,000 for three and six months ended June 30, 2007, respectively, related to the warrant.

Stock option activity is as follows (in thousands, except prices and contractual term):

			Weighted-Average
Options	Shares Available for Grant	Shares Outstanding	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	645	2,076	$4.28	6.9	$6,262
Granted	(147)	147	4.21
Exercised	—	(22)	0.45
Forfeited	74	(74)	4.45
Balance at March 31, 2007	572	2,127	4.29	7.0	$2,649
Granted	(30)	30	4.85
Exercised		(12)	0.98
Forfeited	71	(71)	6.01
Balance at June 30, 2007	613	2,074	4.26	6.5	$6,514
Exercisable at June 30, 2007		1,653	$3.11	5.9	$5,923
Vested or expected to vest		2,053	$4.24

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

	Three months ended March 31,
	2007	2006
Expected volatility	101.6%	113.0%
Risk free interest rates	4.41%	4.75%
Expected term	5.0 years	5.0 years
Expected dividends	0.0%	0.0%

	Three months ended June 30,
	2007	2006
Expected volatility	101.2%	112.0%
Risk free interest rates	6.1%	5.03%
Expected term	5.0 years	5.0 years
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2007 and 2006 was $3.75 and $5.39, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006, was $3.33 and $4.37, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006, was $12,000 and zero, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006, was $108,000 and $17,000, respectively.

The following table summarizes information about stock options outstanding as of June 30, 2007 (in thousands except prices and contractual life):

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.00	25	6.1	$0.00	25	$0.00
$0.28 - $0.68	797	4.8	0.44	797	0.44
$1.02 - $1.95	98	3.0	1.59	97	1.59
$4.21 - $4.75	302	9.2	4.43	56	4.52
$5.31 - $6.95	189	6.5	6.53	134	6.39
$7.00 - $14.88	663	7.9	8.67	544	8.88
	2,074	6.5	$4.26	1,653	$3.11

There were no restricted stock grants, forfeitures or vesting during the six months ended June 30, 2007.
As of June 30, 2007, there was $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the three months ended June 30, 2007 and 2006, was $200,000 and $83,000, respectively. The total fair value of shares vested during the six months ended June 30, 2007 and 2006, was $428,000 and $423,000, respectively.

Employee stock purchase plan

The Company’s Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) on April 17, 2000, under which 2,000,000 shares have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 50% of the employees’ cash compensation or 1,800 shares per purchase period. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan-defined dates. Effective January 1, 2006, compensation expense for the employee stock purchase plan is recognized in accordance with SFAS 123(R). Pursuant to the Purchase Plan, 6,490 and 4,447 shares were purchased at a price of $3.06 and $4.42 per share for the six months ended June 30, 2007 and 2006, respectively. The amount included in share-based compensation for the three months ended June 30, 2007 and 2006 related to the employee stock purchase plan was approximately $6,000 and $11,000, respectively. The amount included in share-based compensation for the six months ended June 30, 2007 and 2006 related to the employee stock purchase plan was approximately $7,000 and $16,000, respectively.

7 RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2007 $57,000 of an authorized $65,000 was paid to Eric Helgeland, a member of the board of directors, for his service as the outside member of the board’s executive committee, which consists of Messer’s Helgeland, Tim Choate and Rob Wrubel. An additional $10,000 for expense reimbursements related to Mr. Helgeland’s board service was accrued during the three months ended June 30, 2007 but remained unpaid at June 30, 2007. No other related party transaction occurred in the six months ended June 30, 2007.

8 SUBSEQUENT EVENTS

On August 7, 2007, the Company, Apollo Group, Inc., an Arizona corporation (“Apollo”) and Asteroid Acquisition Corporation, a Washington corporation and wholly owned subsidiary of Apollo, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Apollo has agreed to acquire all of the issued and outstanding common stock of the Company for a cash purchase price of $6.25 per share. The transaction is valued at approximately $48 million. The closing of the merger is subject to customary closing conditions, including Company shareholder approval. The parties intend to consummate the transaction as soon as practicable and currently anticipate that the closing will occur in the fourth quarter of calendar year 2007.

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

Acquisition and Comparability of Operations

Our results of operations for the three months ended June 30, 2007 include the results of HVI. The results of HVI must be factored into any comparison of our 2007 results of operations to 2006 results. See Note 4 of our condensed consolidated financial statements for pro forma financial statements as if HVI had been acquired on January 1, 2006.

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

During the quarter, we presented our direct response offers to over 114 million consumers, a 112% increase over the same quarter in 2006. Our average revenues per thousand impressions declined 41% over the same quarter in 2006 to $35.12 as most of our new growth in impressions, including growth that balanced out some of the seasonality effects, is among broader types of point-of-action placements such as downloads and logins that have lower average revenues per impression than registration placements which used to be a larger proportion of our impressions. As we continue to scale in these new types of locations, we expect impression volumes to accelerate while the average revenue per thousand impressions will decline further due to this shift in our mix of impressions.

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

We will continue in the third quarter our drive to open new and expand existing direct advertiser accounts. We believe direct advertiser relationships, over the long term, will form a stronger and more reliable base upon which we can grow and expand the company’s business opportunities.

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

Concentrations

Given the importance of transacting consumers to our business, a key focus of our business development efforts has been to expand the number of publishers participating in our network. Because we have focused over the past year on the top 100 publishers, our lead volumes are concentrated among a limited number of top performing publishers. For the quarters ended June 30, 2007 and 2006, user leads from our top five largest website publishers accounted for 80.1% and 62.1% of our total revenues, respectively. For the quarter ended June 30, 2007, user leads from the top two publishers accounted for 44.8% and 17.5% of revenues, respectively. For the quarter ended June 30, 2006, user leads from the top two publishers accounted for 23.5% and 11.4% of revenues, respectively. For the six-months ended June 30, 2007 and 2006, user leads from our top five largest website publishers accounted for 73.9% and 55.5% of our total revenues, respectively. For the six-months ended June 30, 2007, user leads from the top two publishers accounted for 38.4% and 16.5% of revenues, respectively. For the six-months ended June 30, 2006, user leads from the top two publishers accounted for 24.8% and 11.6% of revenues, respectively. Our goal is for the concentration of revenue among our five largest website publishers to decrease over time as a result of our continued focus to expand the number of publishers in our network. While we seek to expand the number of publishers and reduce the concentration of revenue from any one publisher, we anticipate that a limited number of publishers collectively will continue to account for a significant portion of our lead volume for the foreseeable future.

In the quarters ended June 30, 2007 and 2006, our ten largest clients accounted for 67.2% and 63.0% of our revenues, respectively. During the quarter ended June 30, 2007, Advertising.com, Inc. accounted for 15.7% of our revenues and no other client accounted for more than 10% of our revenues. During the quarter ended June 30, 2006 Valueclick accounted for 22.1% of our revenues, Emarketmakers accounted 10.9% of our revenues and no other client accounted for more than 10% of our revenues. In the six months ended June 30, 2007 and 2006 our ten largest clients accounted for 62.2% and 61.4% of our revenues, respectively. During the six months ended June 30, 2007 Advertising.com, Inc. accounted for 13.3% of our revenues and no other client accounted for more than 10% of our revenues. During the six months ended June 30, 2006 Prospective Direct accounted for 14.3% of our revenues, Valueclick accounted for 12.6% of our revenues, Vendare Group accounted for 11.5% of our revenues and not other client accounted for more than 10% of our revenues.

As of June 30, 2007, no customers accounted for more than 10.0% of outstanding accounts receivable. As of June 30, 2006, Valueclick accounted for24.1% of our outstanding accounts receivable balance and no other customers accounted for more than 10.0% of outstanding accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable.

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

On August 7, 2007 we entered into an Agreement and Plan of Merger with Apollo Group, Inc. (“Apollo”) and Apollo’s wholly owned subsidiary, Asteroid Acquisition Corporation, under which we have agreed to be acquired by Apollo for cash consideration of $6.25 per share. The acquisition is subject to shareholder approval and other customary closing conditions and is currently expected to close in the fourth quarter of 2007.

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

(In thousands, except percentages)	2007	2006	Percentage Change
Three months ended June 30,	$4,022	$3,186	11.7%
Six months ended June 30,	$7,624	$6,145	24.1%

	Three months ending June 30,
(Page impressions in thousands)	2007	2006	Percentage Change
Page impressions	113,903	53,784	112%
RPM	$35.12	$59.24	(41)%
Percentage of revenue from network	99.1%	100.0%	(1)%
Percentage of revenue from other programs	0.9%	0.0%

Impressions were 113.9 million for the three months ended June 30, 2007, which is an increase of 112% from the 53.8 million impressions generated in the three months ended June 30, 2006. Approximately one quarter of the increase in impressions for the current quarter compared to the same period of the prior year is due to the addition of High Voltage impressions in the current period. The balance of the increase is a result of our continued focus on placements with less intrusive traffic flows but higher traffic inventories. These types of placements tend to have higher traffic flows but generate a lower number of leads per thousand impressions, which results in a lower RPM. Although they generate fewer leads per thousand impressions, the quality of those leads tend to be higher and lead quality has been a major focus of the Company for the past two years.

Average RPM, was $35.12 during the three months ended June 30, 2007, decreasing 41% from the $59.24 average in the comparable period of 2006. The decrease in RPM is due to the increase in impressions that have a lower RPM but result in higher quality leads as discussed above. The impression increase year over year reflects both our growth in publisher relationships and our expansion of new high volume placement locations. We also had some impression volume increase due to our High Voltage acquisition completed in the fall of 2006. The lower RPM levels year over year are primarily due to our shift toward a broader set of placement types that are less responsive than our historic registration placement locations, and are also due in part to our continuous quality improvement efforts which can lead to lower offer response rates balanced by higher quality which leads to higher lead prices over time.

We expect that our continuing expansion into new placement locations and away from registration type placements will cause a further increase in our impression volumes over the coming quarters. However, the incorporation of progressively higher volume media with lower average response rates will also lead to further declines in average revenues per thousand impressions.

Our plan remains to continue our efforts to expand our network with new distribution publishers, client offers and product types and placements. We expect that these efforts will result in growth in our revenues.

Cost of revenue

Costs of revenues consist of fees owed to network distribution publishers based on revenue generating activities created in conjunction with these publishers.

Cost of revenue is summarized in the following table:

(In thousands, except percentages)	2007	% of revenue	2006	% of revenue	Percentage Change
Three months ended June 30,	$2,126	52.9%	$1,607	50.4%	32.3%
Six months ended June 30,	$4,154	54.5%	$2,970	48.3%	39.9%

Cost of revenue, or the fees earned by the company’s network publishers for the three months ended June 30, 2007 was $2.1 million, or 53% of revenues compared to $1.6 million, or 50% of revenues, for the comparable period of 2006. Cost of revenue for the six months ended June 30, 2007 was $4.2 million, or 55% of revenues, compared to 3.0 million, or 48.3% of revenues, for the comparable period of 2006. The overall increase in cost of revenues for both the three and six months ending June 30, 2007 is a result of increased revenues since cost of revenue is directly related to the amount of revenue recorded. The increase as a percentage of revenue for both the three and six months ended June 30, 2007 is due to the impact of a substantial new education oriented publisher agreement implemented during the June 30, 2007 period in which the percentage of publisher fees begin at higher than average levels to include relationship start up costs, and then decline over the first 6 months to normal publisher fee levels. As an offset to this increase, the Company benefited from a credit agreed to during the June 30, 2007 period of $224,000 related to fees previously overpaid to a publisher due to unmet guarantees. In addition, a lesser impact was due to the acquisition of High Voltage, whose cost of revenue percentage is closer to 60% and revenue earned under our larger publisher contracts which require a slightly higher payout percentage as compared to our average payout percentage.

In May 2007 a settlement was reached with one of our publishers that resulted in a $224,000 reduction of the amount owed the publisher. This reduction resulted in a decrease in cost of revenue during the three months ended June 30, 2007. Without this reduction, cost of revenue would have been $2.4 million, or 58% of revenues. Offsetting this reduction in publisher costs was a new High Voltage publisher contract that required payment of a significantly higher percentage of revenue than normal during the first few months of the contract. The impact of this contract should not be significant in future periods and it is expected that our cost of revenues will trend in the 55% to 57% range in future periods.

Sales and Marketing

Sales and marketing expenses consist primarily of marketing and operational personnel costs, bad debts, and outside sales costs.

Sales and marketing expenses are summarized in the following table:

(In thousands, except percentages)	2007	% of revenue	2006	% of revenue	Percentage Change
Three months ended June 30,	$1,669	41.5%	$1,310	41.1%	27.4%
Six months ended June 30,	$3,376	44.3%	$2,621	42.7%	28.8%

The increase in sales and marketing expenses for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily a result of the acquisition of High Voltage. As a result of the acquisition labor costs increased substantially and new office space was obtained in order to accommodate the increased number of employees. The increases in labor and related facilities costs accounts for approximately 55% of the increase in sales and marketing expenses. In addition to these items the bad debts expense accounted for 30% of the increase and outside services accounted for 11% of the increase. The increase in the allowance for doubtful accounts was a result of recording an additional balance on High Voltage accounts receivable balances. The increase in outside services results from the use of some outside consultants to help with the acquisition of new publishers and clients. The increase for the six months ended June 30, 2007 as compared to the corresponding period in the 2006 is a result of the same factors that have caused the increase in the current quarter. Sales and marketing costs in the remaining quarters of 2007 are expected to be similar to the current quarter as no further significant increases to the allowance for doubtful accounts are expected but this decrease will be offset by annual pay increases and corresponding additional share-based compensation amounts.

Connectivity and Network Costs

Connectivity and network costs consist of expenses associated with the maintenance and usage of our network as well as email delivery costs. Such costs include email delivery costs, Internet connection charges, hosting facility costs and personnel costs.

Connectivity and network costs are summarized in the following table:

(In thousands, except percentages)	2007	% of revenue	2006	% of revenue	Percentage Change
Three months ended June 30,	$266	6.6%	$229	7.2%	16.2%
Six months ended June 30,	$516	6.8%	$439	7.1%	17.5%

Connectivity and network costs increased for the three months ended June 30, 2007 as compared to the corresponding period in 2006 primarily due to an increase in connectivity costs and lead validation costs, 37% and 36% of the increase, respectively. During the third quarter of 2006 we implemented a new fully redundant back up system for our network servers which resulted in increased connectivity costs. Lead validation service costs increased as a result of costs associated with validation of the High Voltage leads. Connectivity and network costs increased for the six months ended June 30, 2007 as compared to the corresponding period in 2006 primarily due to an increase in connectivity costs, labor costs and lead validation costs, 48%, 32% and 11% of the increase, respectively. The same factors that caused the increase in connectivity and lead validation costs in the three months ended June 30, 2007 impacted the six months ended June 30, 2007. Labor costs in the six months ended June 30, 2007 increased as a result of hiring an additional network engineer in October 2006 and also as a result of employee turnover in the first quarter of March 2006. Connectivity and network costs in the remaining quarters of 2007 are expected to be slightly higher than amounts recorded in the current quarter as a result of annual pay increases and corresponding additional share-based compensation amounts.

Research and Development

Research and development expenses primarily consist of personnel costs related to maintaining and enhancing the features, content and functionality of our Web sites, network and related systems.

Research and development expenses are summarized in the following table:

(In thousands, except percentages)	2007	% of revenue	2006	% of revenue	Percentage Change
Three months ended June 30,	$256	6.4%	$219	6.9%	16.9%
Six months ended June 30,	$517	6.8%	$409	6.7%	26.4%

The increase in research and development expenses for the three and six months ended June 30, 2007 compared to the corresponding period in 2006 was primarily due to increases in labor costs, including amounts for share-based compensation. The increase in labor costs is a result of annual pay increases, options grants and the inclusion of an additional research and development employee hired as part of the High Voltage acquisition. Research and development expense in the remaining quarters of 2007 are expected to be slightly higher than amounts recorded in the current quarter as a result of annual pay increases and corresponding additional share-based compensation amounts.

General and Administrative

General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs, business taxes and professional service fees.

General and administrative expenses are summarized in the following table:

(In thousands, except percentages)	2007	% of revenue	2006	% of revenue	Percentage Change
Three months ended June 30,	$837	20.8%	$441	13.8%	89.8%
Six months ended June 30,	$1,461	19.2%	$1,071	17.4%	36.4%

General and administrative expense for the three months ended June 30, 2007 increased when compared to the corresponding period in 2006. There are four significant items that have resulted in an increase in general and administrative costs. The costs associated with the acquisition of the Company accounted for 60% of the increase. Increases in labor and facility costs accounts for approximately 20% of the increase in general and administrative costs. Labor costs increased in the current quarter due to changes made in accounting staff during the quarter and increases in share-based compensation related to stock appreciation rights granted to the board of directors in the fourth quarter of 2006. Facility costs increased as a result of the additional space leased in the fourth quarter of 2006 to accommodate an increased number of employees primarily due to the High Voltage acquisition. Increases in accounting and audit fees in the current quarter accounted for 16% of the increase. The increase in accounting and audit fees relates to the timing of fees related to the annual audit and the review of the first quarter. For the six months ended June 30, 2007 the increase in costs associated with the acquisition of the Company accounted for 61% and increases in labor and facility costs accounted for 52% f the gross increase in general and administrative expenses. Offsetting these increases was a decrease in accounting and audit fees on a year to date basis that reduced the increase by 13%. The reduction in accounting and audit fees by $60,000 on a year to date basis was due to costs associated with compliance with Sarbanes Oxley section 404 that were incurred in the first part of 2006. General and administrative costs in the remaining quarters of 2007 are expected to be similar as labor costs are expected to decrease but additional costs related to the acquisition of the Company by the Apollo Group, Inc. are expected.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization on acquired intangible assets and intellectual property.

Depreciation and amortization expenses are summarized in the following table:

(In thousands, except percentages)	2007	% of revenue	2006	% of revenue	Percentage Change
Three months ended June 30,	$165	4.1%	$102	3.2%	61.8%
Six months ended June 30,	$337	4.4%	$201	3.3%	67.7%

The increases in depreciation and amortization for the three and six months ended June 30, 2007 compared to the corresponding periods of the prior year is primarily due to the amortization of intangible assets related to the acquisition of High Voltage Interactive on August 17, 2006. The Company is amortizing $2.1 million of intangible assets over a period ranging from 8 to 15 years. In addition, new computer equipment was purchased for a new redundant backup system in 2006, resulting in additional depreciation expenses. Depreciation and amortization in the remaining quarters of 2007 is expected to be similar to amounts recorded in the current quarter.

Interest Income

Interest income results from earnings on our available cash reserves and short-term investments. Interest income totaled $22,000 in the three months ended June 30, 2007, compared to $109,000 in the corresponding period of 2006. The decrease in interest income is primarily a result of the use of cash reserves for the acquisition of High Voltage in August of 2006. In addition to this transaction cash has been used to support operations over the past year. Interest income in the remaining quarters of 2007 is expected to be lower than amounts recorded in the current quarter as cash continues to be used to support operations and therefore less cash will be available to invest.

Interest Expense

Interest expense results from interest payments on the line-of-credit obtained to facilitate the acquisition of High Voltage. Interest expense totaled $29,000 in the three months ended June 30, 2007, compared to zero in the corresponding period of 2006. The line-of-credit was obtained in August 2006 so no interest expense was incurred in the three or six months ended June 30, 2006. Interest expense in the remaining quarters of 2007 is expected to be similar to amounts recorded in the current quarter.

Income Taxes

No current or deferred federal income tax expense or benefit has been provided for any of the periods presented as we have incurred net tax losses from inception through the quarter ended June 30, 2007. Aptimus has provided full valuation allowances on the related net deferred tax assets because of the uncertainty regarding their realizability.

LIQUIDITY AND CAPITAL RESOURCES

Since we began operating as an independent company in July 1997, we have financed our operations primarily through the issuance of equity securities. Net proceeds from the issuance of stock through June 30, 2007 totaled $73.4 million. As of June 30, 2007, we had approximately $2.2 million in cash and cash equivalents, and working capital of $1.5 million.

In August 2006, the Company obtained a $5.0 million line-of-credit from a commercial bank, with a term of one year, which is renewable at the Company's option, and is secured by the Company's assets. In November 2006 the line-of-credit was reduced to $2.5 million at the Company’s request. The available line of credit is based on eligible accounts receivables (excludes over 90 day old AR) and is for a 1 year term. The amount available under the line at June 30, 2007 was approximately $800,000. Advances on the line bear interest, on the outstanding daily balance thereof, at a variable rate equal to :(i) one quarter of one percent (0.25%) above the Prime Rate if Company’s total cash maintained at the bank is less than $2.0 million, (ii) the Prime Rate if the Company’s total cash maintained at the bank is at least $2.0 million but less than $5.0 million and (iii) one quarter of one percent (0.25%) below the Prime Rate if the Company’s total cash maintained at the bank is greater than $5.0 million. At June 30, 2007 the interest rate on outstanding balances was 8.5 percent. At June 30, 2007 the Company was out of compliance with a financial covenant. In the event of non-compliance the bank has the right to require early repayment of amounts outstanding and to cancel the line-of-credit. The Company is working to obtain a waiver for the covenant that was out of compliance and to modify the covenants to help prevent future non-compliance.

Net cash used in operating activities was $1 million and $318,000 for the six months ended June 30, 2007 and 2006, respectively. Cash provided by (used in) operations during the six months ended June 30, 2007 and 2006 consisted of:

	Six months ended June 30,
	2007	2006
Cash received from customers	$8,681	$5,823
Cash paid to employees and vendors	(9,671)	(6,163)
Interest received	63	22
Interest paid	(73)	—
Net cash used in operations	$(1,000)	$(318)

Net cash used in investing activities was $23,000 and $2.9 million in the six months ended June 30, 2007 and 2006, respectively. In the three months ended June 30, 2007, $24,000 was used for the purchase of additional computer equipment and $1,000 was received from the disposal of computer equipment. In the six months ended June 30, 2006, $435,000 was used for the purchase of additional computer equipment and software and $11.7 million was used for the purchase of short-term investments offset by proceeds of $9.3 million from the maturity of short-term investments.

Net cash provided by (used in) financing activities was $(559,000) and $22,000 in the six months ended June 30, 2007 and 2006, respectively. In the three months ended June 30, 2007, net cash used in financing activities resulted from repayment of $600,000 on the line-of-credit offset by proceeds of $41,000 from the issuance of common stock. In the six months ended June 30, 2006, net cash provided by financing activities resulted from $22,000 of proceeds from the issuance of common stock.

We have recently suffered recurring operating losses and negative cash flows from operations. As of June 30, 2007, we had an accumulated deficit of $66.1 million with total shareholders’ equity of $7.4 million. Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Based on our projected cash required for operations, debt service and capital expenditures for the next twelve-month period, we believe that our current cash and cash equivalents of $2.2 million at June 30, 2007, and funds available under our revolving credit facility, in conjunction with the anticipated expense reductions, will be sufficient to fund our operations and anticipated cash expenditures through June 30, 2008. However, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

•	reduce our current expenditure run-rate;
•	secure additional short-term financing;
•	secure additional long-term debt financing; or
•	secure additional equity financing.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business.
Our cash requirements depend on several factors, including the rate of market acceptance of our services and the extent to which we use cash for strategic initiatives. We entered into an Agreement and Plan of Merger (“Agreement”) with Apollo Group, Inc. and a wholly owned subsidiary of Apollo on August 7, 2007, pursuant to which Apollo will purchase all of our issued and outstanding shares of common stock at a price of $6.25 per share. We incurred non-ordinary course expenditures in the three month period ending June 30, 2007 negotiating the terms of acquisition agreements and related documentation. We anticipate incurring in the coming months additional non-ordinary course expenses in connection with preparing the required proxy materials, soliciting proxies and holding the required special shareholders meeting to approve the merger transaction and other matters related to the merger transaction. The cost required to complete the required steps and consummate the merger transaction, particularly if it is subject to any challenge by shareholders, will result in the need for either additional capital or assumption of such liabilities by Apollo. If such funds are unavailable through Apollo, we may need to raise funds through alternative means. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to complete the merger transaction or fund our expansion, take advantage of business opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

OFF-BALANCE SHEET ARRANGEMENTS

No off-balance sheet arrangements existed as of June 30, 2007.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of the Annual Report on Form 10-K, filed with the SEC on April 2, 2007. We believe those areas subject to the greatest level of uncertainty are the recording of share-based compensation, the allocation of purchase price in acquisitions, the impairment of goodwill and other intangible assets, the valuation allowance for deferred tax assets, the allowance for doubtful accounts receivable. In addition to those areas subject to the greatest level of uncertainty, revenue recognition is also considered a critical accounting policy. There have been no material changes to our critical accounting policies or to the estimates made under the critical accounting policies in the six months ended June 30, 2007. For additional details see the critical accounting policies section included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2007

RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of the Financial Accounting Standards Board (the FASB) statement and interpretation defined below, there have been no significant changes in recent accounting pronouncements during the six months ended June 30, 2007 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (Fin 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. There was no impact on the results of operations or financial position from the adoption of this interpretation. We have no unrecognized tax benefit as of June 30, 2007, including no accrued amounts for interest and penalties.

Our policy will be to recognize interest and penalties related to income taxes as a component of interest expense and general and administrative expense, respectively. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 1997 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007, all of the Company’s cash equivalents are held in money market accounts whose rates are adjusted monthly and therefore the fair value of these instruments is not affected by changes in market interest rates. As of June 30, 2007, the Company believes the reported amounts of cash equivalents to be reasonable approximations of their fair values. As a result, the Company believes that the market risk and interest risk arising from its holding of financial instruments is minimal.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business and stock price may be materially and adversely affected if the merger with Apollo is not completed.

We entered into an Agreement and Plan of Merger (“Agreement”) with Apollo Group, Inc. and a wholly owned subsidiary of Apollo on August 7, 2007, pursuant to which Apollo will purchase all of our issued and outstanding shares of common stock at a price of $6.25 per share. The announcement of the planned merger could have an adverse effect on our revenues in the near-term if customers delay, defer, or cancel purchases in response to the announcement. To the extent that the announcement of the merger creates uncertainty among persons and organizations contemplating purchases of our products or services such that several large customers, or a significant group of small customers, delays purchase decisions pending completion of the planned merger, this could have an adverse effect on our results of operations and quarterly revenues could be substantially below the expectations of market analysts and could cause a reduction in our stock price. In addition, completion of the pending merger is subject to certain conditions, including approval by the holders of our common stock and various other closing conditions. We cannot be certain that these conditions will be met or waived, that the necessary approvals will be obtained or that we will be able to successfully consummate the merger as currently contemplated under the Agreement or at all. If the merger is not completed, we could be subject to a number of risks that may materially and adversely affect our business and stock price, including: the diversion of our management’s attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers which, in turn, may detract from our ability to grow revenues and minimize costs and lead to a loss of market position that we might be unable to regain; the market price of our shares of common stock may decline to the extent the current market price of those shares reflects a market assumption that the merger will be completed; under certain circumstances we could be required to pay Apollo a $1.8 million termination fee; we may experience a negative reaction to any termination of the merger from our customers, suppliers, business partners, employees or affiliates which may adversely impact our future results of operations as a stand-alone entity; and the amount of the costs, fees and expenses and charges related to the merger.

Restrictions on the conduct of our business prior to the completion of the pending merger with Apollo may have a negative impact on our operating results.

We have agreed to certain restrictions on the conduct of our business in connection with the proposed merger with Apollo that require us to conduct our business in the ordinary course consistent with past practices, subject to specific limitations. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the transaction and should the merger not occur, such restrictions could have had an adverse effect on our operations during such time.

You should also carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2006, together with all other information contained or incorporated by reference in this filing, before you decide to purchase shares of our common stock. These factors could cause our future results to differ materially from those expressed in or implied by forward-looking statements made by us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2006 Annual Meeting of Shareholders held on June 20, 2007, John B. Balousek, Timothy C. Choate, Eric Helgeland, Robert W. Wrubel and Bob Bejan were each elected as a director of the company, to serve until the next Annual Meeting of Shareholders and until his successor is elected and qualified. In addition, our shareholders ratified the selection of Moss Adams LLP as the company's independent registered public accounting firm.

(a) Election of a Board of Directors consisting of the following five (5) directors:

NAME	VOTES FOR	VOTES WITHHELD
John B. Balousek	5,302,200	95,030
Timothy C. Choate	5,395,043	2,187
Eric Helgeland	5,315,210	82,020
Robert W. Wrubel	5,359,193	38,037
Bob Bejan	5,315,210	82,020

(b) The proposal to ratify the selection of Moss Adams LLP as the company’s independent registered public accounting firm passed with the following vote results: 5,397,130 for and 100 against.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS

EXHIBITS INDEX

Exhibit Number	Description
3.1*	Second Amended and Restated Articles of Incorporation of registrant.
3.1.1(2)	Articles of Amendment filed September 16, 2000.
3.1.2(6)	Articles of Amendment filed March 29, 2002.
3.2*	Amended and Restated Bylaws of registrant.
4.1*	Specimen Stock Certificate.
4.3(3)	Rights Agreement dated as of March 12, 2002 between registrant and Mellon Investor Services LLC, as rights agent.
10.1*(7)	Form of Indemnification Agreement between the registrant and each of its directors.
10.2*(7)	1997 Stock Option Plan, as amended.
10.3*(7)	Form of Stock Option Agreement.
10.4(1)(7)	Aptimus, Inc. 2001 Stock Plan.
10.4.1(2)(7)	Form of Stock Option Agreement.
10.4.2(2)(7)	Form of Restricted Stock Agreement (for grants).
10.4.3(2)(7)	Form of Restricted Stock Agreement (for rights to purchase).
10.5(4)(7)(13)	Change in Control Agreement, dated as of December 6, 2002, by and between registrant and Timothy C. Choate
10.6(4)(7)(13)	Form of Change in Control Agreement, dated as of December 6, 2002, by and between registrant and each of certain executive managers of registrant
10.7(5)	Form of Common Stock Warrant, dated July 2003, by and between the Company and certain investors.
10.8(5)	Form of Registration Rights Agreement, dated as of July 1, 2003, by and between the Company and certain investors.
10.9(11)	Agreement of Lease, dated as of November 18, 2003, by and between 100 Spear Street Owner’s Corp. and the Company.
10.10(9)	Agreement of Lease, dated as of April 29, 2004, by and between Sixth and Virginia Properties and the Company.
10.11(8)	Stock Purchase Agreement, dated as of December 4, 2003, by and between the Company and certain investors.
10.12(10)	Stock Purchase Agreement, dated as of March 25, 2005, by and between the Company and certain investors.
10.13(10)	Form of Common Stock Warrant, dated March 25 2005, by and between the Company and certain investors and service providers.
10.14(12)(7)	Form of Stock Resale Restriction Agreement, dated as of December 23, 2005, by and between registrant and each of certain executive managers and key employees of registrant.
10.15(7)(14)	Form of Change in Control Agreement, dated as of May 10, 2007, by and between registrant and each of certain executive managers of registrant
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

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
(14)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated May 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTIMUS, INC.

Date: August 14, 2007	/s/ John A. Wade
Name: John A. Wade Title: Chief Financial Officer, authorized officer and principal financial officer